Form 10-Q
period 2020-06-30
HORIZON BANCORP INC /IN/
filed 2020-08-04
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,874,353 shares of Common Stock, no par value, at August 3, 2020.

HORIZON BANCORP, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$170,135	$98,831
Interest-earning time deposits	9,247	8,455
Investment securities, available for sale	935,140	834,776
Investment securities, held to maturity (fair value of $201,818 and $215,147)	190,935	207,899
Loans held for sale	15,913	4,088
Loans, net of allowance for loan losses of $55,090 and $17,667	3,923,292	3,619,174
Premises and equipment, net	92,232	92,209
Federal Home Loan Bank stock	23,608	22,447
Goodwill	151,238	151,238
Other intangible assets	24,782	26,679
Interest receivable	20,185	18,828
Cash value of life insurance	95,709	95,577
Other assets	86,846	66,628
Total assets	$5,739,262	$5,246,829
Liabilities
Deposits
Non-interest bearing	$981,868	$709,760
Interest bearing	3,325,731	3,221,242
Total deposits	4,307,599	3,931,002
Borrowings	583,073	549,741
Subordinated debentures	58,824	—
Junior subordinated debentures issued to capital trusts	56,437	56,311
Interest payable	2,353	3,062
Other liabilities	78,770	50,690
Total liabilities	5,087,056	4,590,806
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued 43,846,947 and 45,000,840 shares, Outstanding 43,821,878 and 44,975,771 shares	—	—
Additional paid-in capital	361,087	379,853
Retained earnings	269,849	269,738
Accumulated other comprehensive income	21,270	6,432
Total stockholders’ equity	652,206	656,023
Total liabilities and stockholders’ equity	$5,739,262	$5,246,829
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Interest Income
Loans receivable	$43,918	$47,784	$88,876	$87,407
Investment securities - taxable	2,321	3,273	5,219	6,395
Investment securities - tax exempt	4,105	2,793	7,903	5,421
Total interest income	50,344	53,850	101,998	99,223
Interest Expense
Deposits	4,506	8,938	12,222	15,814
Borrowed funds	2,074	2,495	4,312	6,116
Subordinated debentures	58	—	58	—
Junior subordinated debentures issued to capital trusts	710	888	1,485	1,484
Total interest expense	7,348	12,321	18,077	23,414
Net Interest Income	42,996	41,529	83,921	75,809
Credit loss expense	7,057	896	15,657	1,260
Net Interest Income after Credit Loss Expense	35,939	40,633	68,264	74,549
Non-interest Income
Service charges on deposit accounts	1,888	2,480	4,334	4,357
Wire transfer fees	230	167	401	285
Interchange fees	2,327	2,160	4,223	3,521
Fiduciary activities	1,765	2,063	4,293	4,152
Gains on sale of investment securities (includes $248 and $(100) for the three months ended June 30, 2020 and 2019, respectively, and $587 and $(85) for the six months ended June 30, 2020 and 2019, respectively, related to accumulated other comprehensive earnings reclassifications)	248	(100)	587	(85)
Gain on sale of mortgage loans	6,620	2,078	10,093	3,387
Mortgage servicing income net of impairment	(2,760)	570	(2,735)	1,176
Increase in cash value of bank owned life insurance	557	555	1,111	1,068
Death benefit on bank owned life insurance	—	367	233	367
Other income	250	558	648	1,382
Total non-interest income	11,125	10,898	23,188	19,610
Non-interest Expense
Salaries and employee benefits	15,629	16,951	32,220	31,417
Net occupancy expenses	3,190	3,148	6,442	5,920
Data processing	2,432	2,139	4,837	4,105
Professional fees	518	598	1,054	1,091
Outside services and consultants	1,759	1,655	3,674	5,185
Loan expense	2,692	2,048	4,791	3,997
FDIC insurance expense	235	365	385	525
Other losses	193	169	313	273
Other expense	3,784	4,511	7,865	8,809
Total non-interest expense	30,432	31,584	61,581	61,322
Income Before Income Taxes	16,632	19,947	29,871	32,837
Income tax expense (includes $52 and $(21) for the three months ended June 30, 2020 and 2019, respectively, and $123 and $(18) for the six months ended June 30, 2020 and 2019, respectively, related to income tax expense from reclassification items)	1,993	3,305	3,577	5,379
Net Income	$14,639	$16,642	$26,294	$27,458
Basic Earnings Per Share	$0.33	$0.37	$0.59	$0.65
Diluted Earnings Per Share	0.33	0.37	0.59	0.65
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net Income	$14,639	$16,642	$26,294	$27,458
Other Comprehensive Income
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(135)	(1,901)	(4,100)	(3,007)
Income tax effect	28	399	861	631
Changes from derivative instruments	(107)	(1,502)	(3,239)	(2,376)
Change in securities:
Unrealized appreciation for the period on AFS securities	15,507	6,933	23,499	18,627
Amortization from transfer of securities from available for sale to held to maturity securities	1	(30)	(29)	(68)
Reclassification adjustment for securities gains realized in income	(248)	100	(587)	85
Income tax effect	(3,205)	(1,472)	(4,806)	(3,917)
Unrealized gains on securities	12,055	5,531	18,077	14,727
Other Comprehensive Income, Net of Tax	11,948	4,029	14,838	12,351
Comprehensive Income	$26,587	$20,671	$41,132	$39,809
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, April 1, 2019	$—	$—	$378,963	$230,327	$178	$609,468
Net income	—	—	—	16,642	—	16,642
Other comprehensive income, net of tax	—	—	—	—	4,029	4,029
Amortization of unearned compensation	—	—	210	—	—	210
Exercise of stock options	—	—	38	—	—	38
Stock option expense	—	—	58	—	—	58
Stock issued stock plans	—	—	1,466	—	—	1,466
Cash dividends on common stock ($0.12 per share)	—	—	—	(5,450)	—	(5,450)
Balances, June 30, 2019	$—	$—	$380,735	$241,519	$4,207	$626,461

Balances, April 1, 2020	$—	$—	$361,019	$260,501	$9,322	$630,842
Net income	—	—	—	14,639	—	14,639
Other comprehensive income, net of tax	—	—	—	—	11,948	11,948
Amortization of unearned compensation	—	—	(79)	—	—	(79)
Exercise of stock options	—	—	(98)	—	—	(98)
Stock option expense	—	—	27	—	—	27
Stock issued stock plans	—	—	218	—	—	218
Cash dividends on common stock ($0.12 per share)	—	—	—	(5,291)	—	(5,291)
Balances, June 30, 2020	$—	$—	$361,087	$269,849	$21,270	$652,206

See notes to condensed consolidated financial statements

	Six Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2019	$—	$—	$276,101	$224,035	$(8,144)	$491,992
Net income	—	—	—	27,458	—	27,458
Other comprehensive income, net of tax	—	—	—	—	12,351	12,351
Amortization of unearned compensation	—	—	301	—	—	301
Exercise of stock options	—	—	155	—	—	155
Stock option expense	—	—	115	—	—	115
Stock issued stock plans	—	—	1,341	—	—	514
Stock issued in Salin acquisition	—	—	102,722	—	—	—
Cash dividends on common stock ($0.22 per share)	—	—	—	(9,974)	—	(9,974)
Balances, June 30, 2019	$—	$—	$380,735	$241,519	$4,207	$626,461
Balances, January 1, 2020	$—	$—	$379,853	$269,738	$6,432	$656,023
Net income	—	—	—	26,294	—	26,294
Other comprehensive income, net of tax	—	—	—	—	14,838	14,838
Impact of adoption of ASU No. 2016-13	—	—	—	(15,635)	—	(15,635)
Amortization of unearned compensation	—	—	122	—	—	122
Exercise of stock options	—	—	157	—	—	157
Stock option expense	—	—	77	—	—	77
Stock issued stock plans	—	—	514	—	—	514
Repurchase of outstanding stock	—	—	(19,636)	—	—	(19,636)
Cash dividends on common stock($0.24 per share)	—	—	—	(10,548)	—	(10,548)
Balances, June 30, 2020	$—	$—	$361,087	$269,849	$21,270	$652,206
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Six Months Ended June 30
	2020	2019
Operating Activities
Net income	$26,294	$27,458
Items not requiring (providing) cash
Provision for credit losses	15,657	1,260
Depreciation and amortization	4,909	4,380
Share based compensation	77	115
Mortgage servicing rights income	(466)	(1,165)
Mortgage servicing rights net impairment	3,201	(11)
Premium amortization on securities, net	4,266	2,589
(Gain) loss on sale of investment securities	(587)	85
Gain on sale of mortgage loans	(10,093)	(3,387)
Proceeds from sales of loans	258,207	92,314
Loans originated for sale	(259,939)	(91,074)
Change in cash value life insurance	(1,111)	(1,068)
Gain on sale of other real estate owned	7	(11)
Net change in:
Interest receivable	(1,357)	(2,288)
Interest payable	(709)	148
Other assets	1,811	97,207
Other liabilities	661	7,780
Net cash provided by operating activities	40,828	134,332
Investing Activities
Purchases of securities available for sale	(207,160)	(176,629)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	126,826	165,638
Proceeds from maturities of securities held to maturity	16,138	4,551
Net change in interest-earning time deposits	(792)	7,654
Change in FHLB stock	(1,161)	(803)
Net change in loans	(340,505)	(84,406)
Proceeds on the sale of OREO and repossessed assets	444	1,260
Change in premises and equipment, net	(2,913)	(1,538)
Death benefit on bank owned life insurance	233	367
Repurchase of outstanding stock	(19,636)	—
Net cash received in acquisition, Salin	—	128,745
Net cash provided by (used in) investing activities	(428,526)	44,839
Financing Activities
Net change in:
Deposits	376,597	50,049
Borrowings	33,458	(184,548)
Proceeds from issuance of stock	671	1,496
Net proceeds from issuance of subordinated notes	58,824	—
Dividends paid on common stock	(10,548)	(9,974)
Net cash provided by (used in) financing activities	459,002	(142,977)
Net Change in Cash and Cash Equivalents	71,304	36,194
Cash and Cash Equivalents, Beginning of Period	98,831	58,492

Cash and Cash Equivalents, End of Period	$170,135	$94,686
Additional Supplemental Information
Interest paid	$18,786	$22,440
Income taxes paid	—	1,300
Transfer of loans to other real estate and repossessed assets	939	1,213
Transfer of premises to other real estate	—	1,564
Right-of-use assets exchanged for lease obligations	—	3,411
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”). Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. All inter-company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2020 and June 30, 2019 are not necessarily indicative of the operating results for the full year of 2020 or 2019. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of June 30, 2020, Horizon had repurchased a total of 373,323 shares at an average price per share of $15.86. In addition to the stock repurchase program, Horizon agreed to repurchase 1,000,000 shares at a price per share of $15.19 from an individual shareholder on March 6, 2020.
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
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Basic earnings per share
Net income	$14,639	$16,642	$26,294	$27,458
Weighted average common shares outstanding	43,781,249	45,055,117	44,219,880	41,956,047
Basic earnings per share	$0.33	$0.37	$0.59	$0.65
Diluted earnings per share
Net income	$14,639	$16,642	$26,294	$27,458
Weighted average common shares outstanding	43,781,249	45,055,117	44,219,880	41,956,047
Effect of dilutive securities:
Restricted stock	7,614	—	40,017	—
Stock options	13,931	75,291	26,967	76,924
Weighted average common shares outstanding	43,802,794	45,130,408	44,286,864	42,032,971
Diluted earnings per share	$0.33	$0.37	$0.59	$0.65
There were 504,085 and 285,588 shares for the three and six months ended June 30, 2020, which were not included in the computation of diluted earnings per share because they were non-dilutive. There were 341,394 and 341,394 shares for the three and six months ended June 30, 2019, which were not included in the computation of diluted earnings per share because they were non-dilutive.

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
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Accrued interest receivable totaling $12.8 million at June 30, 2020 was excluded from the ACL calculation and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
using the effective yield method without anticipating prepayments.
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
Real Estate and Consumer
With respect to residential loans that are secured by 1–4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1–4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
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
Allowance for Credit Losses on Held to Maturity Securities
For held to maturity securities, the Company conducts an assessment of its held to maturity securities at the time of purchase and on at least an annual basis to ensure such investment securities remain within appropriate levels of risk and continue to

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
perform satisfactorily in fulfilling its obligations. The Company considers, among other factors, the nature of the securities and credit ratings or financial condition of the issuer. If available, the Company obtains a credit rating for issuers from Nationally Recognized Statistical Rating Organization (“NRSRO”) for consideration. If this assessment indicates that a material credit loss exists, the present value of cash flows expected to be collected form the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss. After completing this assessment, management determined any credit losses as of June 30, 2020 were not material to the consolidated financial statements.
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
Under the acquisition method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition.

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
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan-to-value percentages. Purchased credit-impaired loans at the acquisition date, were accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310-30) and initially measured at fair value, which

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans was not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporated the estimate of current assumptions, such as default rates, severity and prepayment speeds.
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
Estimates of certain loans, those for which specific credit-related deterioration has occurred since origination, were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.
The results of operations of Salin have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro-forma results for the three and six months ended June 30, 2019 as if the Salin acquisition had occurred as of the beginning of the comparable prior reporting period.

	Three Months Ended	Six Months Ended
	June 30	June 30
	2019	2019
Summary of Operations:
Net Interest Income	$41,529	$83,711
Provision for Loan Losses	896	1,560
Net Interest Income after Provision for Loan Losses	40,633	82,151
Non-interest Income	10,898	20,024
Non-interest Expense	31,584	73,736
Income before Income Taxes	19,947	28,439
Income Tax Expense	3,305	5,322
Net Income	16,642	23,117
Net Income Available to Common Shareholders	$16,642	$23,117
Basic Earnings per Share	$0.37	$0.51
Diluted Earnings per Share	$0.37	$0.51
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 – Securities
The fair value of securities is as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
State and municipal	$525,488	$23,503	$(759)	$548,232
Federal agency collateralized mortgage obligations	219,431	6,380	(6)	225,805
Federal agency mortgage-backed pools	143,755	5,031	—	148,786
Corporate notes	10,867	1,450	—	12,317
Total available for sale investment securities	$899,541	$36,364	$(765)	$935,140
Held to maturity
State and municipal	$175,953	$10,408	$—	$186,361
Federal agency collateralized mortgage obligations	3,006	89	—	3,095
Federal agency mortgage-backed pools	11,976	386	—	12,362
Total held to maturity investment securities	$190,935	$10,883	$—	$201,818

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$1,415	$—	$(2)	$1,413
State and municipal	396,931	11,288	(2,451)	405,768
Federal agency collateralized mortgage obligations	267,272	2,543	(563)	269,252
Federal agency mortgage-backed pools	145,623	1,207	(258)	146,572
Corporate notes	10,848	923	—	11,771
Total available for sale investment securities	$822,089	$15,961	$(3,274)	$834,776
Held to maturity
State and municipal	$190,767	$7,129	$(54)	$197,842
Federal agency collateralized mortgage obligations	4,560	13	(5)	4,568
Federal agency mortgage-backed pools	12,572	194	(29)	12,737
Total held to maturity investment securities	$207,899	$7,336	$(88)	$215,147
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$40,750	$40,838	$37,386	$37,321
One to five years	41,840	43,156	41,230	41,293
Five to ten years	116,279	125,049	117,004	122,145
After ten years	337,486	351,506	213,574	218,193
	536,355	560,549	409,194	418,952
Federal agency collateralized mortgage obligations	219,431	225,805	267,272	269,252
Federal agency mortgage-backed pools	143,755	148,786	145,623	146,572
Total available for sale investment securities	$899,541	$935,140	$822,089	$834,776
Held to maturity
Within one year	$11,255	$11,308	$7,811	$7,874
One to five years	48,178	49,597	56,037	57,048
Five to ten years	89,212	95,232	94,756	98,480
After ten years	27,308	30,224	32,163	34,440
	175,953	186,361	190,767	197,842
Federal agency collateralized mortgage obligations	3,006	3,095	4,560	4,568
Federal agency mortgage-backed pools	11,976	12,362	12,572	12,737
Total held to maturity investment securities	$190,935	$201,818	$207,899	$215,147
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
State and municipal	$66,448	$(651)	$4,885	$(108)	$71,333	$(759)
Federal agency collateralized mortgage obligations	3,438	(6)	—	—	3,438	(6)
Total temporarily impaired securities	$69,886	$(657)	$4,885	$(108)	$74,771	$(765)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$1,413	$(2)	$—	$—	$1,413	$(2)
State and municipal	129,942	(2,374)	6,279	(131)	136,221	(2,505)
Federal agency collateralized mortgage obligations	68,043	(308)	23,301	(260)	91,344	(568)
Federal agency mortgage-backed pools	24,740	(104)	37,822	(183)	62,562	(287)
Corporate notes	—	—	—	—	—	—
Total temporarily impaired securities	$224,138	$(2,788)	$67,402	$(574)	$291,540	$(3,362)
Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Sales of securities available for sale
Proceeds	$5,146	$74,048	$37,182	$91,635
Gross gains	248	99	637	158
Gross losses	—	(199)	(50)	(243)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 – Loans
The following table presents total loans outstanding by portfolio class, as of June 30, 2020:

June 30, 2020
Commercial
Owner occupied real estate	$501,198
Non-owner occupied real estate	1,009,116
Residential spec homes	12,036
Development & spec land	28,987
Commercial and industrial	761,378
Total commercial	2,312,715
Real estate
Residential mortgage	682,695
Residential construction	21,715
Mortgage warehouse	300,386
Total real estate	1,004,796
Consumer
Direct installment	39,515
Indirect installment	360,641
Home equity	260,715
Total consumer	660,871
Total loans	3,978,382
Allowance for loan losses	(55,090)
Net loans	$3,923,292
As of June 30, 2020, loans originated under the Federal Paycheck Protection Program ("PPP") totaled approximately $308.1 million. Total loans include net deferred loan fees of $7.1 million at June 30, 2020.

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
Accretable yield, or income expected to be collected for the six months ended June 30, 2019 is as follows:

	Six Months Ended June 30, 2019
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$174	$—	$(16)	$—	$—	$158
Summit	42	—	(5)	—	(11)	26
Kosciusko	300	—	(33)	—	(1)	266
LaPorte	829	—	(59)	—	—	770
Lafayette	609	—	(67)	—	(180)	362
Wolverine	698	—	(212)	—	(120)	366
Salin	—	735	—	—	—	735
Total	$2,652	$735	$(392)	$—	$(312)	$2,683
During the six months ended June 30, 2019, the Company increased the allowance for loan losses on purchased loans by a charge to the income statement of $154,000.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 6 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$32,550	$5,654	$1,055	$9,181	$48,440
Provision for credit losses on loans	6,603	202	135	117	7,057
Charge-offs	(15)	(34)	—	(526)	(575)
Recoveries	9	10	—	149	168
Balance, end of period	$39,147	$5,832	$1,190	$8,921	$55,090

	Three Months Ended June 30, 2019
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$11,556	$1,588	$1,014	$3,663	$17,821
Provision for credit losses on loans	590	185	26	95	896
Charge-offs	(339)	(48)	—	(327)	(714)
Recoveries	74	7	—	221	302
Balance, end of period	$11,881	$1,732	$1,040	$3,652	$18,305

The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$11,996	$923	$1,077	$3,671	$17,667
Impact of adopting ASC 326	10,832	4,048	—	4,911	19,791
Initial PCD Allowance	2,786	—	—	—	2,786
Provision for credit losses on loans	13,519	902	113	1,123	15,657
Charge-offs	(84)	(60)	—	(1,144)	(1,288)
Recoveries	98	19	—	360	477
Balance, end of period	$39,147	$5,832	$1,190	$8,921	$55,090

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Six Months Ended June 30, 2019
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$10,495	$1,676	$1,006	$4,643	$17,820
Provision for credit losses on loans	1,712	70	34	(556)	1,260
Charge-offs	(416)	(48)	—	(911)	(1,375)
Recoveries	90	34	—	476	600
Balance, end of period	$11,881	$1,732	$1,040	$3,652	$18,305

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
The $15.7 million ACL provision included special allocations related to the potential impact on three portfolios, non-owner occupied retail, leisure and hospitality, and unstabilized commercial real estate while continuing allocations for hotels and restaurants, as a result of the COVID-19 measures implemented by the states in which Horizon operates (Indiana and Michigan). Extensive analysis and monitoring of these portfolios has been undertaken and, while no loss has been specifically identified, the risks to certain borrowers are elevated and, therefore, the special allocation was deemed prudent.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 7 – Non-performing Loans
The following table presents the non-accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

	June 30, 2020
	Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-performing TDRs	Performing TDRs	Total Non-performing Loans	Non-accrual with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$8,547	$—	$629	$167	$9,343	$6,158
Non-owner occupied real estate	1,242	—	350	—	1,592	1,086
Residential spec homes	—	—	—	—	—	—
Development & spec land	70	—	—	—	70	70
Commercial and industrial	2,049	—	1,184	—	3,233	2,363
Total commercial	11,908	—	2,163	167	14,238	9,677
Real estate
Residential mortgage	7,354	—	1,054	1,537	9,945	8,408
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	7,354	—	1,054	1,537	9,945	8,408
Consumer
Direct installment	27	40	—	—	67	27
Indirect installment	1,237	83	—	—	1,320	1,237
Home equity	1,925	—	226	335	2,486	2,151
Total consumer	3,189	123	226	335	3,873	3,415
Total	$22,451	$123	$3,443	$2,039	$28,056	$21,500

There was no interest income recognized on non-accrual loans during the three and six months ended June 30, 2020 and 2019 while the loans were in non-accrual status.

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
Included in the $22.5 million of non-accrual loans and the $3.4 million of non-performing TDRs at June 30, 2020 were $3.3 million and $960,000, respectively, of loans acquired for which accretable yield was recognized.
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
At June 30, 2020, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments, and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of June 30, 2020, the Company had $5.5 million in TDRs, $2.0 million were performing according to the restructured terms, and one TDR was returned to accrual status during the first six months of 2020. There were $435,000 of specific reserves allocated to TDRs at June 30, 2020 based on the discounted cash flows or, when appropriate, the fair value of the collateral. These TDRs are exclusive of loans modified under the CARES Act during the six months of 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents TDRs by loan portfolio:

	June 30, 2020			December 31, 2019
	Non-accrual	Accruing	Total	Non-accrual	Accruing	Total
Commercial
Owner occupied real estate	$629	$167	$796	$629	$139	$768
Non-owner occupied real estate	350	—	350	374	—	374
Residential spec homes	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—
Commercial and industrial	1,184	—	1,184	78	1,345	1,423
Total commercial	2,163	167	2,330	1,081	1,484	2,565
Real estate
Residential mortgage	1,054	1,537	2,591	708	1,561	2,269
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	1,054	1,537	2,591	708	1,561	2,269
Consumer
Direct installment	—	—	—	—	—	—
Indirect installment	—	—	—	—	—	—
Home equity	226	335	561	217	309	526
Total consumer	226	335	561	217	309	526
Total	$3,443	$2,039	$5,482	$2,006	$3,354	$5,360

Loans Modified under the CARES Act
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID-19 pandemic as being a TDR, including impairment for accounting purposes. At June 30, 2020, the Bank modified loans totaling $533.9 million which qualify for treatment under the CARES Act.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The table below presents the value of collateral dependent loans by loan class as of June 30, 2020:

June 30, 2020
Commercial
Owner occupied real estate	$3,018
Non-owner occupied real estate	506
Commercial and industrial	870
Total commercial	4,394
Total collateral dependent loans	$4,394
The following table presents the payment status by class of loan, excluding non-accrual loans of $22.5 million and non-performing TDRs of $3.4 million at June 30, 2020:

	June 30, 2020
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$491,811	$116	$—	$—	$116	$491,927
Non-owner occupied real estate	1,007,524	—	—	—	—	1,007,524
Residential spec homes	12,036	—	—	—	—	12,036
Development & spec land	28,917	—	—	—	—	28,917
Commercial and industrial	757,964	100	—	—	100	758,064
Total commercial	2,298,252	216	—	—	216	2,298,468
Real estate
Residential mortgage	672,729	1,295	263	—	1,558	674,287
Residential construction	21,715	—	—	—	—	21,715
Mortgage warehouse	300,386	—	—	—	—	300,386
Total real estate	994,830	1,295	263	—	1,558	996,388
Consumer
Direct installment	39,413	30	5	40	75	39,488
Indirect installment	355,305	1,097	259	83	1,439	356,744
Home equity	260,536	434	254	—	688	261,224
Total consumer	655,254	1,561	518	123	2,202	657,456
Total	$3,948,336	$3,072	$781	$123	$3,976	$3,952,312
Percentage of total loans	99.90%	0.08%	0.02%	0.00%	0.10%	100.00%

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year.

June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$27,165	$65,335	$55,867	$54,371	$56,131	$161,463	$38,697	$459,029
Special Mention	173	291	4,983	4,393	2,394	11,132	—	23,366
Substandard	—	1,231	3,915	1,146	497	8,135	3,879	18,803
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$27,338	$66,857	$64,765	$59,910	$59,022	$180,730	$42,576	$501,198

Non-owner occupied real estate
Pass	$68,736	$129,273	$83,742	$143,870	$114,786	$231,098	$159,787	$931,292
Special Mention	2,477	10,727	27,479	9,421	2,959	15,174	1,075	69,312
Substandard	—	—	2,438	631	453	4,990	—	8,512
Doubtful	—	—	—	—	—	—	—	—
Total non-owner occupied real estate	$71,213	$140,000	$113,659	$153,922	$118,198	$251,262	$160,862	$1,009,116

Residential spec homes
Pass	$—	$—	$—	$318	$679	$1,905	$7,889	$10,791
Special Mention	—	—	—	—	—	—	1,245	1,245
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$—	$—	$318	$679	$1,905	$9,134	$12,036

Development & spec land
Pass	$30	$912	$2,449	$4,815	$804	$13,356	$6,488	$28,854
Special Mention	—	—	—	—	—	133	—	133
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$30	$912	$2,449	$4,815	$804	$13,489	$6,488	$28,987

Commercial & industrial
Pass	$321,761	$66,704	$66,203	$96,404	$30,716	$83,437	$33,185	$698,410
Special Mention	8,027	4,012	8,027	6,321	2,363	12,088	1,914	42,752
Substandard	2,651	5,751	3,553	1,699	834	3,656	2,072	20,216
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$332,439	$76,467	$77,783	$104,424	$33,913	$99,181	$37,171	$761,378
Total commercial	$431,020	$284,236	$258,656	$323,389	$212,616	$546,567	$256,231	$2,312,715

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$59,698	$68,882	$119,632	$115,321	$85,206	$223,362	$649	$672,750
Non-performing	—	181	147	369	1,310	7,938	—	9,945
Total residential mortgage	$59,698	$69,063	$119,779	$115,690	$86,516	$231,300	$649	$682,695

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$21,715	$21,715
Non-performing	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$21,715	$21,715

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$300,386	$300,386
Non-performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$300,386	$300,386
Total real estate	$59,698	$69,063	$119,779	$115,690	$86,516	$231,300	$322,750	$1,004,796

June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$6,706	$12,336	$7,486	$7,381	$3,002	$2,523	$14	$39,448
Non-performing	—	4	30	20	6	7	—	67
Total direct installment	$6,706	$12,340	$7,516	$7,401	$3,008	$2,530	$14	$39,515

Indirect installment
Performing	$72,828	$119,252	$96,562	$50,133	$12,502	$8,044	$—	$359,321
Non-performing	—	166	272	531	141	210	—	1,320
Total indirect installment	$72,828	$119,418	$96,834	$50,664	$12,643	$8,254	$—	$360,641

Home equity
Performing	$28,281	$50,367	$43,076	$33,139	$26,902	$71,516	$4,948	$258,229
Non-performing	—	9	55	79	52	1,123	1,168	2,486
Total home equity	$28,281	$50,376	$43,131	$33,218	$26,954	$72,639	$6,116	$260,715
Total consumer	$107,815	$182,134	$147,481	$91,283	$42,605	$83,423	$6,130	$660,871

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

Commercial loans modified due to the impact of the COVID-19 pandemic were immediately downgraded one level resulting in the increase of Special Mention commercial loans from December 31, 2019 to June 30, 2020.

Note 8 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.5 billiom and $1.4 billion at June 30, 2020 and December 31, 2019.

The aggregate fair value of capitalized mortgage servicing rights was approximately $12.1 million and $14.4 million at June 30, 2020 and December 31, 2019, compared to the carrying values of $12.4 million and $14.3 million at June 30, 2020 and December 31, 2019, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	June 30,	December 31,
	2020	2019
Mortgage servicing rights
Balance, beginning of period	$15,046	$12,876
Servicing rights capitalized	2,573	3,547
Amortization of servicing rights	(1,310)	(1,377)
Balance, end of period	16,309	15,046
Impairment allowance
Balance, beginning of period	(719)	(527)
Additions	(3,201)	(234)
Reductions	—	42
Balance, end of period	(3,920)	(719)
Mortgage servicing rights, net	$12,389	$14,327

The Bank recorded additional impairment of approximately $3.2 million and $192,000 for the six months ended June 30, 2020 and December 31, 2019, respectively.

Note 9 – Goodwill

The following table presents the Company’s carrying amount of goodwill as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
Balance, beginning of period	$151,238	$119,880
Goodwill acquired during the period	—	31,358
Balance, end of period	$151,238	$151,238

In accordance with ASC 350-20, the Company conducts a goodwill impairment test at least annually, or more frequently as events occur or circumstances change that would more-likely-than-not reduce the fair value below its carrying amount. In the second quarter of 2020, the onset of the COVID-19 pandemic prompted the Company to assess qualitative and quantitative factors to determine whether it was more-likely-than-not the fair value of the Company was less than the carrying amount.

The Company assessed relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Company’s common stock and other relevant facts. The Company performed both a market capitalization approach and a discounted cash flow approach to determine the fair value of the Company. As a result, no goodwill impairment charge was recognized during the three and six months ended June 30, 2020.

Note 10 – Repurchase Agreements
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows repurchase agreements accounted for as secured borrowings:

	June 30, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$109,160	$—	$—	$—	$—	$—	$109,160
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$46,073	$—	$—	$—	$—	$—	$46,073
Federal agency mortgage-backed pools	65,039	—	—	—	—	—	65,039
Total	$111,112	$—	$—	$—	$—	$—	$111,112

Note 11 – Subordinated Notes
On June 24, 2020, Horizon issued $60.0 million in aggregate principal amount of 5.625% fixed-to-floating rate subordinated notes (the “Notes”). The Notes were offered in denominations of $1,000 and integral multiples of $1,000 in excess thereof. The Notes mature on July 1, 2030 (the “Maturity Date”). From and including the date of original issuance to, but excluding, July 1, 2025 or the date of earlier redemption (the “fixed rate period”), the Notes bear interest at an initial rate of 5.625% per annum, payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021. The last interest payment date for the fixed rate period will be July 1, 2025. From and including July 1, 2025 to, but excluding, the Maturity Date or the date of earlier redemption (the “floating rate period”), the Notes bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be Three-Month Term SOFR), plus 549 basis points, payable quarterly in arrears on January 1, April 1, July1, and October 1 of each year, commencing on October 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero.
Horizon may, at its option, beginning with the interest payment date of July 1, 2025 and on any interest payment date thereafter, redeem the Notes, in whole or in part. The Notes will not otherwise be redeemable by Horizon prior to maturity, unless certain events occur. The redemption price for any redemption is 100% of the principal amount of the Notes, plus accrued and unpaid interest thereon to, but excluding, the date of redemption. Any early redemption of the Notes will be subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations, including capital regulations.
The Notes are unsecured subordinated obligations, and rank pari passu, or equally, with all of Horizon's future unsecured subordinated debt and are junior to all existing and future senior debt. The Notes are structurally subordinated to all existing and future liabilities of Horizon's subsidiaries, including the deposit liabilities and claims of other creditors of Horizon Bank, and are effectively subordinated to Horizon's existing and future secured indebtedness. There is no sinking fund for the Notes. The Notes are obligations of Horizon only and are not obligations of, and are not guaranteed by, any of Horizon's subsidiaries.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 12 – Derivative Financial Instruments
Cash Flow Hedges - As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three months LIBOR and to pay interest to the counterparty at a fixed rate of 4.20% on a notional amount of $12.0 million at June 30, 2020 and a weighted average fixed rate of 4.03% on a notional amount of $15.5 million December 31, 2019. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.62% on a notional amount of $10.0 million at June 30, 2020 and at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at December 31, 2019. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a rate of 2.81% on a notional amount of $50.0 million at June 30, 2020 and December 31, 2019. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2020, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2020, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan and security agreements being hedged were $425.8 million at June 30, 2020 and $361.0 million at December 31, 2019.
Other Derivative Instruments
The Company enters into non-hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2020, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	June 30, 2020		June 30, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$42,378	Other liabilities	$50,917
Total derivatives designated as hedging instruments		42,378		50,917
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	590	Other liabilities	—
Total derivatives not designated as hedging instruments		590		—
Total derivatives		$42,968		$50,917

	Asset Derivatives		Liability Derivatives
	December 31, 2019		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$11,422	Other liabilities	$15,861
Total derivatives designated as hedging instruments		11,422		15,861
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	264	Other liabilities	38
Total derivatives not designated as hedging instruments		264		38
Total derivatives		$11,686		$15,899
The effect of the derivative instruments on the condensed consolidated statements of income for the three-month and six-month periods ending June 30 is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Derivatives in cash flow hedging relationship
Interest rate contracts	$(107)	$(1,502)	$(3,239)	$(2,376)
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Derivative in fair value hedging relationship
Interest rate contracts	Interest income - loans	$(3,162)	$(7,529)	$(29,492)	$(11,580)
Interest rate contracts	Interest income - loans	3,162	7,529	29,492	11,580
Total		$—	$—	$—	$—

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$(679)	$75	$364	$332

Note 13 – Disclosures about Fair Value of Assets and Liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:
Level 1 Quoted prices in active markets for identical assets or liabilities
Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	June 30, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
State and municipal	$548,232	$—	$548,232	$—
Federal agency collateralized mortgage obligations	225,805	—	225,805	—
Federal agency mortgage-backed pools	148,786	—	148,786	—
Corporate notes	12,317	—	12,317	—
Total available for sale securities	935,140	—	935,140	—
Interest rate swap agreements asset	39,216	—	39,216	—
Forward sale commitments	590	—	590	—
Interest rate swap agreements liability	(47,620)	—	(47,620)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$1,413	$—	$1,413	$—
State and municipal	405,768	—	405,768	—
Federal agency collateralized mortgage obligations	269,252	—	269,252	—
Federal agency mortgage-backed pools	146,572	—	146,572	—
Corporate notes	11,771	—	11,771	—
Total available for sale securities	834,776	—	834,776	—
Interest rate swap agreements asset	11,422	—	11,422	—
Forward sale commitments	264	—	264	—
Interest rate swap agreements liability	(15,861)	—	(15,861)	—
Commitments to originate loans	(38)	—	(38)	—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Non-interest Income
Total gains and losses from:
Hedged loans	$(3,162)	$(7,529)	$(29,492)	$(11,580)
Fair value interest rate swap agreements	3,162	7,529	29,492	11,580
Derivative loan commitments	(679)	75	364	332
	$(679)	$75	$364	$332
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Collateral dependent loans	$12,389	$—	$—	$12,389
Mortgage servicing rights	12,389	—	—	12,389
December 31, 2019
Impaired loans	$6,806	$—	$—	$6,806
Mortgage servicing rights	14,327	—	—	14,327
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
Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month-end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $3.2 million during the first six months of 2020 and increased by $11,000 during the first six months of 2019.

The following table presents qualitative information about unobservable inputs used in recurring and non-recurring Level 3 fair value measurements, other than goodwill.

	June 30, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$12,389	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-100.0% (13.0%)
Mortgage servicing rights	12,389	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	7.8%-7.8% (7.8%), 12.3%-18.3% (16.8%), 0.4%-8.2%(1.4%)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$6,806	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-100.0%(7.4%)
Mortgage servicing rights	14,327	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	8.7%-9.0% (8.7%), 10.2%-19.8%(12.2%), 0.1%-2.9%(0.7%)

Note 14 – Fair Value of Financial Instruments
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2020 and December 31, 2019. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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
Subordinated Notes — The fair value of subordinated notes is based on discounted cash flows based on current borrowing rates for similar types of instruments.
Junior Subordinated Debentures Issued to Capital Trusts — Rates currently available for debentures with similar terms and remaining maturities are used to estimate fair values of existing debentures.
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

	June 30, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$170,135	$170,135	$—	$—
Interest-earning time deposits	9,247	—	9,462	—
Investment securities, held to maturity	190,935	—	201,818	—
Loans held for sale	15,913	—	—	15,913
Loans (excluding loan level hedges), net	3,923,292	—	—	3,912,434
Stock in FHLB	23,608	—	23,608	—
Interest receivable	20,185	—	20,185	—
Liabilities
Non-interest bearing deposits	$981,868	$981,868	$—	$—
Interest bearing deposits	—	—	3,328,498	—
Borrowings	—	—	595,893	—
Subordinated notes	58,824	—	58,824	—
Junior subordinated debentures issued to capital trusts	56,437	—	52,603	—
Interest payable	2,353	—	2,353	—

	December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$98,831	$98,831	$—	$—
Interest-earning time deposits	8,455	—	8,537	—
Investment securities, held to maturity	207,899	—	215,147	—
Loans held for sale	4,088	—	—	4,088
Loans (excluding loan level hedges), net	3,619,174	—	—	3,554,951
Stock in FHLB	22,447	—	22,447	—
Interest receivable	18,828	—	18,828	—
Liabilities
Non-interest bearing deposits	$709,760	$709,760	$—	$—
Interest bearing deposits	3,221,242	—	3,180,768	—
Borrowings	549,741	—	546,995	—
Junior subordinated debentures issued to capital trusts	56,311	—	51,809	—
Interest payable	3,062	—	3,062	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 15 – Accumulated Other Comprehensive Income

	June 30, 2020	December 31, 2019
Unrealized gain on securities available for sale	$35,599	$12,687
Unamortized loss on securities held to maturity, previously transferred from AFS	(136)	(107)
Unrealized loss on derivative instruments	(8,540)	(4,440)
Tax effect	(5,653)	(1,708)
Total accumulated other comprehensive income	$21,270	$6,432

Note 16 – Regulatory Capital
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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk-based, Tier I risk-based, common equity Tier I risk- based and Tier I leverage ratios as set forth in the table below. As of June 30, 2020 and December 31, 2019, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the second quarter of 2020 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon and the Bank’s actual and required capital ratios as of June 30, 2020 and December 31, 2019 were as follows:

	Actual		Required for Capital[1] Adequacy Purposes		Required For Capital[1] Adequacy Purposes with Capital Buffer		Well Capitalized Under Prompt[1] Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total capital[1] (to risk-weighted assets)
Consolidated	$628,750	14.37%	$350,035	8.00%	$459,421	10.50%	N/A	N/A
Bank	514,371	11.74%	350,508	8.00%	460,042	10.50%	$438,135	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	585,386	13.38%	262,505	6.00%	371,882	8.50%	N/A	N/A
Bank	459,621	10.49%	262,891	6.00%	372,429	8.50%	350,521	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	469,069	10.72%	196,904	4.50%	306,295	7.00%	N/A	N/A
Bank	459,621	10.49%	197,168	4.50%	306,706	7.00%	284,799	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	585,386	10.75%	217,818	4.00%	217,818	4.00%	N/A	N/A
Bank	459,621	8.48%	216,802	4.00%	216,802	4.00%	271,003	5.00%
December 31, 2019
Total capital[1] (to risk-weighted assets)
Consolidated	$548,364	13.95%	$314,395	8.00%	$412,644	10.500%	N/A	N/A
Bank	497,227	12.65%	314,452	8.00%	412,718	10.500%	$393,065	10.00%
Tier 1 capital[1] (to risk-weighted assets)
Consolidated	530,643	13.50%	235,796	6.00%	334,044	8.500%	N/A	N/A
Bank	479,506	12.20%	235,823	6.00%	334,082	8.500%	314,430	8.00%
Common equity tier 1 capital[1] (to risk-weighted assets)
Consolidated	473,150	12.04%	176,846	4.50%	275,094	7.000%	N/A	N/A
Bank	479,506	12.20%	176,867	4.50%	275,126	7.000%	255,475	6.50%
Tier 1 capital[1] (to average assets)
Consolidated	530,643	10.50%	202,111	4.00%	202,111	4.000%	N/A	N/A
Bank	479,506	9.49%	202,110	4.00%	202,110	4.000%	252,638	5.00%
(1) As defined by regulatory agencies

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 17 – Future Accounting Matters
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

Note 18 – General Litigation
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
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
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
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
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
On March 26, 2019, Horizon completed the acquisition of Salin Bancshares, Inc. (“Salin”), an Indiana corporation and Horizon Bank’s acquisition of Salin Bank and Trust Company (“Salin Bank”), an Indiana commercial bank and wholly-owned subsidiary of Salin, through mergers effective March 26, 2019. Under the terms of the Merger Agreement, shareholders of Salin received 23,907.5 shares of Horizon common stock and $87,417.17 in cash for each outstanding share of Salin common stock. Salin shares outstanding at the closing to be exchanged were 275, and the shares of Horizon common stock issued to Salin shareholders totaled 6,563,697. Based upon the March 25, 2019 closing price of $15.65 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction had an implied valuation of approximately $126.7 million.
Second Quarter 2020 Highlights
•Earned net income of $14.6 million, or $0.33 diluted earnings per share, compared to $11.7 million, or $0.26 diluted earnings per share, for the first quarter of 2020 and $16.6 million, or $0.37 diluted earnings per share, for the second quarter of 2019.
•Grew pre–tax, pre–provision net income to $23.7 million for the quarter, compared to $21.8 million for the first quarter of 2020 and $20.8 million for the second quarter of 2019. This non–GAAP financial measure is utilized by banks to provide a greater understanding of pre–tax profitability before giving effect to credit loss expense. (See the “Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income” table below.)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
•Reported return on average assets (“ROAA”) of 1.05% and return on average common equity (“ROACE”) of 9.07% in the quarter, as well as adjusted ROAA of 1.03% and adjusted ROACE of 8.95%, excluding the impact of gains on sale of investment securities, net of tax. (See the “Non–GAAP Reconciliation of Return on Average Assets and Return on Average Common Equity” tables below.)
•Increased the allowance for credit losses (“ACL”) 13.7% during the quarter and 211.8% year–to–date to $55.1 million at period end, representing 1.38% of total loans, reflecting implementation of the Current Expected Credit Losses (“CECL”) accounting method and prudent increases in the Company’s general reserves. ACL at period end also represented 1.49% of loans excluding Federal Paycheck Protection Program (“PPP”) loans, and 196.4% of non–performing loans excluding those which have been modified under the CARES Act.
•Maintained solid asset quality metrics, including non–performing and delinquent loans representing 0.70% and 0.10% of total loans, respectively, at June 30, 2020, while net charge–offs were unchanged at 0.01% of average loans for the period.
•Granted payment deferrals to loans representing 14.3% of the total portfolio at period end, compared to 10.4% as previously reported.
•Secured approval for 2,340 PPP loans during the quarter, providing approximately $308.1 million in funding for local employers in the communities Horizon serves, with $1.1 million in deferred salary expense associated with origination costs that will be amortized to interest income as PPP loans are forgiven or paid off. Accreted PPP loans fees, net of amortized origination costs, of $869,000 were recognized as interest income in the second quarter, with the balance of approximately $9.1 million expected to be accreted to interest income over the life of these loans.
•Reported non–interest expense of $30.4 million, representing 2.18% of average assets on an annualized basis compared to 2.38% for the first quarter of 2020 and 2.51% for the second quarter of 2019.
•Improved the efficiency ratio in the period to 56.23% compared to 58.79% for the first quarter of 2020. (See the “Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio” tables below.)
•Originated a record $252.8 million in mortgage loans during the quarter, up 128.1% from the first quarter of 2020 and 127.0% from the second quarter of 2019, and generated record gain on mortgage loan sales of $6.6 million, up 90.6% from the linked quarter and 218.6% from the year–ago period.
•Reported net interest margin of 3.47% and adjusted net interest margin of 3.35%, with each declining by 9 basis points from the first quarter of 2020. (See the “Non–GAAP Reconciliation of Net Interest Margin” table for the definition of this Non–GAAP calculation). An estimated 3 basis points of compression is attributed to PPP lending in the quarter, for both net interest margin and adjusted net interest margin.
•Horizon's book value per share increased from $14.59 at December 31, 2019 to $14.88 at June 30, 2020. Horizon’s tangible book value per share increased from $10.63 at December 31, 2019 to $10.87 at June 30, 2020, which includes the accounting adjustment for CECL as of January 1, 2020. This represents the highest tangible book value per share in the Company’s history. (See the “Non–GAAP Reconciliation of Tangible Stockholders' Equity and Tangible Book Value per Share” tables below.)
•Maintained strong liquidity position including approximately $1.3 billion in cash and investment securities, which is approximately 22.6% of total assets, and approximately $910.7 million in unused availability on lines of credit, at June 30, 2020.
Coronavirus Update/Status
The coronavirus (“COVID-19”) pandemic has placed significant health, economic and other major pressure throughout the communities we serve, in the states of Indiana and Michigan, the United States and the entire world. We have implemented a number of procedures in response to the pandemic to support the safety and well-being of our employees, customers and shareholders that continue through the date of this report:
•Employees
◦Safety and well-being of employees and families is our first priority.
◦Implemented pandemic plan in March after completing test run in February 2020.
◦Installed sneeze guards, customer directional signage, implemented mask requirements, and continuing with sanitizing and social distancing protocols.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
◦Steadily reducing percentage of employees working remotely from early second quarter peak.
◦Increased paid time off and sick time benefits.
•Consumers
◦97% of our branch locations are now open for walk-in traffic.
◦Two locations still serving customers by appointment only and through alternative delivery channels and are scheduled to open by July 31, 2020.
◦Installed nine additional Interactive Teller Machines (“ITMs”) staffed by remote video tellers.
◦Opened fourth call center location.
◦Payment relief
▪Approximately $63 million consumer and mortgage loans have been modified as of June 30, 2020.
▪Continued to provide new loans to qualified applicants.
▪Provided mortgage loan education programs.
▪Provided additional financial assistance in the form of fee waivers and a freeze on all debt collection activities.
•Businesses
◦Preferred SBA Lender
▪Active participant in all SBA loan programs (PPP, 7a, Express and 504).
◦Payment Relief Programs
▪Approximately $470 million in commercial loans with payment extensions as of June 30, 2020.
▪Processed and received approval for 2,340 PPP loans, funding approximately $308.1 million.
▪Continued to provide new loans to qualified applicants.

•Communities
◦Increased volunteerism in support of local not-for-profit entities.
◦Contributed over $300,000 to COVID-19 related not-for-profit efforts (local food banks, United Way, housing).
◦Participated in community conference calls related to COVID-19.
◦Partnered with local neighborhood housing partnerships to provide funding for low to moderate income families.
◦Partnered with local Certified Development Corporations to provide capital to small businesses.
◦Supported flood victims in Midland, Michigan.

Financial Summary

	For the Three Months Ended
	June 30,	March 31,	June 30,
Net Interest Income and Net Interest Margin	2020	2020	2019
Net interest income	$42,996	$40,925	$41,529
Net interest margin	3.47%	3.56%	3.73%
Adjusted net interest margin	3.35%	3.44%	3.61%

	For the Three Months Ended
	June 30,	March 31,	June 30,
Asset Yields and Funding Costs	2020	2020	2019
Interest earning assets	4.05%	4.47%	4.81%
Interest bearing liabilities	0.74%	1.13%	1.38%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019

	For the Three Months Ended
Non-interest Income and Mortgage Banking Income	June 30,	March 31,	June 30,
	2020	2020	2019
Total non-interest income	$11,125	$12,063	$10,898
Gain on sale of mortgage loans	6,620	3,473	2,078
Mortgage servicing income net of impairment	(2,760)	25	570

	For the Three Months Ended
	June 30,	March 31,	June 30,
Non-interest Expense	2020	2020	2019
Total non-interest expense	$30,432	$31,149	$31,584
Annualized non-interest expense to average assets	2.18%	2.38%	2.51%

	At or for the Three Months Ended
Credit Quality	June 30,	March 31,	June 30,
	2020	2020	2019
Allowance for credit losses to total loans	1.38%	1.30%	0.50%
Non-performing loans to total loans	0.70%	0.65%	0.52%
Percent of net charge–offs to average loans outstanding for the period	0.01%	0.01%	0.01%

		CECL Adoption
	December 31,		January 1,	Net Reserve Build	Net Reserve Build	June 30,
Allowance for Credit Losses	2019	Impact	2020	1Q20	2Q20	2020
Commercial	$11,996	$13,618	$25,614	$6,936	$6,597	$39,147
Retail Mortgage	923	4,048	4,971	683	178	5,832
Warehouse	1,077	—	1,077	(22)	135	1,190
Consumer	3,671	4,911	8,582	599	(260)	8,921
Allowance for Credit Losses (“ACL”)	$17,667	$22,577	$40,244	$8,196	$6,650	$55,090
ACL/Total Loans	0.49%		1.10%			1.38%

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
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350-10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2020, Horizon had core deposit intangibles of $24.8 million subject to amortization and $151.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350-10 requires an annual evaluation of goodwill for impairment.
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID-19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. At the conclusion of the assessment, the Company determined that as of June 30, 2020 it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the COVID-19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
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
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
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
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
assumptions could produce significantly different results, which could affect Horizon’s results of operations.
Financial Condition
On June 30, 2020, Horizon’s total assets were $5.7 billion, an increase of approximately $492.4 million compared to December 31, 2019. The increase was primarily in net loans of $304.1 million, investment securities available for sale of $100.4 million, cash and due from banks of $71.3 million and other assets of $20.2 million. These increases were offset by a decrease in investment securities held to maturity of $17.0 million.
Investment securities were comprised of the following as of (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$—	$—	$1,415	$1,413
State and municipal	525,488	548,232	396,931	405,768
Federal agency collateralized mortgage obligations	219,431	225,805	267,272	269,252
Federal agency mortgage-backed pools	143,755	148,786	145,623	146,572
Corporate notes	10,867	12,317	10,848	11,771
Total available for sale investment securities	$899,541	$935,140	$822,089	$834,776
Held to maturity
State and municipal	$175,953	$186,361	$190,767	$197,842
Federal agency collateralized mortgage obligations	3,006	3,095	4,560	4,568
Federal agency mortgage-backed pools	11,976	12,362	12,572	12,737
Total held to maturity investment securities	$190,935	$201,818	$207,899	$215,147
Investment securities available for sale increased $100.4 million since December 31, 2019 to $935.1 million as of June 30, 2020. This increase was due to additional purchases to increase earning assets.
Gross loans increased $353.4 million since December 31, 2019 to $4.0 billion as of June 30, 2020. Commercial, mortgage warehouse and loans held for sale increased $266.1 million, $150.1 million and $11.8 million, respectively, offset by a decrease in residential mortgage and consumer loans of $66.3 million and $8.3 million, respectively. The majority of the increase in gross loans was due to the origination of approximately $308.1 million in PPP loans which are included in the commercial loan category.
Total deposits increased $376.6 million since December 31, 2019 to $4.3 billion as of June 30, 2020. This increase was primarily due to Federal stimulus payments to consumers and funds from the origination of PPP loans.
Total borrowings increased from $549.7 million as of December 31, 2019 to $583.1 million as of June 30, 2020. At June 30, 2020, the Company had $179.2 million in short-term funds borrowed compared to $267.9 million at December 31, 2019 as long-term funding provided opportunities to extend borrowings at lower rates. The Company also issued $60.0 million in subordinated notes during the second quarter of 2020.
Stockholders’ equity totaled $652.2 million at June 30, 2020 compared to $656.0 million at December 31, 2019. The decrease in stockholders’ equity during the period was due to the repurchase of outstanding stock, the impact of the adoption of ASU 2016-13 and dividends declared, offset by the generation of net income and an increase in accumulated other comprehensive income during the period. Book value per common share at June 30, 2020 increased to $14.88 compared to $14.59 at December 31, 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
Results of Operations
Overview
Consolidated net income for the three-month period ended June 30, 2020 was $14.6 million, or $0.33 diluted earnings per share, compared to $16.6 million, or $0.37 diluted earnings per share for the same period in 2019. The decrease in net income for the three-month period ended June 30, 2020 when compared to the same prior year period reflects an increase in credit loss expense of $6.2 million, offset by an increase in net interest income of $1.5 million and an increase in non-interest income of $227,000, along with decreases in non-interest expense and income tax expense of $1.2 million and $1.3 million, respectively. Excluding merger expenses, gain/loss on sale of investment securities and death benefit on bank owned life insurance (“adjusted net income”), adjusted net income for the second quarter of 2020 was $14.4 million, or $0.32 diluted earnings per share, compared to $17.6 million, or $0.39 diluted earnings per share for the second quarter of 2019.
Consolidated net income for the six-month period ended June 30, 2020 was $26.3 million, or $0.59 diluted earnings per share, compared to $27.5 million, or $0.65 diluted earnings per share for the same period in 2019. The decrease in net income for the six-month period ended June 30, 2020 when compared to the same prior year period reflects an increase in credit loss expense and non-interest expense of $14.4 million and $259,000, respectively. Increases in net interest income and non-interest income of $8.1 million and $3.6 million, respectively, along with a decrease in income tax expense of $1.8 million, partially offset the increase in credit loss expense and non-interest expense. Adjusted net income for the six-month period ended June 30, 2020 was $25.6 million, or $0.57 diluted earnings per share, compared to $31.8 million, or $0.75 diluted earnings per share for the same period in 2019.
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
Net interest income during the three months ended June 30, 2020 was $43.0 million, an increase of $1.5 million from the $41.5 million earned during the same period in 2019. Yields on the Company’s interest-earning assets decreased by 76 basis points to 4.05% for the three months ended June 30, 2020 from 4.81% for the three months ended June 30, 2019. Interest income decreased $3.5 million from $53.8 million for the three months ended June 30, 2019 to $50.3 million for the same period in 2020. The decrease in interest income was due to a decrease in interest rates during the second quarter of 2020. Interest income from acquisition-related purchase accounting adjustments was $1.6 million for the three months ending June 30, 2020 compared to $1.3 million for the same period of 2019.
Rates paid on interest-bearing liabilities decreased by 64 basis points for the three-month period ended June 30, 2020 compared to the same period in 2019. Interest expense decreased $5.0 million when compared to the three-month period ended June 30, 2019 to $7.3 million for the same period in 2020. This decrease was due to lower rates paid on deposits and borrowings. The cost on average interest-bearing deposits decreased 60 basis points while the cost of average borrowings decreased 116 basis points. Average balances of interest-bearing deposits increased $180.8 million and average balances of borrowings increased $220.0 million for the three-month period ended June 30, 2020 when compared to the same period in 2019.
The net interest margin decreased 26 basis points from 3.73% for the three-month period ended June 30, 2019 to 3.47% for the same period in 2020. The decrease in the margin for the three-month period ended June 30, 2020 compared to the same period in 2019 was due to a decrease in the yield of interest-earning assets, offset by a decrease in the cost of interest-bearing liabilities. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 3.35% for the three-month period ending June 30, 2020 compared to 3.61% for the same period in 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
The following are the average balance sheets for the three months ending (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Three Months Ended			Three Months Ended
		June 30, 2020			June 30, 2019
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$62,832	$17	0.11%	$18,251	$120	2.64%
	Interest earning deposits	20,278	61	1.21%	18,516	83	1.80%
	Investment securities - taxable	481,552	2,243	1.87%	480,036	3,070	2.57%
	Investment securities - non-taxable (1)	647,375	4,105	3.15%	411,944	2,793	3.44%
	Loans receivable (2) (3)	3,900,599	43,918	4.54%	3,637,927	47,784	5.29%
	Total interest earning assets	5,112,636	50,344	4.05%	4,566,674	53,850	4.81%
	Non-interest earning assets
	Cash and due from banks	84,297			67,537
	Allowance for credit losses	(48,611)			(18,036)
	Other assets	472,373			431,190
	Total average assets	$5,620,695			$5,047,365
	Liabilities and Stockholders' Equity
	Interest bearing liabilities
	Interest bearing deposits	$3,299,661	$4,506	0.55%	$3,118,821	$8,938	1.15%
	Borrowings	618,274	2,074	1.35%	398,320	2,495	2.51%
	Subordinated notes	4,527	58	5.15%	—	—	—%
	Junior subordinated debentures issued to capital trusts	52,835	710	5.40%	53,572	888	6.65%
	Total interest bearing liabilities	3,975,297	7,348	0.74%	3,570,713	12,321	1.38%
	Non-interest bearing liabilities
	Demand deposits	924,890			818,872
	Accrued interest payable and other liabilities	71,018			35,752
	Stockholders' equity	649,490			622,028
	Total average liabilities and stockholders' equity	$5,620,695			$5,047,365

	Net interest income/spread		$42,996	3.31%		$41,529	3.43%
	Net interest income as a percent of average interest earning assets (1)			3.47%			3.73%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
The net interest margin was impacted during the second quarter of 2020 due to the PPP loans that were originated. Horizon estimates that the PPP loans compressed the net interest margin by 3 basis points for the quarter. This assumes these PPP loans were not included in average interest earning assets or interest income and were primarily funded by the growth in non-interest bearing deposits. The compression to the net interest margin for the first six months of 2020 using the same assumptions was estimated to be 2 basis points.
Net interest income during the six months ended June 30, 2020 was $83.9 million, an increase of $8.1 million from the $75.8 million earned during the same period in 2019. Yields on the Company’s interest-earning assets decreased by 54 basis points to 4.25% for the six months ended June 30, 2020 from 4.79% for the six months ended June 30, 2019. Interest income increased $2.8 million from $99.2 million for the six months ended June 30, 2019 to $102.0 million for the same period in 2020. Average interest earning assets during the six months ended June 30, 2020 increased $679.7 million to $4.9 billion compared to $4.2 billion during the six months ended June 30, 2019. Interest income from acquisition-related purchase accounting adjustments was $3.0 million for the six months ending June 30, 2020 compared to $2.8 million for the same period of 2019.
Rates paid on interest-bearing liabilities decreased by 48 basis points for the six-month period ended June 30, 2020 compared to the same period in 2019. Interest expense decreased $5.3 million when compared to the six-month period ended June 30, 2019 to $18.1 million for the same period in 2020. This decrease was due to lower rates paid on deposits and borrowings. The cost on average interest-bearing deposits decreased 38 basis points while the cost of average borrowings decreased 102 basis points. Average balances of interest-bearing deposits increased $444.0 million and average balances of borrowings increased $88.4 million for the six-month period ended June 30, 2020 when compared to the same period in 2019.
The net interest margin decreased 17 basis points from 3.68% for the six-month period ended June 30, 2019 to 3.51% for the same period in 2020. The decrease in the margin for the six-month period ended June 30, 2020 compared to the same period in 2019 was due to a decrease in the yield of interest-earning assets, offset by a decrease in the cost of interest-bearing liabilities. Excluding the interest income recognized from the acquisition-related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 3.39% for the six-month period ending June 30, 2020 compared to 3.55% for the same period in 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
The following are the average balance sheets for the six months ending (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Six Months Ended			Six Months Ended
		June 30, 2020			June 30, 2019
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$43,903	$113	0.52%	$13,072	$224	3.46%
	Interest earning deposits	23,391	163	1.40%	22,414	191	1.72%
	Investment securities - taxable	491,360	4,943	2.02%	464,544	5,980	2.60%
	Investment securities - non-taxable (1)	618,080	7,903	3.16%	402,883	5,421	3.43%
	Loans receivable (2) (3)	3,752,654	88,876	4.78%	3,346,731	87,407	5.28%
	Total interest earning assets	4,929,388	101,998	4.25%	4,249,644	99,223	4.79%
	Non-interest earning assets
	Cash and due from banks	81,203			56,160
	Allowance for credit losses	(36,588)			(17,939)
	Other assets	459,184			391,558
	Total average assets	$5,433,187			$4,679,423
	Liabilities and Stockholders' Equity
	Interest bearing liabilities
	Interest bearing deposits	$3,262,492	$12,222	0.75%	$2,818,496	$15,814	1.13%
	Borrowings	575,702	4,312	1.51%	487,266	6,116	2.53%
	Subordinated debentures	2,264	58	5.15%	—	—	—%
	Junior subordinated debentures issued to capital trusts	52,801	1,485	5.66%	45,735	1,484	6.54%
	Total interest bearing liabilities	3,893,259	18,077	0.93%	3,351,497	23,414	1.41%
	Non-interest bearing liabilities
	Demand deposits	820,997			731,556
	Accrued interest payable and other liabilities	63,393			32,508
	Stockholders' equity	655,538			563,862
	Total average liabilities and stockholders' equity	$5,433,187			$4,679,423
	Net interest income/spread		$83,921	3.32%		$75,809	3.38%
	Net interest income as a percent of average interest earning assets (1)			3.51%			3.68%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non-accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
Credit Loss Expense

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio. During the three-month period ended June 30, 2020, a provision of $7.1 million was required to reflect the nature of our loan portfolios and general characteristics of certain loan pools compared to $896,000 for the same period of 2019. During the three-month period ended June 30, 2020, commercial loan net charge-offs were $6,000, residential mortgage loan net charge-offs were $24,000 and consumer loan net charge-offs were $377,000.

During the six-month period ended June 30, 2020, a provision of $15.7 million was required to reflect the nature of our loan portfolios and general characteristics of certain loan pools compared to $1.3 million for the same period of 2019. During the six-month period ended June 30, 2020, commercial loan net recoveries were $14,000, residential mortgage loan net charge-offs were $41,000 and consumer loan net charge-offs were $784,000.

The ACL balance at June 30, 2020 was $55.1 million, or 1.38% of total loans. This compares to an ACL balance of $17.7 million at December 31, 2019 or 0.49% of total loans.

The $7.1 million ACL provision included $6.4 million in special allocations related to the potential impact on three portfolios, non-owner occupied retail, leisure and hospitality, and unstabilized commercial real estate while continuing allocations for hotels and restaurants, as a result of the COVID-19 measures implemented by the states in which Horizon operates (Indiana and Michigan). Extensive analysis and monitoring of these portfolios has been undertaken and, while no loss has been specifically identified, the risks to certain borrowers are elevated and, therefore, the special allocation was deemed prudent.

As of June 30, 2020, non-performing loans totaled $28.1 million, which reflects a 12 basis point increase in non-performing loans to total loans, or a $6.9 million increase from $21.2 million in non-performing loans as of December 31, 2019. Non-performing commercial loans increased by $6.9 million, non-performing real estate loans increased by $61,000 and non-performing consumer loans decreased by $81,000 at June 30, 2020 compared to December 31, 2019.
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID-19 pandemic as being a TDR, including impairment for accounting purposes. At June 30, 2020, the Bank modified loans totaling $533.9 million which qualify for treatment under the CARES Act. The following is a summary of loan modifications related to the COVID-19 pandemic by type of loan.

Type of Loan	#	Net Balance	Interest Accrued to Date	% of Total Modifications	% of Portfolio
Commercial	670	$470.8	$1.4	88.2%	20.1%
Mortgage (Retained Only)	137	$39.1	0.6	7.3%	5.3%
Indirect Auto	819	$17.4	0.1	3.3%	4.9%
Consumer Direct	133	$3.6	0.1	0.7%	5.1%
Consumer Revolving	48	$3.0	0.0	0.5%	1.3%
Total	1,807	$533.9	$2.2	100.0%	14.3%

Mortgage (Serviced Only)	268
Other Real Estate Owned (OREO) and repossessed assets totaled $2.6 million at June 30, 2020 compared to $3.7 million at December 31, 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
Non-interest Income
The following is a summary of changes in non-interest income for the three months ending June 30, 2020 and 2019 (table dollar amounts in thousands):

	Three Months Ended
	June 30, 2020	June 30, 2019	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$1,888	$2,480	$(592)	(23.9)%
Wire transfer fees	230	167	63	37.7%
Interchange fees	2,327	2,160	167	7.7%
Fiduciary activities	1,765	2,063	(298)	-14.4%
Gain (loss) on sale of investment securities	248	(100)	348	-348.0%
Gain on sale of mortgage loans	6,620	2,078	4,542	218.6%
Mortgage servicing net of impairment	(2,760)	570	(3,330)	-584.2%
Increase in cash surrender value of bank owned life insurance	557	555	2	0.4%
Death benefit on bank owned life insurance	—	367	(367)	0.0%
Other income	250	558	(308)	(55.2)%
Total non-interest income	$11,125	$10,898	$227	2.1%
Total non-interest income was $227,000 higher during the second quarter of 2020 compared to the same period of 2019. Residential mortgage loan activity during the second quarter of 2020 generated $6.6 million of income from the gain on sale of mortgage loans, up from $2.1 million for the same period in 2019 due to a higher volume of loans sold and an increase in the percentage gain on loans sold. Mortgage servicing rights, net of impairment, decreased $3.3 million during the second quarter of 2020 compared to the same period of 2019 primarily due to an impairment charge of $2.9 million recorded during the second quarter of 2020. Service charges on deposit accounts, death benefit on bank owned life insurance, other income and fiduciary activities decreased $592,000, $367,000, $308,000 and $298,000, respectively, when comparing the second quarter of 2020 to the same period of 2019.
The following is a summary of changes in non-interest income for the six months ending June 30, 2020 and 2019 (table dollar amounts in thousands):

	Six Months Ended
	June 30, 2020	June 30, 2019	Amount Change	Percent Change
Non-interest Income
Service charges on deposit accounts	$4,334	$4,357	$(23)	(0.5)%
Wire transfer fees	401	285	116	40.7%
Interchange fees	4,223	3,521	702	19.9%
Fiduciary activities	4,293	4,152	141	3.4%
Gain on sale of investment securities	587	(85)	672	-790.6%
Gain on sale of mortgage loans	10,093	3,387	6,706	198.0%
Mortgage servicing net of impairment	(2,735)	1,176	(3,911)	-332.6%
Increase in cash surrender value of bank owned life insurance	1,111	1,068	43	4.0%
Death benefit on bank owned life insurance	233	367	(134)	(36.5)%
Other income	648	1,382	(734)	(53.1)%
Total non-interest income	$23,188	$19,610	$3,578	18.2%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
Total non-interest income was $3.6 million higher for the six-month period ended June 30, 2020 compared to the same period of 2019. Residential mortgage loan activity during the six-month period ended June 30, 2020 generated $10.1 million of income from the gain on sale of mortgage loans, up from $3.4 million for the same period in 2019 due to a higher volume of loans sold and an increase in the percentage gain on loans sold. Mortgage servicing rights, net of impairment, decreased $3.9 million during the six-month period ended June 30, 2020 compared to the same period of 2019 primarily due to an impairment charge of $2.9 million recorded during the second quarter of 2020.
Non-interest Expense
The following is a summary of changes in non-interest expense for the three months ending June 30, 2020 and 2019 (table dollar amounts in thousands):

	Three Months Ended
	June 30, 2020			June 30, 2019			Adjusted
	Actual	Merger Expenses	Adjusted	Actual	Merger Expenses	Adjusted	Amount Change	Percent Change
Non-interest Expense
Salaries and employee benefits	$15,629	$—	$15,629	$16,951	$(482)	$16,469	$(840)	(5.1)%
Net occupancy expenses	3,190	—	3,190	3,148	(75)	3,073	117	3.8%
Data processing	2,432	—	2,432	2,139	(68)	2,071	361	17.4%
Professional fees	518	—	518	598	(153)	445	73	16.4%
Outside services and consultants	1,759	—	1,759	1,655	(176)	1,479	280	18.9%
Loan expense	2,692	—	2,692	2,048	(2)	2,046	646	31.6%
FDIC deposit insurance	235	—	235	365	—	365	(130)	-35.6%
Other losses	193	—	193	169	(69)	100	93	93.0%
Other expenses	3,784	—	3,784	4,511	(507)	4,004	(220)	(5.5)%
Total non-interest expense	$30,432	$—	$30,432	$31,584	$(1,532)	$30,052	$380	1.3%
Annualized Non-interest Exp. to Avg. Assets	2.18%		2.18%	2.51%		2.39%
Total non-interest expense was $1.1 million lower for the second quarter of 2020 when compared to the second quarter of 2019. Decreases in salaries and employee benefits and other expense were offset in part by increases in loan expense and data processing. Excluding merger expenses, total non-interest expense increased by $380,000 in the second quarter of 2020 when compared to the first quarter of 2019.
Annualized non-interest expense as a percent of average assets were 2.18% and 2.51% for the three months ended June 30, 2020 and 2019, respectively. Annualized non-interest expense, excluding merger expenses, as a percent of average assets were 2.18% and 2.39% for the three months ended June 30, 2020 and 2019, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
The following is a summary of changes in non-interest expense for the six months ending June 30, 2020 and 2019 (table dollar amounts in thousands):

	Six Months Ended
	June 30, 2020			June 30, 2019			Adjusted
	Actual	Merger Expenses	Adjusted	Actual	Merger Expenses	Adjusted	Amount Change	Percent Change
Non-interest Expense
Salaries and employee benefits	$32,220	$—	$32,220	$31,417	$(484)	$30,933	$1,287	4.2%
Net occupancy expenses	6,442	—	6,442	5,920	(75)	5,845	597	10.2%
Data processing	4,837	—	4,837	4,105	(360)	3,745	1,092	29.2%
Professional fees	1,054	—	1,054	1,091	(392)	699	355	50.8%
Outside services and consultants	3,674	—	3,674	5,185	(2,466)	2,719	955	35.1%
Loan expense	4,791	—	4,791	3,997	(2)	3,995	796	19.9%
FDIC deposit insurance	385	—	385	525	—	525	(140)	-26.7%
Other losses	313	—	313	273	(71)	202	111	55.0%
Other expenses	7,865	—	7,865	8,809	(1,800)	7,009	856	12.2%
Total non-interest expense	$61,581	$—	$61,581	$61,322	$(5,650)	$55,672	$5,909	10.6%
Annualized Non-interest Exp. to Avg. Assets	2.28%		2.28%	2.64%		2.40%
Total non-interest expense was $259,000 higher for the six-month period ended June 30, 2020 when compared to the same period of 2019. Increases in salaries and employee benefits, loan expense, data processing and net occupancy expenses were offset in part by decreases in outside services and consultants and other expense. Excluding merger expenses, total non-interest expense increased by $5.9 million for the six-month period ended June 30, 2020 when compared to the same period of 2019. This increase was primarily related to the closing of the Salin Bancshares, Inc. merger on March 26, 2019 and the related increase in costs.
Income Taxes
Income tax expense totaled $2.0 million for the second quarter of 2020 a decrease of $1.3 million when compared to the second quarter of 2019. The decrease in income tax expense in the second quarter of 2020 compared to the second quarter of 2019 was primarily due to a decrease in income before taxes of $3.3 million in addition to an increase in tax-exempt municipal interest income.
Income tax expense totaled $3.6 million for the six-month period ended June 30, 2020, a decrease of $1.8 million when compared to the same period of 2019. The decrease in income tax expense was due to a decrease in income before taxes of $3.0 million in addition to an increase in tax-exempt municipal interest income.
Liquidity
The Bank maintains a stable base of core deposits provided by long-standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At June 30, 2020, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $910.7 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $517.1 million at December 31, 2019. The Bank had approximately $453.6 million of

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019
unpledged investment securities at June 30, 2020 compared to $807.4 million at December 31, 2019.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2020. Stockholders’ equity totaled $652.2 million as of June 30, 2020, compared to $656.0 million as of December 31, 2019. For the six months ended June 30, 2020, the ratio of average stockholders’ equity to average assets was 12.07% compared to 12.28% for the twelve months ended December 31, 2019. The decrease in stockholders’ equity during the period was the result of the repurchase of outstanding stock, the impact of the adoption of ASU 2016-13 and dividends declared, offset by net income and the increase in accumulated other comprehensive income.
Horizon declared common stock dividends in the amount of $0.24 per share during the first six months of 2020 and $0.22 per share for the same period of 2019. The dividend payout ratio (dividends as a percent of basic earnings per share) was 40.7% and 33.8% for the first six months of 2020 and 2019, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2019.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019

Non-GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
Net income as reported	$14,639	$11,655	$18,543	$20,537	$16,642	$26,294	$27,458
Merger expenses	—	—	—	—	1,532	—	5,650
Tax effect	—	—	—	—	(295)	—	(987)
Net income excluding merger expenses	14,639	11,655	18,543	20,537	17,879	26,294	32,121
(Gain)/loss on sale of investment securities	(248)	(339)	(10)	—	100	(587)	85
Tax effect	52	71	2	—	(21)	123	(18)
Net income excluding (gain)/loss on sale of investment securities	14,443	11,387	18,535	20,537	17,958	25,830	32,188
Death benefit on bank owned life insurance (“BOLI”)	—	(233)	—	(213)	(367)	(233)	(367)
Net income excluding death benefit on BOLI	14,443	11,154	18,535	20,324	17,591	25,597	31,821
Adjusted net income	$14,443	$11,154	$18,535	$20,324	$17,591	$25,597	$31,821

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019

Non-GAAP Reconciliation of Diluted Earnings per Share
(Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
Diluted earnings per share (“EPS”) as reported	$0.33	$0.26	$0.41	$0.46	$0.37	$0.59	$0.65
Merger expenses	—	—	—	—	0.03	—	0.13
Tax effect	—	—	—	—	—	—	(0.02)
Diluted EPS excluding merger expenses	0.33	0.26	0.41	0.46	0.40	0.59	0.76
(Gain)/loss on sale of investment securities	(0.01)	(0.01)	—	—	—	(0.01)	—
Tax effect	—	—	—	—	—	—	—
Diluted EPS excluding (gain)/loss on investment securities	0.32	0.25	0.41	0.46	0.40	0.58	0.76
Death benefit on BOLI	—	(0.01)	—	(0.01)	(0.01)	(0.01)	(0.01)
Diluted EPS excluding death benefit on BOLI	0.32	0.24	0.41	0.45	0.39	0.57	0.75
Adjusted Diluted EPS	$0.32	$0.24	$0.41	$0.45	$0.39	$0.57	$0.75

Non-GAAP Reconciliation of Pre-Tax, Pre-Provision Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
Pre-tax income	$16,632	$13,239	$22,463	$24,541	$19,947	$29,871	$32,837
Credit loss expense	7,057	8,600	340	376	896	15,657	1,260
Pre-tax, pre-provision net income	$23,689	$21,839	$22,803	$24,917	$20,843	$45,528	$34,097
Pre-tax, pre-provision net income	$23,689	$21,839	$22,803	$24,917	$20,843	$45,528	$34,097
Merger expenses	—	—	—	—	1,532	—	5,650
(Gain)/loss on sale of investment securities	(248)	(339)	(10)	—	100	(587)	85
Death benefit on bank owned life insurance	—	(233)	—	(213)	(367)	(233)	(367)
Adjusted pre-tax, pre-provision net income	$23,441	$21,267	$22,793	$24,704	$22,108	$44,708	$39,465

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019

Non-GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
Net interest income as reported	$42,996	$40,925	$41,519	$43,463	$41,529	$83,921	$75,809
Average interest earning assets	5,112,636	4,746,202	4,748,217	4,623,985	4,566,674	4,929,388	4,249,644
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	3.47%	3.56%	3.58%	3.82%	3.73%	3.51%	3.68%
Net interest income as reported	$42,996	$40,925	$41,519	$43,463	$41,529	$83,921	$75,809
Acquisition-related purchase accounting adjustments (“PAUs”)	(1,553)	(1,434)	(1,042)	(1,739)	(1,299)	(2,987)	(2,809)
Adjusted net interest income	$41,443	$39,491	$40,477	$41,724	$40,230	$80,934	$73,000
Adjusted net interest margin	3.35%	3.44%	3.49%	3.67%	3.61%	3.39%	3.55%

Non-GAAP Reconciliation of Tangible Stockholders' Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2020	2020	2019	2019	2019
Total stockholders' equity	$652,206	$630,842	$656,023	$642,711	$626,461
Less: Intangible assets	176,020	176,961	177,917	178,896	179,776
Total tangible stockholders' equity	$476,186	$453,881	$478,106	$463,815	$446,685
Common shares outstanding	43,821,878	43,763,623	44,975,771	44,969,021	45,061,372
Book value per common share	$14.88	$14.41	$14.59	$14.29	$13.90
Tangible book value per common share	$10.87	$10.37	$10.63	$10.31	$9.91

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019

Non-GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)

	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
Non-GAAP Calculation of Efficiency Ratio
Non-interest expense as reported	$30,432	$31,149	$30,650	$30,060	$31,584	$61,581	$61,322
Net interest income as reported	42,996	40,925	41,519	43,463	41,529	83,921	75,809
Non-interest income as reported	$11,125	$12,063	$11,934	$11,514	$10,898	$23,188	$19,610
Non-interest expense/(Net interest income + Non-interest income) ("Efficiency Ratio")	56.23%	58.79%	57.34%	54.68%	60.24%	57.49%	64.27%

Non-GAAP Reconciliation of Adjusted Efficiency Ratio
Non-interest expense as reported	$30,432	$31,149	$30,650	$30,060	$31,584	$61,581	$61,322
Merger expenses	—	—	—	—	(1,532)	—	(5,650)
Non-interest expense excluding merger expenses	30,432	31,149	30,650	30,060	30,052	61,581	55,672
Net interest income as reported	42,996	40,925	41,519	43,463	41,529	83,921	75,809
Non-interest income as reported	11,125	12,063	11,934	11,514	10,898	23,188	19,610
(Gain)/loss on sale of investment securities	(248)	(339)	(10)	—	100	(587)	85
Death benefit on bank owned life insurance ("BOLI")	—	(233)	—	(213)	(367)	(233)	(367)
Non-interest income excluding (gain)/loss on sale of investment securities and death benefit on BOLI	$10,877	$11,491	$11,924	$11,301	$10,631	$22,368	$19,328
Adjusted efficiency ratio	56.49%	59.43%	57.35%	54.89%	57.62%	57.94%	58.52%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019

Non-GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)

	Three Months Ended					Six Months Ended
Non-GAAP Reconciliation of Return on Average Assets	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
Average assets	$5,620,695	$5,257,332	$5,250,574	$5,107,259	$5,047,365	$5,433,187	$4,679,423
Return on average assets ("ROAA") as reported	1.05%	0.89%	1.40%	1.60%	1.32%	0.97%	1.18%
Merger expenses	—	—	—	—	0.12	—	0.24
Tax effect	—	—	—	—	(0.02)	—	(0.04)
ROAA excluding merger expenses	1.05	0.89	1.40	1.60	1.42	0.97	1.38
(Gain)/loss on sale of investment securities	(0.02)	(0.03)	—	—	0.01	(0.02)	—
Tax effect	—	0.01	—	—	—	—	—
ROAA excluding (gain)/loss on sale of investment securities	1.03	0.87	1.40	1.60	1.43	0.95	1.38
Death benefit on bank owned life insurance ("BOLI")	—	(0.02)	—	(0.02)	(0.03)	(0.01)	(0.02)
ROAA excluding death benefit on BOLI	1.03	0.85	1.40	1.58	1.40	0.94	1.36
Adjusted ROAA	1.03%	0.85%	1.40%	1.58%	1.40%	0.94%	1.36%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2020 and 2019

Non-GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)

	Three Months Ended					Six Months Ended
Non-GAAP Reconciliation of Return on Average Common Equity	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2020	2020	2019	2019	2019	2020	2019
Average common equity	$649,490	$667,588	$653,071	$640,770	$622,028	$655,538	$563,862
Return on average common equity ("ROACE") as reported	9.07%	7.02%	11.26%	12.72%	10.73%	8.07%	9.82%
Merger expenses	—	—	—	—	0.99	—	2.02
Tax effect	—	—	—	—	(0.19)	—	(0.35)
ROACE excluding merger expenses	9.07	7.02	11.26	12.72	11.53	8.07	11.49
(Gain)/loss on sale of investment securities	(0.15)	(0.20)	(0.01)	—	0.06	(0.18)	0.03
Tax effect	0.03	0.04	—	—	(0.01)	0.04	(0.01)
ROACE excluding (gain)/loss on sale of investment securities	8.95	6.86	11.25	12.72	11.58	7.93	11.51
Death benefit on bank owned life insurance ("BOLI")	—	(0.14)	—	(0.13)	(0.24)	(0.07)	(0.13)
ROACE excluding death benefit on BOLI	8.95	6.72	11.25	12.59	11.34	7.86	11.38
Adjusted ROACE	8.95%	6.72%	11.25%	12.59%	11.34%	7.86%	11.38%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon’s 2019 Annual Report on Form 10-K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2019 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2020, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2020, Horizon adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Horizon implemented changes to the policies, process, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13. Many controls under this new standard mirror controls under the prior GAAP methodology. New controls were established over the review of economic forecasting projections obtained from independent third parties. Except as related to the adoption of ASU 2016-13, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 6. EXHIBITS
(a) Exhibits
Exhibit Index

Exhibit No.	Description	Location
1.1	Underwriting Agreement, dated June 17, 2020	Incorporated by reference to Exhibit 1.1 to Registrant's Form 8-K filed on June 18, 2020
4.1	Indenture for Subordinated Debt, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K filed on June 24, 2020
4.2	First Supplemental Indenture, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed on June 24, 2020
31.1	Certification of Craig M. Dwight	Attached
31.2	Certification of Mark E. Secor	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

August 4, 2020	/s/ Craig M. Dwight
Date	Craig M. Dwight
Chief Executive Officer

August 4, 2020	/s/ Mark E. Secor
Date	Mark E. Secor
Chief Financial Officer