Form 10-Q
period 2020-09-30
HORIZON BANCORP INC /IN/
filed 2020-11-02
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________
FORM 10-Q
____________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes x No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes x No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	x	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No x
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,880,562 shares of Common Stock, no par value, at October 30, 2020.

HORIZON BANCORP, INC.
FORM 10-Q

PART 1 — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$99,126	$98,831
Interest-earning time deposits	9,213	8,455
Investment securities, available for sale	1,015,343	834,776
Investment securities, held to maturity (fair value of $191,612 and $215,147)	180,270	207,899
Loans held for sale	13,053	4,088
Loans, net of allowance for loan losses of $56,319 and $17,667	3,974,046	3,619,174
Premises and equipment, net	92,189	92,209
Federal Home Loan Bank stock	23,023	22,447
Goodwill	151,238	151,238
Other intangible assets	23,869	26,679
Interest receivable	20,456	18,828
Cash value of life insurance	96,198	95,577
Other assets	92,119	66,628
Total assets	$5,790,143	$5,246,829
Liabilities
Deposits
Non-interest bearing	$1,016,646	$709,760
Interest bearing	3,319,643	3,221,242
Total deposits	4,336,289	3,931,002
Borrowings	587,473	549,741
Subordinated debentures	58,566	—
Junior subordinated debentures issued to capital trusts	56,491	56,311
Interest payable	2,481	3,062
Other liabilities	78,550	50,690
Total liabilities	5,119,850	4,590,806
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued 43,899,422 and 45,000,840 shares, Outstanding 43,874,353 and 44,975,771 shares	—	—
Additional paid-in capital	362,180	379,853
Retained earnings	284,835	269,738
Accumulated other comprehensive income	23,278	6,432
Total stockholders’ equity	670,293	656,023
Total liabilities and stockholders’ equity	$5,790,143	$5,246,829
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest Income
Loans receivable	$44,051	$49,455	$132,927	$136,862
Investment securities – taxable	1,704	3,157	6,923	9,552
Investment securities – tax exempt	4,391	3,099	12,294	8,520
Total interest income	50,146	55,711	152,144	154,934
Interest Expense
Deposits	3,616	9,109	15,838	24,923
Borrowed funds	1,662	2,275	5,974	8,391
Subordinated notes	895	—	953	—
Junior subordinated debentures issued to capital trusts	576	864	2,061	2,348
Total interest expense	6,749	12,248	24,826	35,662
Net Interest Income	43,397	43,463	127,318	119,272
Credit loss expense	2,052	376	17,709	1,636
Net Interest Income after Credit Loss Expense	41,345	43,087	109,609	117,636
Non–interest Income
Service charges on deposit accounts	2,154	2,836	6,488	7,193
Wire transfer fees	298	189	699	474
Interchange fees	2,438	2,138	6,661	5,659
Fiduciary activities	2,105	1,834	6,398	5,986
Gains on sale of investment securities (includes $1,088 and $— for the three months ended September 30, 2020 and 2019, respectively, and $1,675 and $(85) for the nine months ended September 30, 2020 and 2019, respectively, related to accumulated other comprehensive earnings reclassifications)	1,088	—	1,675	(85)
Gain on sale of mortgage loans	8,813	2,702	18,906	6,089
Mortgage servicing income net of impairment	(1,308)	444	(4,043)	1,620
Increase in cash value of bank owned life insurance	566	556	1,677	1,624
Death benefit on bank owned life insurance	31	213	264	580
Other income	515	602	1,163	1,984
Total non–interest income	16,700	11,514	39,888	31,124
Non–interest Expense
Salaries and employee benefits	18,832	16,948	51,052	48,365
Net occupancy expenses	3,107	3,131	9,549	9,051
Data processing	2,237	2,140	7,074	6,245
Professional fees	688	335	1,742	1,426
Outside services and consultants	1,561	1,552	5,235	6,737
Loan expense	2,876	2,198	7,667	6,195
FDIC insurance expense	570	(273)	955	252
Other losses	114	90	427	363
Other expense	3,422	3,939	11,287	12,748
Total non–interest expense	33,407	30,060	94,988	91,382
Income Before Income Taxes	24,638	24,541	54,509	57,378

Income tax expense (includes $228 and $— for the three months ended September 30, 2020 and 2019, respectively, and $352 and $(18) for the nine months ended September 30, 2020 and 2019, respectively, related to income tax expense from reclassification items)	4,326	4,004	7,903	9,383
Net Income	$20,312	$20,537	$46,606	$47,995
Basic Earnings Per Share	$0.46	$0.46	$1.06	$1.12
Diluted Earnings Per Share	0.46	0.46	1.06	1.11
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net Income	$20,312	$20,537	$46,606	$47,995
Other Comprehensive Income
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(359)	(864)	(4,459)	(3,871)
Income tax effect	75	182	936	813
Changes from derivative instruments	(284)	(682)	(3,523)	(3,058)
Change in securities:
Unrealized appreciation for the period on AFS securities	4,019	3,963	27,518	22,591
Amortization from transfer of securities from available for sale to held to maturity securities	(31)	(15)	(60)	(83)
Reclassification adjustment for securities gains realized in income	(1,088)	—	(1,675)	85
Income tax effect	(608)	(827)	(5,414)	(4,745)
Unrealized gains on securities	2,292	3,121	20,369	17,848
Other Comprehensive Income, Net of Tax	2,008	2,439	16,846	14,790
Comprehensive Income	$22,320	$22,976	$63,452	$62,785
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, July 1, 2019	$—	$—	$380,735	$241,519	$4,207	$626,461
Net income	—	—	—	20,537	—	20,537
Other comprehensive income, net of tax	—	—	—	—	2,439	2,439
Amortization of unearned compensation	—	—	202	—	—	202
Exercise of stock options	—	—	7	—	—	7
Stock option expense	—	—	50	—	—	50
Stock issued stock plans	—	—	49	—	—	49
Repurchase of outstanding stock	—	—	(1,595)	—	—	(1,595)
Cash dividends on common stock ($0.12 per share)	—	—	—	(5,439)	—	(5,439)
Balances, September 30, 2019	$—	$—	$379,448	$256,617	$6,646	$642,711

Balances, July 1, 2020	$—	$—	$361,087	$269,849	$21,270	$652,206
Net income	—	—	—	20,312	—	20,312
Other comprehensive income, net of tax	—	—	—	—	2,008	2,008
Amortization of unearned compensation	—	—	335	—	—	335
Exercise of stock options	—	—	—	—	—	—
Stock option expense	—	—	28	—	—	28
Stock issued stock plans	—	—	730	—	—	730
Cash dividends on common stock ($0.12 per share)	—	—	—	(5,326)	—	(5,326)
Balances, September 30, 2020	$—	$—	$362,180	$284,835	$23,278	$670,293

See notes to condensed consolidated financial statements

	Nine Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2019	$—	$—	$276,101	$224,035	$(8,144)	$491,992
Net income	—	—	—	47,995	—	47,995
Other comprehensive income, net of tax	—	—	—	—	14,790	14,790
Amortization of unearned compensation	—	—	503	—	—	503
Exercise of stock options	—	—	162	—	—	162
Stock option expense	—	—	165	—	—	165
Stock issued stock plans	—	—	1,390	—	—	1,390
Stock issued in Salin acquisition	—	—	102,722	—	—	102,722
Repurchase of outstanding stock	—	—	(1,595)	—	—	(1,595)
Cash dividends on common stock ($0.34 per share)	—	—	—	(15,413)	—	(15,413)
Balances, September 30, 2019	$—	$—	$379,448	$256,617	$6,646	$642,711

Balances, January 1, 2020	$—	$—	$379,853	$269,738	$6,432	$656,023
Net income	—	—	—	46,606	—	46,606
Other comprehensive income, net of tax	—	—	—	—	16,846	16,846
Impact of adoption of ASU No. 2016-13	—	—	—	(15,635)	—	(15,635)
Amortization of unearned compensation	—	—	457	—	—	457
Exercise of stock options	—	—	157	—	—	157
Stock option expense	—	—	105	—	—	105
Stock issued stock plans	—	—	1,244	—	—	1,244
Repurchase of outstanding stock	—	—	(19,636)	—	—	(19,636)
Cash dividends on common stock($0.36 per share)	—	—	—	(15,874)	—	(15,874)
Balances, September 30, 2020	$—	$—	$362,180	$284,835	$23,278	$670,293
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Nine Months Ended
	September 30
	2020	2019
Operating Activities
Net income	$46,606	$47,995
Items not requiring (providing) cash
Provision for credit losses	17,709	1,636
Depreciation and amortization	7,539	7,064
Share based compensation	105	165
Mortgage servicing rights income	(630)	(1,679)
Mortgage servicing rights net impairment	4,673	59
Premium amortization on securities, net	6,649	4,119
(Gain) loss on sale of investment securities	(1,675)	85
Gain on sale of mortgage loans	(18,906)	(6,089)
Proceeds from sales of loans	436,285	192,163
Loans originated for sale	(426,344)	(186,096)
Change in cash value life insurance	(1,677)	(1,624)
Gain on sale of other real estate owned	(119)	(115)
Net change in:
Interest receivable	(1,628)	(1,555)
Interest payable	(581)	(132)
Other assets	(7,048)	97,136
Other liabilities	1,873	11,413
Net cash provided by operating activities	62,831	164,545
Investing Activities
Purchases of securities available for sale	(396,133)	(301,426)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	237,645	200,067
Proceeds from maturities of securities held to maturity	26,359	6,990
Net change in interest-earning time deposits	(758)	7,289
Change in FHLB stock	(576)	(803)
Net change in loans	(394,167)	(87,905)
Proceeds on the sale of OREO and repossessed assets	1,426	2,935
Change in premises and equipment, net	(4,252)	(3,760)
Death benefit on bank owned life insurance	264	580
Repurchase of outstanding stock	(19,636)	(1,595)
Net cash received in acquisition, Salin	—	128,745
Net cash used in investing activities	(549,828)	(48,883)
Financing Activities
Net change in:
Deposits	405,287	35,237
Borrowings	37,654	(104,251)
Proceeds from issuance of stock	1,401	1,552
Net proceeds from issuance of subordinated notes	58,824	—
Dividends paid on common stock	(15,874)	(15,413)
Net cash provided by (used in) financing activities	487,292	(82,875)

Net Change in Cash and Cash Equivalents	295	32,787
Cash and Cash Equivalents, Beginning of Period	98,831	58,492
Cash and Cash Equivalents, End of Period	$99,126	$91,279
Additional Supplemental Information
Interest paid	$25,407	$34,968
Income taxes paid	9,825	1,319
Transfer of loans to other real estate and repossessed assets	1,795	2,030
Transfer of premises to other real estate	—	1,705
Right-of-use assets exchanged for lease obligations	—	3,411
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”). Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2020 and September 30, 2019 are not necessarily indicative of the operating results for the full year of 2020 or 2019. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10-K for 2019 filed with the Securities and Exchange Commission on February 28, 2020. The condensed consolidated balance sheet of Horizon as of December 31, 2019 has been derived from the audited balance sheet as of that date.
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of September 30, 2020, Horizon had repurchased a total of 373,323 shares at an average price per share of $15.86. In addition to the stock repurchase program, Horizon agreed to repurchase 1,000,000 shares at a price per share of $15.19 from an individual shareholder on March 6, 2020.
Basic earnings per share is computed by dividing net income available to common shareholders (net income less dividend requirements for preferred stock and accretion of preferred stock discount) by the weighted–average number of common shares outstanding. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Basic earnings per share
Net income	$20,312	$20,537	$46,606	$47,995
Weighted average common shares outstanding	43,862,435	45,038,021	44,099,862	42,995,082
Basic earnings per share	$0.46	$0.46	$1.06	$1.12

Diluted earnings per share
Net income	$20,312	$20,537	$46,606	$47,995
Weighted average common shares outstanding	43,862,435	45,038,021	44,099,862	42,995,082
Effect of dilutive securities:
Restricted stock	8,246	—	32,574	—
Stock options	33,200	75,709	33,214	75,013
Weighted average common shares outstanding	43,903,881	45,113,730	44,165,650	43,070,095
Diluted earnings per share	$0.46	$0.46	$1.06	$1.11

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
There were 492,273 and 273,776 shares for the three and nine months ended September 30, 2020, which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 340,540 shares for the three and nine months ended September 30, 2019, which were not included in the computation of diluted earnings per share because they were non–dilutive.
Horizon has share-based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2019 Annual Report on Form 10–K.
Adoption of New Accounting Standards
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016–13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments – On January 1, 2020, the Company adopted ASU No. 2016–13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity securities. It also applies to off–balance sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar agreements). In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance, rather than as a write–down, on available for sale debt securities management does not intend to sell or believe that it is not more likely than not they will be required to sell.
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
The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”), previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310–30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $2.8 million of allowance for credit losses (“ACL”) on loans.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Accrued interest receivable totaling $13.4 million at September 30, 2020 was excluded from the ACL calculation and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the effective yield method without anticipating prepayments.
From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management’s policy to convert the loan from an “earning asset” to a non–accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management’s policy to generally place a loan on a non–accrual status when the payment is delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Commercial Banking Officer and/or the Chief Operations Officer must review all loans placed on non–accrual status. Subsequent payments on non–accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Non–accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal in accordance with the loan terms. The Company requires a period of satisfactory performance of not less than six months before returning a non–accrual loan to accrual status.
Consistent with regulatory guidance, charge–offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company’s policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.
For all loan portfolio segments except 1–4 family residential properties and consumer, the Company promptly charges–off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge–off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.
The Company charges–off 1–4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge–down or specific allocation of family first and junior lien mortgages to the net realizable value less costs to sell when the value is known but no later than when a loan is 180 days past due. Pursuant to such guidelines, the Company also charges–off unsecured open–end loans when the loan is contractually 90 days past due, and charges down to the net realizable value other secured loans when they are contractually 90 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well–secured and in the process of collection, such that collection in full will occur regardless of delinquency status, are not charged off.
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
Smaller–balance, homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by 1–4 family residences, residential construction loans, automobile, home equity, second mortgage loans and mortgage warehouse loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of borrower operating results and financial condition indicate that underlying cash flows of a

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
borrower’s business are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Often this is associated with a delay or shortfall in payments of 30 days or more. Loans are generally moved to non–accrual status when they are 90 days or more past due. These loans are often considered impaired. Impaired loans, or portions thereof, are charged–off when deemed uncollectible.
Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms, including troubled debt restructurings, are measured for impairment. Allowable methods for determining the amount of impairment include the three methods described above.
Purchased Credit Deteriorated Loans
The Company has purchased loans, some of which have experienced credit deterioration since origination. PCD loans are recorded at the amount paid. An ACL on loans is determined using the same methodology as other loans held for investment. The initial ACL on loans determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and ACL on loans becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL on loans are recorded through credit loss expense.
The Company adopted this ASU using the prospective transition approach for PCD loans previously accounted for under ASC 310–30. In accordance with the standard, we did not assess whether PCI loans met the criteria of PCD as of the date of adoption and all loans previously classified as PCI were updated to the PCD classification. Pools utilized for PCI accounting under ASC 310–30 were not considered since the Company did not have PCI pools at the time of adoption. PCD loans were assessed using prior specific loan reviews for the initial PCD loan ACL. At the date of adoption, no securities were determined to be PCD.
Allowance for Credit Losses on Loans
The ACL on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged–off against the allowance when management believes the loan balance is confirmed to no longer be collectible. Expected recoveries do not exceed the aggregate of amounts previously charged–off and expected to be charged–off.
Management estimates the allowance balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan–specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, changes in economic conditions, or other relevant factors.
The Company considers the following when estimating credit losses: 1) available information relevant to assessing the collectibility of cash flows including internal information, external information or a combination of both relating to past events, current conditions and reasonable and supportable forecasts; 2) relevant qualitative and quantitative factors relating to the environment in which the Bank operates and factors specific to the borrower; 3) off–balance sheet credit exposures; and credit support.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Pursuant to ASC 326–20–30–9, an entity shall not rely solely on past events to estimate expected credit losses, and should consider adjustments to historical information to reflect the extent to which management expects current conditions and forecasted conditions to differ from the periods utilized for the historical loss rate calculation. Management has incorporated an adjustment of the historical loss rate calculated within the model to reflect current and forecasted condition and has applied this adjustment on a qualitative factor basis to the aggregate pool loss rate.
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
Specific reserves reflect impairment on loans identified for evaluation or individually considered non–performing, including troubled debt restructurings and receivables where the Company has determined foreclosure is probable. These loans no longer have similar risk characteristics to collectively evaluated loans due to changes in credit risk, borrower circumstances, recognition of write–offs, or cash collections that have been fully applied to principal on the basis of non–accrual policies. At a minimum, the population of loans subject to individual evaluation include individual loans and leases where it is probable we will be unable to collect all amounts due, according to the original contractual terms. These include commercial impaired loans, jumbo residential mortgages (as defined), and jumbo home equity loans with a balance exceeding $250,000, and other loans as determined by management. ACL for residential and consumer loans are, primarily, determined by meaningful pools of similar loans and are evaluated on a quarterly basis.
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
The table below identifies the Company’s loan portfolio segments and classes.

Portfolio Segment	Class of Financing Receivable
Commercial	Owner occupied real estate
Non-owner occupied real estate
Residential spec homes
Development & spec land
Commercial and industrial
Real estate	Residential mortgage
Residential construction
Mortgage warehouse	Mortgage warehouse
Consumer	Direct installment
Indirect installment
Home equity
Portfolio segment is defined as a level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Class of financing receivable is defined as a group of financing receivables determined on the basis of both of the following, 1) risk characteristics of the financing receivable, and 2) an entity’s method for monitoring and assessing credit risk. Generally, the Bank does not move loans from a revolving loan to a term loan other than construction loans. Construction loans are reviewed and rewritten prior to being originated as a term loan.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Commercial
Commercial loans are primarily based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected, and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee. However, some short–term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.
Commercial real estate loans are viewed primarily as cash flow loans and, secondarily, as loans secured by real estate. Commercial real estate lending typically involves larger loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets, the general economy, or fluctuations in interest rates. The properties securing the Company’s commercial real estate portfolio are diverse in terms of property type, and are monitored for concentrations of credit. Management monitors and evaluates commercial real estate loans based on collateral, cash flow, and risk grade criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner–occupied commercial real estate loans versus non–owner occupied loans.
Real Estate and Consumer
With respect to residential loans that are secured by 1–4 family residences and are generally owner occupied, the Company generally establishes a maximum loan–to–value ratio and requires private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1–4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured, such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.
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
i.to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
ii.to suspend any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.
If a bank elects a suspension noted above, the suspension (i) will be effective for the term of the loan modification, but solely with respect to any modification, including a forbearance arrangement, an interest rate modification, a repayment plan, and any other similar arrangement that defers or delays the payment of principal or interest, that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019; and (ii) will not apply to any adverse impact on the credit of a borrower that is not related to the COVID–19 pandemic.
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
Allowance for Credit Losses on Available for Sale Securities
For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recorded in other comprehensive income.

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
Allowance for Credit Losses on Held to Maturity Securities
For held to maturity securities, the Company conducts an assessment of its held to maturity securities at the time of purchase and on at least an annual basis to ensure such investment securities remain within appropriate levels of risk and continue to perform satisfactorily in fulfilling its obligations. The Company considers, among other factors, the nature of the securities and credit ratings or financial condition of the issuer. If available, the Company obtains a credit rating for issuers from the Nationally Recognized Statistical Rating Organization (“NRSRO”) for consideration. If this assessment indicates that a material credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss. After completing this assessment, management determined any credit losses as of September 30, 2020 were not material to the consolidated financial statements.
FASB ASU No. 2017–04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment – On January 1, 2020, the Company adopted the provision of ASU No. 2017–04, which eliminates Step 2 from the goodwill impairment test. Under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. This ASU eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative test.
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID–19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company’s stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. At the conclusion of the assessment, the Company determined that as of September 30, 2020 it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the COVID–19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

FASB ASU No. 2018–13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement – On January 1, 2020, the Company adopted the provision of ASU 2018–13, which modifies the disclosure requirements on fair value measurements. The amendment removes certain disclosures required by Topic 820 related to transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The update also adds certain disclosure requirements related to changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, the Company may disclose other quantitative information in lieu of the weighted average if we determine that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Reclassifications
Certain reclassifications have been made to the 2019 condensed consolidated financial statements to be comparable to 2020. These reclassifications had no effect on net income.

Note 2 – Acquisitions
Salin Bancshares, Inc.
On March 26, 2019, Horizon completed the acquisition of Salin Bancshares, Inc. (“Salin”), an Indiana corporation, and Horizon Bank’s acquisition of Salin Bank and Trust Company (“Salin Bank”), an Indiana commercial bank and wholly–owned subsidiary of Salin, through mergers effective March 26, 2019. Under the terms of the Merger Agreement, shareholders of Salin received 23,907.5 shares of Horizon common stock and $87,417.17 in cash for each outstanding share of Salin common stock. Salin shares outstanding at the closing to be exchanged were 275, and the shares of Horizon common stock issued to Salin shareholders totaled 6,563,697. The Salin shareholders received cash in lieu of fractional shares. Based upon the March 25, 2019 closing price of $15.65 per share of Horizon common stock immediately prior to the effectiveness of the merger the transaction had an implied valuation of approximately $126.7 million. The Company incurred approximately $5.6 million in costs related to the acquisition. These expenses are classified in the non–interest expense section of the income statement and are primarily located in the data processing, professional fees, outside services and consultants and other expense line items. As a result of the acquisition, the Company was able to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.
Under the acquisition method of accounting, the total purchase price was allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition.

Assets		Liabilities
Cash and due from banks	$152,745	Deposits
Investment securities, available for sale	54,319	Non–interest bearing	$188,744
Loans		NOW accounts	207,567
Commercial	352,798	Savings and money market	274,504
Residential mortgage	131,008	Certificates of deposit	70,529
Consumer	85,112	Total deposits	741,344
Total loans	568,918	Borrowings	70,495
Premises and equipment, net	20,425	Subordinated debentures	18,376
FRB and FHLB stock	3,571	Interest payable	826
Goodwill	31,358	Other liabilities	8,759
Core deposit intangible	19,818	Total liabilities assumed	$839,800
Interest receivable	2,488
Other assets	112,880
Total assets purchased	$966,522
Common shares issued	$102,722
Cash paid	24,000
Total purchase price	$126,722
Of the total purchase price of $126.7 million, $19.8 million was allocated to core deposit intangible. Additionally, $31.4 million was allocated to goodwill and none of the purchase price is deductible. The core deposit intangible is being amortized over 10 years on a straight–line basis.
The Company acquired various loans in the acquisition that had evidence of deterioration of credit quality since origination

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
and it was probable, at acquisition, that all contractually required payments would not be collected.
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past–due and non–accrual status, borrower credit scores and recent loan–to–value percentages. Purchased credit–impaired loans at the acquisition date, were accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310–30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans was not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporated the estimate of current assumptions, such as default rates, severity and prepayment speeds.
The following table details the acquired loans that are accounted for in accordance with ASC 310–30 as of March 26, 2019.

Contractually required principal and interest at acquisition	$22,672
Contractual cash flows not expected to be collected (nonaccretable differences)	6,694
Expected cash flows at acquisition	15,978
Interest component of expected cash flows (accretable discount)	735
Fair value of acquired loans accounted for under ASC310-30	$15,243
Estimates of certain loans, those for which specific credit–related deterioration has occurred since origination, were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.
The results of operations of Salin have been included in the Company’s consolidated financial statements since the acquisition date. The following schedule includes pro–forma results for the three and nine months ended September 30, 2019 as if the Salin acquisition had occurred as of the beginning of the comparable prior reporting period.

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2019	2019
Summary of Operations:
Net Interest Income	$43,463	$127,174
Provision for Loan Losses	376	1,936
Net Interest Income after Provision for Loan Losses	43,087	125,238
Non-interest Income	11,514	31,538
Non-interest Expense	30,060	103,796
Income before Income Taxes	24,541	52,980
Income Tax Expense	4,004	9,326
Net Income	20,537	43,654
Net Income Available to Common Shareholders	$20,537	$43,654
Basic Earnings per Share	$0.46	$0.97
Diluted Earnings per Share	$0.46	$0.97
The pro–forma information includes adjustments for interest income on loans, amortization of intangibles arising from the transaction, interest expense on deposits acquired, premises expense for the banking centers acquired and the related income tax effects.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The pro–forma financial information is presented for information purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
Note 3 – Securities
The fair value of securities is as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$6,250	$—	$(11)	$6,239
State and municipal	651,256	27,978	(775)	678,459
Federal agency collateralized mortgage obligations	180,628	5,222	(1)	185,849
Federal agency mortgage-backed pools	127,802	4,670	—	132,472
Corporate notes	10,877	1,447	—	12,324
Total available for sale investment securities	$976,813	$39,317	$(787)	$1,015,343
Held to maturity
State and municipal	$165,858	$10,919	$—	$176,777
Federal agency collateralized mortgage obligations	2,839	67	—	2,906
Federal agency mortgage-backed pools	11,573	356	—	11,929
Total held to maturity investment securities	$180,270	$11,342	$—	$191,612

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$1,415	$—	$(2)	$1,413
State and municipal	396,931	11,288	(2,451)	405,768
Federal agency collateralized mortgage obligations	267,272	2,543	(563)	269,252
Federal agency mortgage-backed pools	145,623	1,207	(258)	146,572
Corporate notes	10,848	923	—	11,771
Total available for sale investment securities	$822,089	$15,961	$(3,274)	$834,776
Held to maturity
State and municipal	$190,767	$7,129	$(54)	$197,842
Federal agency collateralized mortgage obligations	4,560	13	(5)	4,568
Federal agency mortgage-backed pools	12,572	194	(29)	12,737
Total held to maturity investment securities	$207,899	$7,336	$(88)	$215,147
Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information, and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary. While these securities are held in the available for sale portfolio and held to maturity, Horizon intends, and has the ability, to hold them until the earlier of a recovery in fair value or maturity.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$49,129	$49,088	$37,386	$37,321
One to five years	49,766	51,201	41,230	41,293
Five to ten years	112,483	121,648	117,004	122,145
After ten years	457,005	475,085	213,574	218,193
	668,383	697,022	409,194	418,952
Federal agency collateralized mortgage obligations	180,628	185,849	267,272	269,252
Federal agency mortgage–backed pools	127,802	132,472	145,623	146,572
Total available for sale investment securities	$976,813	$1,015,343	$822,089	$834,776
Held to maturity
Within one year	$8,205	$8,245	$7,811	$7,874
One to five years	46,090	47,750	56,037	57,048
Five to ten years	85,339	91,579	94,756	98,480
After ten years	26,224	29,203	32,163	34,440
	165,858	176,777	190,767	197,842
Federal agency collateralized mortgage obligations	2,839	2,906	4,560	4,568
Federal agency mortgage–backed pools	11,573	11,929	12,572	12,737
Total held to maturity investment securities	$180,270	$191,612	$207,899	$215,147
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$5,239	$(11)	$—	$—	$5,239	$(11)
State and municipal	105,976	(733)	1,307	(42)	107,283	(775)
Federal agency collateralized mortgage obligations	600	(1)	—	—	600	(1)
Total temporarily impaired securities	$111,815	$(745)	$1,307	$(42)	$113,122	$(787)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$1,413	$(2)	$—	$—	$1,413	$(2)
State and municipal	129,942	(2,374)	6,279	(131)	136,221	(2,505)
Federal agency collateralized mortgage obligations	68,043	(308)	23,301	(260)	91,344	(568)
Federal agency mortgage–backed pools	24,740	(104)	37,822	(183)	62,562	(287)
Total temporarily impaired securities	$224,138	$(2,788)	$67,402	$(574)	$291,540	$(3,362)
Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Sales of securities available for sale
Proceeds	$17,012	$—	$54,194	$91,635
Gross gains	1,094	—	1,731	158
Gross losses	(6)	—	(56)	(243)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 – Loans
The following table presents total loans outstanding by portfolio class, as of September 30, 2020:

September 30, 2020
Commercial
Owner occupied real estate	$503,127
Non–owner occupied real estate	1,019,171
Residential spec homes	11,190
Development & spec land	26,385
Commercial and industrial	761,735
Total commercial	2,321,608
Real estate
Residential mortgage	651,680
Residential construction	23,540
Mortgage warehouse	374,653
Total real estate	1,049,873
Consumer
Direct installment	39,049
Indirect installment	359,299
Home equity	260,536
Total consumer	658,884
Total loans	4,030,365
Allowance for loan losses	(56,319)
Net loans	$3,974,046
As of September 30, 2020, loans originated under the Federal Paycheck Protection Program (“PPP”) totaled approximately $310.8 million. Total loans include net deferred loan fees of $5.7 million at September 30, 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents total loans outstanding, as of December 31, 2019:

December 31, 2019
Commercial
Working capital and equipment	$938,317
Real estate, including agriculture	978,891
Tax exempt	63,571
Other	65,872
Total	2,046,651
Real estate
1–4 family	762,571
Other	8,146
Total	770,717
Consumer
Auto	362,729
Recreation	16,262
Real estate/home improvement	43,585
Home equity	237,979
Unsecured	7,286
Other	1,339
Total	669,180
Mortgage warehouse	150,293
Total loans	3,636,841
Allowance for loan losses	(17,667)
Loans, net	$3,619,174

Note 5 – Accounting for Certain Loans Acquired in a Transfer
The Company has acquired loans in acquisitions, whereby the transferred loans had evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past–due and non–accrual status, borrower credit scores and recent loan–to–value percentages prior to January 1, 2020. Purchased credit–impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310–30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds.

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
Accretable yield, or income expected to be collected for the nine months ended September 30, 2019 is as follows:

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
During the nine months ended September 30, 2019, the Company increased the allowance for loan losses on purchased loans by a charge to the income statement of $10,000.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 6 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$39,147	$5,832	$1,190	$8,921	$55,090
Provision for credit losses on loans	1,136	(232)	60	1,088	2,052
Charge–offs	(502)	(144)	—	(510)	(1,156)
Recoveries	14	8	—	311	333
Balance, end of period	$39,795	$5,464	$1,250	$9,810	$56,319

	Three Months Ended September 30, 2019
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$11,881	$1,732	$1,040	$3,652	$18,305
Provision for credit losses on loans	393	(290)	1	272	376
Charge–offs	(224)	—	—	(758)	(982)
Recoveries	32	7	—	218	257
Balance, end of period	$12,082	$1,449	$1,041	$3,384	$17,956

The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$11,996	$923	$1,077	$3,671	$17,667
Impact of adopting ASC 326	10,832	4,048	—	4,911	19,791
Initial PCD allowance	2,786	—	—	—	2,786
Provision for credit losses on loans	14,655	670	173	2,211	17,709
Charge–offs	(586)	(204)	—	(1,654)	(2,444)
Recoveries	112	27	—	671	810
Balance, end of period	$39,795	$5,464	$1,250	$9,810	$56,319

	Nine Months Ended September 30, 2019
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$10,495	$1,676	$1,006	$4,643	$17,820
Provision for credit losses on loans	2,105	(220)	35	(284)	1,636
Charge–offs	(640)	(48)	—	(1,669)	(2,357)
Recoveries	122	41	—	694	857
Balance, end of period	$12,082	$1,449	$1,041	$3,384	$17,956

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The Company utilized the Cumulative Loss Rate method in determining expected future credit losses. The loss rate method measures the amount of loan charge–offs, net of recoveries, (“loan losses”) recognized over the life of a pool and compares those loan losses to the outstanding loan balance of that pool as of a specific point in time (“pool date”).
To estimate a CECL loss rate for the pool, management first identifies the loan losses recognized between the pool date and the reporting date for the pool and determines which loan losses were related to loans outstanding at the pool date. The loss rate method then divides the loan losses recognized on loans outstanding as of the pool date by the outstanding loan balance as of the pool date.
The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company's historical look–back period includes January 2012 through the current period, on a monthly basis. When historical credit loss experience is not sufficient for a specific portfolio, the Company may supplement its own portfolio data with external models or data.
Qualitative reserves reflect management’s overall estimate of the extent to which current expected credit losses on collectively evaluated loans will differ from historical loss experience. The analysis takes into consideration other analytics performed within the organization, such as enterprise and concentration management, along with other credit–related analytics as deemed appropriate. Management attempts to quantify qualitative reserves whenever possible.
The Company’s CECL estimate applies to a forecast that incorporates macroeconomic trends and other environmental factors. Management utilized National, Regional and Local Leading Economic Indexes, as well as management judgment, as the basis for the forecast period. The historical loss rate was utilized as the base rate, and qualitative adjustments were utilized to reflect the forecast and other relevant factors.
The Company segments the loan portfolio into pools based on the following risk characteristics: financial asset type, loan purpose, collateral type, loan characteristics, credit characteristics, outstanding loan balances, contractual terms and prepayment assumptions, industry of the borrower and concentrations, and historical or expected credit loss patterns.
The $17.7 million ACL provision included special allocations related to the potential impact due to the nature and characteristics on certain loan types including, non–owner occupied retail, leisure and hospitality, and unstabilized commercial real estate while continuing allocations for hotels and restaurants, as a result of the COVID–19 business restrictions implemented by the Federal Government and the states in which Horizon operates (Indiana and Michigan). Extensive analysis and monitoring of these portfolios has been undertaken and, while no loss has been specifically identified, the risks to certain borrowers are elevated and, therefore, the special allocation was deemed prudent.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 7 – Non-performing Loans
The following table presents the non–accrual, loans past due over 90 days still on accrual, and troubled debt restructured (“TDRs”) by class of loans:

	September 30, 2020
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–accrual with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$11,105	$—	$629	$169	$11,903	$8,715
Non–owner occupied real estate	1,181	—	340	—	1,521	1,033
Residential spec homes	—	—	—	—	—	—
Development & spec land	70	—	—	—	70	70
Commercial and industrial	2,152	—	523	—	2,675	1,921
Total commercial	14,508	—	1,492	169	16,169	11,739
Real estate
Residential mortgage	6,606	205	988	1,410	9,209	7,594
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	6,606	205	988	1,410	9,209	7,594
Consumer
Direct installment	23	—	—	—	23	23
Indirect installment	1,122	69	—	—	1,191	1,122
Home equity	2,195	57	224	246	2,722	2,419
Total consumer	3,340	126	224	246	3,936	3,564
Total	$24,454	$331	$2,704	$1,825	$29,314	$22,897

There was no interest income recognized on non–accrual loans during the three and nine months ended September 30, 2020 and 2019 while the loans were in non–accrual status. Included in the $24.5 million of non–accrual loans and the $2.7 million of non–performing TDRs at September 30, 2020 were $3.5 million and $993,000, respectively, of loans acquired for which accretable yield was recognized.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2019
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–accrual with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$2,424	$—	$629	$139	$3,192	$2,563
Non–owner occupied real estate	682	—	374	—	1,056	937
Residential spec homes	—	—	—	—	—	—
Development & spec land	73	—	—	—	73	73
Commercial and industrial	1,603	—	78	1,345	3,026	514
Total commercial	4,782	—	1,081	1,484	7,347	4,087
Real estate
Residential mortgage	7,614	1	708	1,561	9,884	8,322
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	7,614	1	708	1,561	9,884	8,322
Consumer
Direct installment	30	5	—	—	35	30
Indirect installment	1,234	135	—	—	1,369	1,234
Home equity	2,019	5	217	309	2,550	2,236
Total consumer	3,283	145	217	309	3,954	3,500
Total	$15,679	$146	$2,006	$3,354	$21,185	$15,909
Troubled Debt Restructurings
Loans modified as TDRs generally consist of allowing borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans’ contractual terms. TDRs that continue to accrue interest are individually monitored on a monthly basis and evaluated for impairment annually and transferred to non–accrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default.
At September 30, 2020, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments, and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as TDR unless the loan bears interest at a market rate. As of September 30, 2020, the Company had $4.5 million in TDRs, $1.8 million were performing according to the restructured terms, and one TDR was returned to accrual status during the first nine months of 2020. There were $117,000 of specific reserves allocated to TDRs at September 30, 2020 based on the discounted cash flows or, when appropriate, the fair value of the collateral. These TDRs are exclusive of loans modified under the CARES Act during the first nine months of 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents TDRs by loan portfolio:

	September 30, 2020			December 31, 2019
	Non–accrual	Accruing	Total	Non–accrual	Accruing	Total
Commercial
Owner occupied real estate	$629	$169	$798	$629	$139	$768
Non–owner occupied real estate	340	—	340	374	—	374
Residential spec homes	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—
Commercial and industrial	523	—	523	78	1,345	1,423
Total commercial	1,492	169	1,661	1,081	1,484	2,565
Real estate
Residential mortgage	988	1,410	2,398	708	1,561	2,269
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	988	1,410	2,398	708	1,561	2,269
Consumer
Direct installment	—	—	—	—	—	—
Indirect installment	—	—	—	—	—	—
Home equity	224	246	470	217	309	526
Total consumer	224	246	470	217	309	526
Total	$2,704	$1,825	$4,529	$2,006	$3,354	$5,360

Loans Modified under the CARES Act
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At September 30, 2020, the Bank modified loans totaling $160.1 million which qualify for treatment under the CARES Act.
Collateral Dependent Financial Assets
A collateral dependent financial loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with a loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. However, as other sources of repayment become inadequate over time, the significance of the collateral’s value increases and the loan may become collateral dependent.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The table below presents the value of collateral dependent loans by loan class as of September 30, 2020:

September 30, 2020
Commercial
Owner occupied real estate	$3,018
Non–owner occupied real estate	488
Commercial and industrial	754
Total commercial	4,260
Total collateral dependent loans	$4,260
The following table presents the payment status by class of loan, excluding non–accrual loans of $24.5 million and non–performing TDRs of $2.7 million at September 30, 2020:

	September 30, 2020
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$491,393	$—	$—	$—	$—	$491,393
Non–owner occupied real estate	1,017,130	282	238	—	520	1,017,650
Residential spec homes	11,190	—	—	—	—	11,190
Development & spec land	25,771	544	—	—	544	26,315
Commercial and industrial	759,010	—	50	—	50	759,060
Total commercial	2,304,494	826	288	—	1,114	2,305,608
Real estate
Residential mortgage	641,882	1,894	105	205	2,204	644,086
Residential construction	23,540	—	—	—	—	23,540
Mortgage warehouse	374,653	—	—	—	—	374,653
Total real estate	1,040,075	1,894	105	205	2,204	1,042,279
Consumer
Direct installment	38,974	24	28	—	52	39,026
Indirect installment	357,060	878	170	69	1,117	358,177
Home equity	256,760	1,069	231	57	1,357	258,117
Total consumer	652,794	1,971	429	126	2,526	655,320
Total	$3,997,363	$4,691	$822	$331	$5,844	$4,003,207
Percentage of total loans	99.85%	0.12%	0.02%	0.01%	0.15%	100.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non–accrual loans of $15.7 million and non–performing TDRs of $2.0 million at December 31, 2019:

	December 31, 2019
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total
Commercial
Owner occupied real estate	$515,604	$920	$—	$—	$920	$516,524
Non–owner occupied real estate	972,195	80	—	—	80	972,275
Residential spec homes	12,925	—	—	—	—	12,925
Development & spec land	35,881	—	—	—	—	35,881
Commercial and industrial	503,348	819	11	—	830	504,178
Total commercial	2,039,953	1,819	11	—	1,830	2,041,783
Real estate
Residential mortgage	740,712	1,984	—	1	1,985	742,697
Residential construction	19,686	—	—	—	—	19,686
Mortgage warehouse	150,293	—	—	—	—	150,293
Total real estate	910,691	1,984	—	1	1,985	912,676
Consumer
Direct installment	40,864	175	5	5	185	41,049
Indirect installment	344,478	2,407	404	135	2,946	347,424
Home equity	273,050	904	20	5	929	273,979
Total consumer	658,392	3,486	429	145	4,060	662,452
Total	$3,609,036	$7,289	$440	$146	$7,875	$3,616,911
Percentage of total loans	99.78%	0.20%	0.01%	0.01%	0.22%	100.00%
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
•For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure that exceeds the authorities in the respective markets (ranging from $1,000,000 to $3,500,000) are validated by the Loan Committee, which is chaired by the Chief Commercial Banking Officer (“CCBO”).
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
For residential real estate and consumer loans, Horizon uses a grading system based on delinquency. Loans that are 90 days or more past due, on non–accrual, or are classified as a TDR are graded “Substandard.” After being 90 to 120 days delinquent a loan is charged–off unless it is well secured and in the process of collection. If the latter case exists, the loan is placed on non–accrual. Occasionally a mortgage loan may be graded as “Special Mention.” When this situation arises, it is because the characteristics of the loan and the borrower fit the definition of a Risk Grade 5 described below, which is normally used for grading commercial loans. Loans not graded Substandard are considered Pass.
Horizon Bank employs a nine–grade rating system to determine the credit quality of commercial loans. The first five grades represent acceptable quality, and the last four grades mirror the criticized and classified grades used by the bank regulatory agencies (special mention, substandard, doubtful, and loss). Loan grade definitions are reviewed annually via the approval of the overall loan policy. The most recent review and approval of the loan policy was in October 2020. The loan grade definitions are detailed below.

Risk Grade 1: Excellent (Pass)
Loans secured by liquid collateral, such as certificates of deposit, reputable bank letters of credit, or other cash equivalents or loans to any publicly held company with a current long–term debt rating of A or better and meeting defined key financial metric ranges.

Risk Grade 2: Good (Pass)
Loans to businesses that have strong financial statements containing an unqualified opinion from a CPA firm and at least three consecutive years of profits; loans supported by unaudited financial statements containing strong balance sheets, five consecutive years of profits, a five year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans secured by publicly traded marketable securities with required margins where there is no impediment to liquidation; loans to individuals backed by liquid personal assets and unblemished credit histories; or loans to publicly held companies with current long–term debt ratings of Baa or better and meeting defined key financial metric ranges.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year.

September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$43,528	$65,996	$53,374	$50,523	$51,460	$144,099	$37,557	$446,537
Special Mention	—	855	4,934	10,175	4,532	12,614	—	33,110
Substandard	1,026	1,231	4,048	2,832	2,564	7,912	3,867	23,480
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$44,554	$68,082	$62,356	$63,530	$58,556	$164,625	$41,424	$503,127

Non–owner occupied real estate
Pass	$97,251	$121,030	$77,110	$141,356	$105,581	$224,430	$167,632	$934,390
Special Mention	1,403	1,247	27,471	2,211	2,610	15,282	4,840	55,064
Substandard	—	15,589	304	622	6,802	4,828	1,572	29,717
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$98,654	$137,866	$104,885	$144,189	$114,993	$244,540	$174,044	$1,019,171

Residential spec homes
Pass	$495	$—	$—	$1,660	$—	$1,237	$7,228	$10,620
Special Mention	—	212	—	—	—	—	358	570
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$495	$212	$—	$1,660	$—	$1,237	$7,586	$11,190

Development & spec land
Pass	$30	$885	$267	$2,232	$777	$12,224	$9,165	$25,580
Special Mention	—	—	—	—	—	276	—	276
Substandard	—	—	—	—	—	529	—	529
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$30	$885	$267	$2,232	$777	$13,029	$9,165	$26,385

Commercial & industrial
Pass	$339,106	$64,658	$65,712	$87,782	$27,728	$75,580	$30,909	$691,475
Special Mention	7,650	1,852	10,922	9,880	1,953	5,684	10,641	48,582
Substandard	4,002	6,181	3,584	1,443	816	3,331	2,321	21,678
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$350,758	$72,691	$80,218	$99,105	$30,497	$84,595	$43,871	$761,735
Total commercial	$494,491	$279,736	$247,726	$310,716	$204,823	$508,026	$276,090	$2,321,608

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$103,964	$65,835	$102,061	$101,581	$76,188	$190,453	$2,389	$642,471
Non–performing	—	180	639	93	605	7,692	—	9,209
Total residential mortgage	$103,964	$66,015	$102,700	$101,674	$76,793	$198,145	$2,389	$651,680

Residential construction
Performing	$596	$—	$—	$—	$—	$—	$22,944	$23,540
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$596	$—	$—	$—	$—	$—	$22,944	$23,540

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$374,653	$374,653
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$374,653	$374,653
Total real estate	$104,560	$66,015	$102,700	$101,674	$76,793	$198,145	$399,986	$1,049,873

September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$10,115	$11,016	$6,517	$6,594	$2,558	$2,191	$35	$39,026
Non–performing	—	—	—	11	4	7	1	23
Total direct installment	$10,115	$11,016	$6,517	$6,605	$2,562	$2,198	$36	$39,049

Indirect installment
Performing	$105,780	$108,049	$84,773	$42,883	$10,393	$6,230	$—	$358,108
Non–performing	—	146	377	408	92	168	—	1,191
Total indirect installment	$105,780	$108,195	$85,150	$43,291	$10,485	$6,398	$—	$359,299

Home equity
Performing	$47,991	$46,114	$38,357	$30,295	$24,204	$65,933	$4,920	$257,814
Non–performing	—	9	61	78	50	1,100	1,424	2,722
Total home equity	$47,991	$46,123	$38,418	$30,373	$24,254	$67,033	$6,344	$260,536
Total consumer	$163,886	$165,334	$130,085	$80,269	$37,301	$75,629	$6,380	$658,884

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial
Owner occupied real estate	$492,386	$8,328	$18,863	$—	$519,577
Non–owner occupied real estate	957,990	7,824	7,517	—	973,331
Residential spec homes	12,925	—	—	—	12,925
Development & spec land	35,815	—	139	—	35,954
Commercial and industrial	468,893	18,652	18,314	—	505,859
Total commercial	1,968,009	34,804	44,833	—	2,047,646
Real estate
Residential mortgage	741,136	—	9,883	—	751,019
Residential construction	19,686	—	—	—	19,686
Mortgage warehouse	150,293	—	—	—	150,293
Total real estate	911,115	—	9,883	—	920,998
Consumer
Direct installment	41,044	—	35	—	41,079
Indirect installment	347,289	—	1,369	—	348,658
Home equity	273,665	—	2,550	—	276,215
Total consumer	661,998	—	3,954	—	665,952
Total	$3,541,122	$34,804	$58,670	$—	$3,634,596
Percentage of total loans	97.43%	0.96%	1.61%	0.00%	100.00%

Commercial loans modified due to the impact of the COVID–19 pandemic were immediately downgraded one level resulting in the increase of Special Mention commercial loans from December 31, 2019 to September 30, 2020.

Note 8 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.5 billion and $1.4 billion at September 30, 2020 and December 31, 2019.

The aggregate fair value of capitalized mortgage servicing rights was approximately $11.7 million and $14.4 million at September 30, 2020 and December 31, 2019, compared to the carrying values of $11.7 million and $14.3 million at September 30, 2020 and December 31, 2019, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	September 30,	December 31,
	2020	2019
Mortgage servicing rights
Balance, beginning of period	$15,046	$12,876
Servicing rights capitalized	4,107	3,547
Amortization of servicing rights	(2,056)	(1,377)
Balance, end of period	17,097	15,046
Impairment allowance
Balance, beginning of period	(719)	(527)
Additions	(4,673)	(234)
Reductions	—	42
Balance, end of period	(5,392)	(719)
Mortgage servicing rights, net	$11,705	$14,327

The Bank recorded additional impairment of approximately $1.5 million and $4.7 million for the three and nine months ended September 30, 2020, respectively. The Bank recorded additional impairment of approximately $192,000 for the year ended December 31, 2019.

Note 9 – Goodwill

The following table presents the Company’s carrying amount of goodwill as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
Balance, beginning of period	$151,238	$119,880
Goodwill acquired during the period	—	31,358
Balance, end of period	$151,238	$151,238

In accordance with ASC 350–20, the Company conducts a goodwill impairment test at least annually, or more frequently as events occur or circumstances change that would more–likely–than–not reduce the fair value below its carrying amount. In the second quarter of 2020, the onset of the COVID–19 pandemic prompted the Company to assess qualitative and quantitative factors to determine whether it was more–likely–than–not the fair value of the Company was less than the carrying amount. The Company assessed relevant events and circumstances, including macroeconomic conditions, industry and market considerations, overall financial performance, changes in the composition or carrying amount of assets and liabilities, the market price of the Company’s common stock and other relevant facts. The Company performed both a market capitalization approach and a discounted cash flow approach to determine the fair value of the Company during the second quarter of 2020 which resulted in no goodwill impairment.

The Company updated the analysis above during the third quarter of 2020 which resulted with no goodwill impairment charges for the three and nine months ended September 30, 2020.

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
The following table shows repurchase agreements accounted for as secured borrowings:

	September 30, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$108,950	$—	$—	$—	$—	$—	$108,950
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$55,336	$—	$—	$—	$—	$—	$55,336
Federal agency mortgage–backed pools	61,595	—	—	—	—	—	61,595
Total	$116,931	$—	$—	$—	$—	$—	$116,931

Note 11 – Subordinated Notes
On June 24, 2020, Horizon issued $60.0 million in aggregate principal amount of 5.625% fixed–to–floating rate subordinated notes (the “Notes”). The Notes were offered in denominations of $1,000 and integral multiples of $1,000 in excess thereof. The Notes mature on July 1, 2030 (the “Maturity Date”). From and including the date of original issuance to, but excluding, July 1, 2025 or the date of earlier redemption (the “fixed rate period”), the Notes bear interest at an initial rate of 5.625% per annum, payable semi–annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021. The last interest payment date for the fixed rate period will be July 1, 2025. From and including July 1, 2025 to, but excluding, the Maturity Date or the date of earlier redemption (the “floating rate period”), the Notes bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be Three–Month Term SOFR), plus 549 basis points, payable quarterly in arrears on January 1, April 1, July1, and October 1 of each year, commencing on October 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero.
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
The Notes are unsecured subordinated obligations, and rank pari passu, or equally, with all of Horizon's future unsecured subordinated debt and are junior to all existing and future senior debt. The Notes are structurally subordinated to all existing and future liabilities of Horizon's subsidiaries, including the deposit liabilities and claims of other creditors of Horizon Bank, and are effectively subordinated to Horizon’s existing and future secured indebtedness. There is no sinking fund for the Notes. The Notes are obligations of Horizon only and are not obligations of, and are not guaranteed by, any of Horizon’s subsidiaries.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 12 – Derivative Financial Instruments
Cash Flow Hedges – As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three months LIBOR and to pay interest to the counterparty at a fixed rate of 4.20% on a notional amount of $12.0 million at September 30, 2020 and a weighted average fixed rate of 4.03% on a notional amount of $15.5 million at December 31, 2019. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.62% on a notional amount of $10.0 million at September 30, 2020 and at a weighted average fixed rate of 2.31% on a notional amount of $30.0 million at December 31, 2019. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a rate of 2.81% on a notional amount of $50.0 million at September 30, 2020 and December 31, 2019. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2020, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.
Fair Value Hedges – Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2020, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan and security agreements being hedged were $425.8 million at September 30, 2020 and $361.0 million at December 31, 2019.
Other Derivative Instruments – The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2020, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	September 30, 2020		September 30, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$40,434	Other liabilities	$49,331
Total derivatives designated as hedging instruments		40,434		49,331
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	1,584	Other liabilities	—
Total derivatives not designated as hedging instruments		1,584		—
Total derivatives		$42,018		$49,331

	Asset Derivatives		Liability Derivatives
	December 31, 2019		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$11,422	Other liabilities	$15,861
Total derivatives designated as hedging instruments		11,422		15,861
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	264	Other liabilities	38
Total derivatives not designated as hedging instruments		264		38
Total derivatives		$11,686		$15,899
The effect of the derivative instruments on the condensed consolidated statements of income for the three–month and nine–month periods ending September 30 is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Derivatives in cash flow hedging relationship
Interest rate contracts	$(284)	$(682)	$(3,523)	$(3,058)
FASB Accounting Standards Codification (“ASC”) Topic 820–10–20 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Topic 820–10–55 establishes a fair value hierarchy that emphasizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Derivative in fair value hedging relationship
Interest rate contracts	Interest income - loans	$1,944	$(6,091)	$(27,548)	$(17,671)
Interest rate contracts	Interest income - loans	(1,944)	6,091	27,548	17,671
Total		$—	$—	$—	$—

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$994	$(429)	$1,358	$(97)

Note 13 – Disclosures about Fair Value of Assets and Liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2020. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available for sale securities
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and federal agency securities, state and municipal securities, federal agency collateralized mortgage obligations and mortgage–backed pools and corporate notes. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. Observable inputs include dealer quotes, market spreads, cash flow analysis, the U.S. Treasury yield curve, trade execution data, market consensus prepayment spreads and available credit information and the bond’s terms and conditions. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed–income securities do not trade on a daily basis, apply available information through processes such as benchmark

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
curves, benchmarking of like securities, sector grouping, and matrix pricing. In addition, model processes, such as an option adjusted spread model, is used to develop prepayment and interest rate scenarios for securities with prepayment features.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	September 30, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$6,239	$—	$6,239	$—
State and municipal	678,459	—	678,459	—
Federal agency collateralized mortgage obligations	185,849	—	185,849	—
Federal agency mortgage–backed pools	132,472	—	132,472	—
Corporate notes	12,324	—	12,324	—
Total available for sale securities	1,015,343	—	1,015,343	—
Interest rate swap agreements asset	40,434	—	40,434	—
Forward sale commitments	1,584	—	1,584	—
Interest rate swap agreements liability	(49,331)	—	(49,331)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$1,413	$—	$1,413	$—
State and municipal	405,768	—	405,768	—
Federal agency collateralized mortgage obligations	269,252	—	269,252	—
Federal agency mortgage–backed pools	146,572	—	146,572	—
Corporate notes	11,771	—	11,771	—
Total available for sale securities	834,776	—	834,776	—
Interest rate swap agreements asset	11,422	—	11,422	—
Forward sale commitments	264	—	264	—
Interest rate swap agreements liability	(15,861)	—	(15,861)	—
Commitments to originate loans	(38)	—	(38)	—

Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Non-interest Income
Total gains and losses from:
Hedged loans	$1,944	$(6,091)	$(27,548)	$(17,671)
Fair value interest rate swap agreements	(1,944)	6,091	27,548	17,671
Derivative loan commitments	994	(429)	1,358	(97)
	$994	$(429)	$1,358	$(97)
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Collateral dependent loans	$14,781	$—	$—	$14,781
Mortgage servicing rights	11,705	—	—	11,705
December 31, 2019
Impaired loans	$6,806	$—	$—	$6,806
Mortgage servicing rights	14,327	—	—	14,327

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
Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month–end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $4.7 million during the first nine months of 2020 and increased by $59,000 during the first nine months of 2019.
The following table presents qualitative information about unobservable inputs used in recurring and non–recurring Level 3 fair value measurements, other than goodwill.

	September 30, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$14,781	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-76.0% (8.6%)
Mortgage servicing rights	11,705	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	7.8%-7.8% (7.8%), 7.1%-17.3% (14.0%), 0.7%-19.7%(1.9%)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans	$6,806	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-100.0%(7.4%)
Mortgage servicing rights	14,327	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	8.7%-9.0% (8.7%), 10.2%-19.8%(12.2%), 0.1%-2.9%(0.7%)

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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2020 and December 31, 2019. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and Due from Banks – The carrying amounts approximate fair value.
Interest-earning time deposits – The fair values of the Company’s interest–earning time deposits are estimated using discounted cash flow analyses based on current rates for similar types of interest–earning time deposits.
Held–to–Maturity Securities – For debt securities held to maturity, fair values are based on quoted market prices or dealer quotes. For those securities where a quoted market price is not available, carrying amount is a reasonable estimate of fair value based upon comparison with similar securities.
Loans Held for Sale – The carrying amounts approximate fair value.
Net Loans – The fair value of net loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.
FHLB Stock – Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.
Interest Receivable/Payable – The carrying amounts approximate fair value.
Deposits – The fair value of demand deposits, savings accounts, interest–bearing checking accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturity.
Borrowings – Rates currently available to Horizon for debt with similar terms and remaining maturities are used to estimate fair values of existing borrowings.
Subordinated Notes – The fair value of subordinated notes is based on discounted cash flows based on current borrowing rates for similar types of instruments.
Junior Subordinated Debentures Issued to Capital Trusts – Rates currently available for debentures with similar terms and remaining maturities are used to estimate fair values of existing debentures.
Commitments to Extend Credit and Standby Letters of Credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed–rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. Due to the short–term nature of these agreements, carrying amounts approximate fair value.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall.

	September 30, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$99,126	$99,126	$—	$—
Interest–earning time deposits	9,213	—	9,409	—
Investment securities, held to maturity	180,270	—	191,612	—
Loans held for sale	13,053	—	—	13,053
Loans (excluding loan level hedges), net	3,974,046	—	—	3,956,730
Stock in FHLB	23,023	—	23,023	—
Interest receivable	20,456	—	20,456	—
Liabilities
Non–interest bearing deposits	$1,016,646	$1,016,646	$—	$—
Interest bearing deposits	3,319,643	—	3,328,701	—
Borrowings	587,473	—	601,168	—
Subordinated notes	58,566	—	57,628	—
Junior subordinated debentures issued to capital trusts	56,491	—	52,747	—
Interest payable	2,481	—	2,481	—

	December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$98,831	$98,831	$—	$—
Interest–earning time deposits	8,455	—	8,537	—
Investment securities, held to maturity	207,899	—	215,147	—
Loans held for sale	4,088	—	—	4,088
Loans (excluding loan level hedges), net	3,619,174	—	—	3,554,951
Stock in FHLB	22,447	—	22,447	—
Interest receivable	18,828	—	18,828	—
Liabilities
Non–interest bearing deposits	$709,760	$709,760	$—	$—
Interest bearing deposits	3,221,242	—	3,180,768	—
Borrowings	549,741	—	546,995	—
Junior subordinated debentures issued to capital trusts	56,311	—	51,809	—
Interest payable	3,062	—	3,062	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 15 – Accumulated Other Comprehensive Income

	September 30, 2020	December 31, 2019
Unrealized gain on securities available for sale	$38,530	$12,687
Unamortized loss on securities held to maturity, previously transferred from AFS	(167)	(107)
Unrealized loss on derivative instruments	(8,899)	(4,440)
Tax effect	(6,186)	(1,708)
Total accumulated other comprehensive income	$23,278	$6,432

Note 16 – Regulatory Capital
Horizon and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. These capital requirements implement changes arising from the Dodd–Frank Wall Street Reform and Consumer Protection Act and the U.S. Basel Committee on Banking Supervision’s capital framework (known as “Basel III”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, which if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective actions, the Company and Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off–balance–sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Company and Bank are subject to minimum regulatory capital requirements as defined and calculated in accordance with the Basel III–based regulations. As allowed under Basel III rules, the Company made the decision to opt–out of including accumulated other comprehensive income in regulatory capital. The minimum regulatory capital requirements are set forth in the table below.
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of September 30, 2020 and December 31, 2019, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the third quarter of 2020 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.
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
As of March 31, 2020, the Company and Bank elected the transition option of the 2019 CECL Rule which allows banking organizations to phase in over a three–year period the day–one adverse effects of CECL on their regulatory capital ratios.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon and the Bank’s actual and required capital ratios as of September 30, 2020 and December 31, 2019 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total capital (to risk–weighted assets)(1)
Consolidated	$640,728	14.38%	$356,455	8.00%	$467,847	10.50%	N/A	N/A
Bank	514,974	11.56%	356,383	8.00%	467,753	10.50%	$445,479	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	601,331	13.49%	267,456	6.00%	378,896	8.50%	N/A	N/A
Bank	475,588	10.67%	267,435	6.00%	378,866	8.50%	356,580	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	485,235	10.89%	200,510	4.50%	311,905	7.00%	N/A	N/A
Bank	475,588	10.67%	200,576	4.50%	312,007	7.00%	289,721	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	601,331	10.82%	222,304	4.00%	222,304	4.00%	N/A	N/A
Bank	475,588	8.57%	221,978	4.00%	221,978	4.00%	277,473	5.00%
December 31, 2019
Total capital (to risk–weighted assets)(1)
Consolidated	$548,364	13.95%	$314,395	8.00%	$412,644	10.500%	N/A	N/A
Bank	497,227	12.65%	314,452	8.00%	412,718	10.500%	$393,065	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	530,643	13.50%	235,796	6.00%	334,044	8.500%	N/A	N/A
Bank	479,506	12.20%	235,823	6.00%	334,082	8.500%	314,430	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	473,150	12.04%	176,846	4.50%	275,094	7.000%	N/A	N/A
Bank	479,506	12.20%	176,867	4.50%	275,126	7.000%	255,475	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	530,643	10.50%	202,111	4.00%	202,111	4.000%	N/A	N/A
Bank	479,506	9.49%	202,110	4.00%	202,110	4.000%	252,638	5.00%
(1) As defined by regulatory agencies

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 17 – Future Accounting Matters
FASB ASU No. 2019–12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The FASB has issued ASU No. 2019–12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740. The guidance also improves consistent application by clarifying and amending existing guidance from ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein and is to be applied on a retrospective, modified retrospective or prospective approach, depending on the specific amendment. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward–Looking Statements
This report contains certain forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp, Inc. (“Horizon” or the “Company”) and Horizon Bank (the “Bank”). Horizon intends such forward–looking statements to be covered by the safe harbor provisions for forward–looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Statements in this report should be considered in conjunction with the other information available about Horizon, including the information in the other filings we make with the Securities and Exchange Commission. The forward–looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “expect,” “estimate,” “project,” “intend,” “plan,” “believe,” “could,” “will” and similar expressions in connection with any discussion of future operating or financial performance. Although management believes that the expectations reflected in such forward–looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.
Actual results may differ materially, adversely or positively, from the expectations of the Company that are expressed or implied by any forward–looking statement. Risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward–looking statement include but are not limited to:
•economic conditions and their impact on Horizon and its customers;
•COVID–19 related impact on Horizon and its customers (See Part II, Item 1A. Risk Factors within this Report on Form 10–Q for additional details)
•changes in the level and volatility of interest rates, spreads on earning assets and interest–bearing liabilities, and interest rate sensitivity;
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
•legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd–Frank Act;
•the impact of whole or partial dismantling of provisions of the Dodd–Frank Act under the current federal administration, including the 2018 Economic Growth, Regulatory Relief, and Consumer Protection Act;
•the impact of the Basel III capital rules;
•changes in regulatory supervision and oversight, including monetary policy and capital requirements;

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
•changes in accounting policies or procedures as may be adopted and required by regulatory agencies;
•litigation, regulatory enforcement, tax, and legal compliance risk and costs, as applicable generally and specifically to the financial and fiduciary (generally and as an ESOP fiduciary) environment, especially if materially different from the amount we expect to incur or have accrued for, and any disruptions caused by the same;
•the effects and costs of governmental investigations or related actions by third parties;
•changes in the legal and regulatory and enforcement environment including financial, fiduciary (generally and as an ESOP fiduciary), and taxes and tariffs;
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
The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward–looking statements, whether written or oral, that may be made from time to time by us or on our behalf. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward-looking statements, see “Risk Factors” in Item 1A of Part I of our 2019 Annual Report on Form 10-K, in Part II, Item 1A of this Report on Form 10-Q, and in the subsequent reports we file with the SEC.
Overview
Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in northern and central Indiana and southern and central Michigan through its bank subsidiary. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was originally chartered as a national banking association in 1873 and has operated continuously since that time and converted to an Indiana state–chartered bank effective on June 23, 2017. The Bank is a full–service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. Upon approval of a name change by Horizon’s shareholders at the annual meeting on May 3, 2018, Horizon’s full corporate name became “Horizon Bancorp, Inc.”
On March 26, 2019, Horizon completed the acquisition of Salin Bancshares, Inc. (“Salin”), an Indiana corporation and Horizon Bank’s acquisition of Salin Bank and Trust Company (“Salin Bank”), an Indiana commercial bank and wholly–owned subsidiary of Salin, through mergers effective March 26, 2019. Under the terms of the Merger Agreement, shareholders of Salin received 23,907.5 shares of Horizon common stock and $87,417.17 in cash for each outstanding share of Salin common stock. Salin shares outstanding at the closing to be exchanged were 275, and the shares of Horizon common stock issued to Salin shareholders totaled 6,563,697. Based upon the March 25, 2019 closing price of $15.65 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction had an implied valuation of approximately $126.7 million.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
Third Quarter 2020 Highlights
•Earned net income of $20.3 million, or $0.46 diluted earnings per share, compared to $14.6 million, or $0.33 diluted earnings per share, for the second quarter of 2020 and $20.5 million, or $0.46 diluted earnings per share, for the third quarter of 2019.

•Grew pre–tax, pre–provision net income to $26.7 million for the quarter, compared to $23.7 million for the second quarter of 2020 and $24.9 million for the third quarter of 2019. This non–GAAP financial measure is utilized by banks to provide a greater understanding of pre–tax profitability before giving effect to credit loss expense. (See the “Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income” table below.)
•Reported return on average assets (“ROAA”) of 1.40% and return on average common equity (“ROACE”) of 12.08% in the quarter, as well as adjusted ROAA of 1.34% and adjusted ROACE of 11.55%, excluding the impact of gains on sale of investment securities, net of tax. (See the “Non–GAAP Reconciliation of Return on Average Assets and Return on Average Common Equity” tables below.)

•Increased the allowance for credit losses (“ACL”) 2.2% during the quarter and 218.8% year–to–date to $56.3 million at period end, representing 1.39% of total loans, reflecting implementation of the Current Expected Credit Losses (“CECL”) accounting method and prudent increases in the Company’s general reserves. ACL at period end also represented 1.51% of loans excluding $310.8 million in Federal Paycheck Protection Program (“PPP”) loans, and 192.1% of non–performing loans.

•Maintained solid asset quality metrics, including non–performing and delinquent loans representing 0.72% and 0.15% of total loans, respectively, at September 30, 2020, while net charge–offs were 0.02% of average loans for the period.

•COVID–19 deferral levels improved to 4.1% of total loans at period end, from 14.3% on June 30, 2020.
•Reported non–interest expense of $33.4 million, representing 2.30% of average assets on an annualized basis compared to 2.18% for the second quarter of 2020 and 2.34% for the third quarter of 2019.

•Improved the efficiency ratio in the period to 55.59% compared to 56.23% for the second quarter of 2020. (See the “Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio” tables below.)

•Generated record gain on mortgage loan sales of $8.8 million, up 33.1% from the linked quarter and 226.2% from the prior year period, and originated $207.1 million in mortgage loans during the quarter, down 18.1% from the record second quarter of 2020 and up 71.0% from the third quarter of 2019.

•Reported net interest margin of 3.39% and adjusted net interest margin of 3.27%, with each declining by 8 basis points from the second quarter of 2020. (See the “Non–GAAP Reconciliation of Net Interest Margin” table for the definition of this Non–GAAP calculation). An estimated 4 basis points of compression is attributed to PPP lending and an estimated 8 basis points of compression is attributed to subordinated notes during the quarter, for both net interest margin and adjusted net interest margin.

•Horizon's book value per share increased from $14.29 at December 31, 2019 to $15.28 at September 30, 2020.

•Horizon’s tangible book value per share increased from $10.63 at December 31, 2019 to $11.29 at September 30, 2020, which includes the accounting adjustment for CECL as of January 1, 2020. This represents the highest tangible book value per share in the Company’s history. (See the “Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share” tables below.)

•Maintained strong liquidity position including approximately $1.3 billion in cash and investment securities, which is approximately 22.4% of total assets, and approximately $928.0 million in unused availability on lines of credit, at September 30, 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
Coronavirus Update/Status
The coronavirus (“COVID–19”) pandemic has placed significant health, economic and other major pressure throughout the communities we serve, in the states of Indiana and Michigan, the United States and the entire world. We have implemented a number of procedures in response to the pandemic to support the safety and well–being of our employees, customers and shareholders that continue through the date of this report:
•Employees
◦Safety and well–being of employees and families is our first priority.
◦Implemented pandemic plan in March after completing test run in February 2020.
◦Installed sneeze guards, customer directional signage, implemented mask requirements, and continuing with sanitizing and social distancing protocols.
◦Steadily reducing percentage of employees working remotely from early second quarter peak.
◦Increased paid time off and sick time benefits.
•Consumers
◦100% of our branch locations are now open for walk–in traffic.
◦Installed nine additional Interactive Teller Machines (“ITMs”) staffed by remote video tellers.
◦Opened fourth call center location.
◦Payment relief
▪Approximately $8 million consumer and mortgage loans have been modified as of September 30, 2020, down from $63 million as of June 30, 2020.
▪Continued to provide new loans to qualified applicants.
▪Provided mortgage loan education programs.
▪Provided additional financial assistance in the form of fee waivers and a freeze on all debt collection activities.
•Businesses
◦Preferred SBA Lender
▪Active participant in all SBA loan programs (PPP, 7a, Express and 504).
◦Payment Relief Programs
▪Approximately $152 million in commercial loans with payment extensions as of September 30, 2020, down from $470 million as of June 30, 2020.
▪Processed and received approval for 2,438 PPP loans, funding approximately $310.9 million.
▪Continued to provide new loans to qualified applicants.
▪Began accepting PPP forgiveness applications on September 1, 2020.

•Communities
◦Increased volunteerism in support of local not–for–profit entities.
◦Contributed over $300,000 to COVID–19 related not–for–profit efforts (local food banks, United Way, housing).
◦Participated in community conference calls related to COVID–19.
◦Partnered with local neighborhood housing partnerships to provide funding for low to moderate income families.
◦Partnered with local Certified Development Corporations to provide capital to small businesses.
◦Supported flood victims in Midland, Michigan.

Financial Summary

	For the Three Months Ended
	September 30,	June 30,	September 30,
Net Interest Income and Net Interest Margin	2020	2020	2019
Net interest income	$43,397	$42,996	$43,463
Net interest margin	3.39%	3.47%	3.82%
Adjusted net interest margin	3.27%	3.35%	3.67%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019

	For the Three Months Ended
	September 30,	June 30,	September 30,
Asset Yields and Funding Costs	2020	2020	2019
Interest earning assets	3.90%	4.05%	4.87%
Interest bearing liabilities	0.67%	0.74%	1.35%

	For the Three Months Ended
Non–interest Income and Mortgage Banking Income	September 30,	June 30,	September 30,
	2020	2020	2019
Total non–interest income	$16,700	$11,125	$11,514
Gain on sale of mortgage loans	8,813	6,620	2,702
Mortgage servicing income net of impairment	(1,308)	(2,760)	444

	For the Three Months Ended
	September 30,	June 30,	September 30,
Non–interest Expense	2020	2020	2019
Total non–interest expense	$33,407	$30,432	$30,060
Annualized non–interest expense to average assets	2.30%	2.18%	2.34%

	At or for the Three Months Ended
Credit Quality	September 30,	June 30,	September 30,
	2020	2020	2019
Allowance for credit losses to total loans	1.39%	1.38%	0.49%
Non–performing loans to total loans	0.72%	0.70%	0.52%
Percent of net charge–offs to average loans outstanding for the period	0.02%	0.01%	0.02%

		CECL Adoption
Allowance for	December 31,		January 1,	Net Reserve Build			September 30,
Credit Losses	2019	Impact	2020	1Q20	2Q20	3Q20	2020
Commercial	$11,996	$13,618	$25,614	$6,936	$6,597	$648	$39,795
Retail Mortgage	923	4,048	4,971	683	178	(368)	5,464
Warehouse	1,077	—	1,077	(22)	135	60	1,250
Consumer	3,671	4,911	8,582	599	(260)	889	9,810
Allowance for Credit Losses (“ACL”)	$17,667	$22,577	$40,244	$8,196	$6,650	1,229	$56,319
ACL/Total Loans	0.49%		1.10%				1.39%

Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10–K for 2019 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019 accounting policies the allowance for loan losses, goodwill and intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.
Allowance for Credit Losses
The allowance for credit losses on loans and leases replaces the allowance for loan and leases losses as a critical accounting estimate, as of January 1, 2020 with the adoption of ASU 2016–13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

The allowance for credit losses is assessed at each balance sheet date and adjustments are recorded in the provision for credit losses. The allowance is estimated based on loan level characteristics using historical loss rates, a reasonable and supportable economic forecast. Loan losses are estimated using the fair value of collateral for collateral–dependent loans, or when the borrower is experiencing financial difficulty such that repayment of the loan is expected to be made through the operation or sale of the collateral. Loan balances considered uncollectible are charged–off against the ACL. Recoveries of amounts previously charged–off are credited to the ACL. PCD assets represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination at the acquisition date. At acquisition, the allowance for credit losses on PCD assets is booked directly the ACL. Any subsequent changes in the ACL on PCD assets is recorded through the provision for credit losses. Management believes that the ACL is adequate to absorb the expected life of loan credit losses on the portfolio of loans and leases as of the balance sheet date. Actual losses incurred may differ materially from our estimates. Particularly, the impact of COVID–19 on both borrower credit and the greater macroeconomic environment is uncertain and changes in the duration, spread and severity of the virus will affect our loss experience.
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2020, Horizon had core deposit intangibles of $23.9 million subject to amortization and $151.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID–19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the assessment, the Company determined that as of September 30, 2020 it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the COVID–19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
Mortgage Servicing Rights
Servicing assets are recognized as separate assets when rights are acquired through purchase or through the sale of financial assets on a servicing–retained basis. Capitalized servicing rights are amortized into non–interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated regularly for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying servicing rights by predominant characteristics, such as interest rates, original loan terms and whether the loans are fixed or adjustable rate mortgages. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market–based assumptions. When the book value of an individual stratum exceeds its fair value, an impairment reserve is recognized so that each individual stratum is carried at the lower of its amortized book value or fair value. In periods of falling market interest rates, accelerated loan prepayment can adversely affect the fair value of these mortgage–servicing rights relative to their book value. In the event that the fair value of these assets was to increase in the future, Horizon can recognize the increased fair value to the extent of the impairment allowance but cannot recognize an asset in excess of its amortized book value. Future changes in management’s assessment of the impairment of these servicing assets, as a result of changes in observable market data relating to market interest rates, loan prepayment speeds, and other factors, could impact Horizon’s financial condition and results of operations either positively or negatively.
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
Derivative Instruments
As part of the Company’s asset/liability management program, Horizon utilizes, from time–to–time, interest rate floors, caps or swaps to reduce the Company’s sensitivity to interest rate fluctuations. These are derivative instruments, which are recorded as assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of derivatives are reported in the consolidated income statements or other comprehensive income (“OCI”) depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for the hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.
Horizon’s accounting policies related to derivatives reflect the guidance in FASB ASC 815–10. Derivatives that qualify for the hedge accounting treatment are designated as either: a hedge of the fair value of the recognized asset or liability or of an unrecognized firm commitment (a fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). For fair value hedges, the cumulative change in fair value of both the hedge instruments and the underlying loans is recorded in non–interest income. For cash flow hedges, changes in the fair values of the derivative instruments are reported in OCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in OCI are reflected in the consolidated income statement in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, Horizon establishes the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized currently in the consolidated statements of income. Horizon excludes the time value expiration of the hedge when measuring ineffectiveness.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
Valuation Measurements
Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities, residential mortgage loans held for sale and derivatives are carried at fair value, as defined in FASB ASC 820, which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other post–retirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent, to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment speeds and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect Horizon’s results of operations.
Financial Condition
On September 30, 2020, Horizon’s total assets were $5.8 billion, an increase of approximately $543.3 million compared to December 31, 2019. The increase was primarily in net loans of $354.9 million, investment securities available for sale of $180.6 million and other assets of $25.5 million. These increases were offset by a decrease in investment securities held to maturity of $27.6 million.
Investment securities were comprised of the following as of (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$6,250	$6,239	$1,415	$1,413
State and municipal	651,256	678,459	396,931	405,768
Federal agency collateralized mortgage obligations	180,628	185,849	267,272	269,252
Federal agency mortgage–backed pools	127,802	132,472	145,623	146,572
Corporate notes	10,877	12,324	10,848	11,771
Total available for sale investment securities	$976,813	$1,015,343	$822,089	$834,776
Held to maturity
State and municipal	$165,858	$176,777	$190,767	$197,842
Federal agency collateralized mortgage obligations	2,839	2,906	4,560	4,568
Federal agency mortgage–backed pools	11,573	11,929	12,572	12,737
Total held to maturity investment securities	$180,270	$191,612	$207,899	$215,147
Investment securities available for sale increased $180.6 million since December 31, 2019 to $1.0 billion as of September 30, 2020. This increase was due to additional purchases to increase earning assets.
Gross loans increased $402.5 million since December 31, 2019 to $4.0 billion as of September 30, 2020. Commercial, mortgage warehouse and loans held for sale increased $275.0 million, $224.4 million and $9.0 million, respectively, offset by a decrease in residential mortgage and consumer loans of $95.5 million and $10.3 million, respectively. The majority of the increase in gross loans was due to the origination of approximately $310.8 million in PPP loans which are included in the commercial loan category.
Total deposits increased $405.3 million since December 31, 2019 to $4.3 billion as of September 30, 2020. This increase was primarily due to Federal stimulus payments to consumers and funds from the origination of PPP loans.
Total borrowings increased from $549.7 million as of December 31, 2019 to $587.5 million as of September 30, 2020. At September 30, 2020, the Company had $188.7 million in short-term funds borrowed compared to $398.8 million at December 31, 2019 as long–term funding provided opportunities to extend borrowings at lower rates. The Company also issued $60.0 million in subordinated notes during the second quarter of 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
Stockholders’ equity totaled $670.3 million at September 30, 2020 compared to $656.0 million at December 31, 2019. The increase in stockholders’ equity during the period was due to the generation of net income and an increase in accumulated other comprehensive income during the period, offset by the repurchase of outstanding stock, the impact of the adoption of ASU 2016–13 and dividends declared during the period. Book value per common share at September 30, 2020 increased to $15.28 compared to $14.59 at December 31, 2019.

Results of Operations
Overview
Consolidated net income for the three–month period ended September 30, 2020 was $20.3 million, or $0.46 diluted earnings per share, compared to $20.5 million, or $0.46 diluted earnings per share for the same period in 2019. The decrease in net income for the three–month period ended September 30, 2020 when compared to the same prior year period reflects an increase in non–interest expense of $3.3 million, an increase in credit loss expense of $1.7 million and an increase in income tax expense of $322,000, offset by an increase in non–interest income of $5.2 million. Excluding gain/loss on sale of investment securities and death benefit on bank owned life insurance (“adjusted net income”), adjusted net income for the third quarter of 2020 was $19.4 million, or $0.45 diluted earnings per share, compared to $20.3 million, or $0.45 diluted earnings per share for the third quarter of 2019.
Consolidated net income for the nine–month period ended September 30, 2020 was $46.6 million, or $1.06 diluted earnings per share, compared to $48.0 million, or $1.11 diluted earnings per share for the same period in 2019. The decrease in net income for the nine–month period ended September 30, 2020 when compared to the same prior year period reflects an increase in credit loss expense of $16.1 million and an increase in non–interest expense of $3.6 million, offset by an increase in net interest income of $8.0 million, an increase in non–interest income of $8.8 million and a decrease in tax expense of $1.5 million. Adjusted net income for the nine–month period ended September 30, 2020 was $45.0 million, or $1.02 diluted earnings per share, compared to $52.1 million, or $1.21 diluted earnings per share for the same period in 2019.
Net Interest Income
The largest component of net income is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on deposits and borrowings. Changes in the net interest income are the result of changes in volume and the net interest spread, which affects the net interest margin. Volume refers to the average dollar levels of interest–earning assets and interest–bearing liabilities. Net interest spread refers to the difference between the average yield on interest–earning assets and the average cost of interest–bearing liabilities. Net interest margin refers to net interest income divided by average interest–earning assets and is influenced by the level and relative mix of interest–earning assets and interest–bearing liabilities.
Net interest income during the three months ended September 30, 2020 was $43.4 million, a decrease of $66,000 from the $43.5 million earned during the same period in 2019. Yields on the Company’s interest–earning assets decreased by 97 basis points to 3.90% for the three months ended September 30, 2020 from 4.87% for the three months ended September 30, 2019. Interest income decreased $5.6 million from $55.7 million for the three months ended September 30, 2019 to $50.1 million for the same period in 2020. The decrease in interest income was due to a decrease in interest rates during the third quarter of 2020. Interest income from acquisition–related purchase accounting adjustments was $1.5 million for the three months ending September 30, 2020 compared to $1.7 million for the same period of 2019.
Rates paid on interest–bearing liabilities decreased by 68 basis points for the three–month period ended September 30, 2020 compared to the same period in 2019. Interest expense decreased $5.5 million when compared to the three–month period ended September 30, 2019 to $6.7 million for the same period in 2020. This decrease was due to lower rates paid on deposits and borrowings. The cost on average interest–bearing deposits decreased 72 basis points while the cost of average borrowings decreased 103 basis points. Average balances of interest–bearing deposits increased $201.6 million and average balances of borrowings increased $163.6 million for the three-month period ended September 30, 2020 when compared to the same period in 2019.
The net interest margin decreased 43 basis points from 3.82% for the three–month period ended September 30, 2019 to 3.39% for the same period in 2020. The decrease in the margin for the three–month period ended September 30, 2020

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019 compared to the same period in 2019 was due to a decrease in the yield of interest–earning assets, offset by a decrease in the cost of interest–bearing liabilities. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 3.27% for the three-month period ending September 30, 2020 compared to 3.67% for the same period in 2019.

The following are the average balance sheets for the three months ending (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Three Months Ended			Three Months Ended
		September 30, 2020			September 30, 2019
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$45,307	$12	0.11%	$18,133	$115	2.52%
	Interest earning deposits	28,428	53	0.74%	17,823	93	2.07%
	Investment securities – taxable	447,762	1,639	1.46%	478,764	2,949	2.44%
	Investment securities – non–taxable (1)	720,111	4,391	3.07%	462,997	3,099	3.36%
	Loans receivable (2) (3)	4,010,003	44,051	4.39%	3,646,268	49,455	5.41%
	Total interest earning assets	5,251,611	50,146	3.90%	4,623,985	55,711	4.87%
	Non–interest earning assets
	Cash and due from banks	94,039			66,970
	Allowance for credit losses	(55,271)			(18,277)
	Other assets	478,312			434,581
	Total average assets	$5,768,691			$5,107,259
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$3,334,436	$3,616	0.43%	$3,132,852	$9,109	1.15%
	Borrowings	577,447	1,662	1.15%	413,859	2,275	2.18%
	Subordinated notes	58,716	895	6.06%	—	—	—%
	Junior subordinated debentures issued to capital trusts	56,458	576	4.06%	54,433	864	6.30%
	Total interest bearing liabilities	4,027,057	6,749	0.67%	3,601,144	12,248	1.35%
	Non–interest bearing liabilities
	Demand deposits	996,427			818,164
	Accrued interest payable and other liabilities	76,410			47,181
	Stockholders’ equity	668,797			640,770
	Total average liabilities and stockholders’ equity	$5,768,691			$5,107,259

	Net interest income/spread		$43,397	3.23%		$43,463	3.52%
	Net interest income as a percent of average interest earning assets (1)			3.39%			3.82%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
The net interest margin was impacted during the second and third quarters of 2020 due to the PPP loans that were originated. Horizon estimates that the PPP loans compressed the net interest margin by 3 and 4 basis points for the second and third quarters, respectively. This assumes these PPP loans were not included in average interest earning assets or interest income and were primarily funded by the growth in non–interest bearing deposits. The compression to the net interest margin for the first nine months of 2020 using the same assumptions was estimated to be 3 basis points.

The net interest margin was also impacted during the second and third quarters of 2020 due to the issuance of $60.0 million in subordinated notes in June 2020. Horizon estimates that the subordinated notes compressed the net interest margin by 1 and 10 basis points for the second and third quarters, respectively. This assumes the subordinated notes were not included in average interest bearing liabilities or interest expense and were primarily offset by a reduction in cash. The compression to the net interest margin for the first nine months of 2020 using the same assumptions was estimated to be 4 basis points.
Net interest income during the nine months ended September 30, 2020 was $127.3 million, an increase of $8.0 million from the $119.3 million earned during the same period in 2019. Yields on the Company’s interest–earning assets decreased by 68 basis points to 4.13% for the nine months ended September 30, 2020 from 4.81% for the nine months ended September 30, 2019. Interest income decreased $2.8 million from $154.9 million for the nine months ended September 30, 2019 to $152.1 million for the same period in 2020. Average interest earning assets during the nine months ended September 30, 2020 increased $660.7 million to $5.0 billion compared to $4.4 billion during the nine months ended September 30, 2019. Interest income from acquisition–related purchase accounting adjustments was $4.5 million for both the nine months ending September 30, 2020 and 2019.
Rates paid on interest–bearing liabilities decreased by 55 basis points for the nine–month period ended September 30, 2020 compared to the same period in 2019. Interest expense decreased $10.8 million when compared to the nine–month period ended September 30, 2019 to $24.8 million for the same period in 2020. This decrease was due to lower rates paid on deposits and borrowings. The cost on average interest–bearing deposits decreased 50 basis points while the cost of average borrowings decreased 105 basis points. Average balances of interest–bearing deposits increased $362.2 million and average balances of borrowings increased $113.7 million for the nine–month period ended September 30, 2020 when compared to the same period in 2019.
The net interest margin decreased 24 basis points from 3.72% for the nine–month period ended September 30, 2019 to 3.48% for the same period in 2020. The decrease in the margin for the nine–month period ended September 30, 2020 compared to the same period in 2019 was due to a decrease in the yield of interest–earning assets, offset by a decrease in the cost of interest–bearing liabilities. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 3.36% for the nine–month period ending September 30, 2020 compared to 3.58% for the same period in 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
The following are the average balance sheets for the nine months ending (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Nine Months Ended			Nine Months Ended
		September 30, 2020			September 30, 2019
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$44,375	$125	0.38%	$14,778	$339	3.07%
	Interest earning deposits	25,083	216	1.15%	21,938	284	1.73%
	Investment securities – taxable	476,735	6,582	1.84%	469,330	8,929	2.54%
	Investment securities – non–taxable (1)	652,339	12,294	3.19%	423,141	8,520	3.37%
	Loans receivable (2) (3)	3,839,008	132,927	4.64%	3,447,654	136,862	5.32%
	Total interest earning assets	5,037,540	152,144	4.13%	4,376,841	154,934	4.81%
	Non–interest earning assets
	Cash and due from banks	85,511			58,890
	Allowance for credit losses	(42,864)			(18,053)
	Other assets	469,509			405,923
	Total average assets	$5,549,696			$4,823,601
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$3,286,648	$15,838	0.64%	$2,924,433	$24,923	1.14%
	Borrowings	576,288	5,974	1.38%	462,575	8,391	2.43%
	Subordinated debentures	21,218	953	6.00%	—	—	—%
	Junior subordinated debentures issued to capital trusts	56,398	2,061	4.88%	48,666	2,348	6.45%
	Total interest bearing liabilities	3,940,552	24,826	0.84%	3,435,674	35,662	1.39%
	Non–interest bearing liabilities
	Demand deposits	879,840			760,717
	Accrued interest payable and other liabilities	69,026			37,444
	Stockholders’ equity	660,278			589,766
	Total average liabilities and stockholders’ equity	$5,549,696			$4,823,601
	Net interest income/spread		$127,318	3.29%		$119,272	3.42%
	Net interest income as a percent of average interest earning assets (1)			3.48%			3.72%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
Credit Loss Expense

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio. During the three–month period ended September 30, 2020, a provision of $2.1 million was required to reflect the nature of our loan portfolios and general characteristics of certain loan pools compared to $376,000 for the same period of 2019. During the three–month period ended September 30, 2020, commercial loan net charge–offs were $488,000, residential mortgage loan net charge–offs were $136,000 and consumer loan net charge–offs were $199,000.

During the nine–month period ended September 30, 2020, a provision of $17.7 million was required to reflect the nature of our loan portfolios and general characteristics of certain loan pools compared to $1.6 million for the same period of 2019. During the nine–month period ended September 30, 2020, commercial loan net charge–offs were $474,000, residential mortgage loan net charge–offs were $177,000 and consumer loan net charge–offs were $983,000.

The ACL balance at September 30, 2020 was $56.3 million, or 1.39% of total loans. This compares to an ACL balance of $17.7 million at December 31, 2019 or 0.49% of total loans.

As of September 30, 2020, non–performing loans totaled $29.3 million, which reflects a 14 basis point increase in non–performing loans to total loans, or an $8.1 million increase from $21.2 million in non–performing loans as of December 31, 2019. Non–performing commercial loans increased by $8.8 million, non–performing real estate loans decreased by $675,000 and non–performing consumer loans decreased by $18,000 at September 30, 2020 compared to December 31, 2019.
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At September 30, 2020, the Bank modified loans totaling $160.1 million which qualify for treatment under the CARES Act. The following is a summary of loan modifications related to the COVID–19 pandemic by type of loan.

Type of Loan	#	Net Balance	% of Total Modifications	% of Portfolio
Commercial	61	$152.0	94.9%	6.5%
Mortgage (Retained Only)	24	$6.6	4.1%	1.0%
Indirect Auto	16	$0.4	0.3%	0.1%
Consumer Direct	14	$0.5	0.3%	0.7%
Consumer Revolving	10	$0.6	0.4%	0.3%
Total	125	$160.1	100.0%	4.1%

Mortgage (Serviced Only)	162
Other Real Estate Owned (“OREO”) and repossessed assets totaled $2.3 million at September 30, 2020 compared to $3.7 million at December 31, 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
Non–interest Income
The following is a summary of changes in non–interest income for the three months ending September 30, 2020 and 2019 (table dollar amounts in thousands):

	Three Months Ended
	September 30,		Amount	Percent
	2020	2019	Change	Change
Non–interest Income
Service charges on deposit accounts	$2,154	$2,836	$(682)	(24.0)%
Wire transfer fees	298	189	109	57.7%
Interchange fees	2,438	2,138	300	14.0%
Fiduciary activities	2,105	1,834	271	14.8%
Gain (loss) on sale of investment securities	1,088	—	1,088	100.0%
Gain on sale of mortgage loans	8,813	2,702	6,111	226.2%
Mortgage servicing net of impairment	(1,308)	444	(1,752)	-394.6%
Increase in cash surrender value of bank owned life insurance	566	556	10	1.8%
Death benefit on bank owned life insurance	31	213	(182)	0.0%
Other income	515	602	(87)	(14.5)%
Total non–interest income	$16,700	$11,514	$5,186	45.0%
Total non–interest income was $5.2 million higher during the third quarter of 2020 compared to the same period of 2019. Residential mortgage loan activity during the third quarter of 2020 generated $8.8 million of income from the gain on sale of mortgage loans, up from $2.7 million for the same period in 2019 due to a higher volume of loans sold and an increase in the percentage gain on loans sold. Mortgage servicing rights, net of impairment, decreased $1.8 million during the third quarter of 2020 compared to the same period of 2019 primarily due to an impairment charge of $1.5 million recorded during the third quarter of 2020. Service charges on deposit accounts, death benefit on bank owned life insurance and other income decreased $682,000, $182,000, and $87,000, respectively, when comparing the third quarter of 2020 to the same period of 2019.
The following is a summary of changes in non–interest income for the nine months ending September 30, 2020 and 2019 (table dollar amounts in thousands):

	Nine Months Ended
	September 30,		Amount	Percent
	2020	2019	Change	Change
Non–interest Income
Service charges on deposit accounts	$6,488	$7,193	$(705)	(9.8)%
Wire transfer fees	699	474	225	47.5%
Interchange fees	6,661	5,659	1,002	17.7%
Fiduciary activities	6,398	5,986	412	6.9%
Gain on sale of investment securities	1,675	(85)	1,760	-2,070.6%
Gain on sale of mortgage loans	18,906	6,089	12,817	210.5%
Mortgage servicing net of impairment	(4,043)	1,620	(5,663)	-349.6%
Increase in cash surrender value of bank owned life insurance	1,677	1,624	53	3.3%
Death benefit on bank owned life insurance	264	580	(316)	(54.5)%
Other income	1,163	1,984	(821)	(41.4)%
Total non–interest income	$39,888	$31,124	$8,764	28.2%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
Total non–interest income was $8.8 million higher for the nine–month period ended September 30, 2020 compared to the same period of 2019. Residential mortgage loan activity during the nine–month period ended September 30, 2020 generated $18.9 million of income from the gain on sale of mortgage loans, up from $6.1 million for the same period in 2019 due to a higher volume of loans sold and an increase in the percentage gain on loans sold. Mortgage servicing rights, net of impairment, decreased $5.7 million during the nine–month period ended September 30, 2020 compared to the same period of 2019 primarily due to an impairment charge of $4.7 million recorded during 2020.
Non–interest Expense
The following is a summary of changes in non–interest expense for the three months ending September 30, 2020 and 2019 (table dollar amounts in thousands):

	Three Months Ended
	September 30,			September 30,
	2020			2019			Adjusted
	Actual	Merger Expenses	Adjusted	Actual	Merger Expenses	Adjusted	Amount Change	Percent Change
Non–interest Expense
Salaries and employee benefits	$18,832	$—	$18,832	$16,948	$—	$16,948	$1,884	11.1%
Net occupancy expenses	3,107	—	3,107	3,131	—	3,131	(24)	(0.8)%
Data processing	2,237	—	2,237	2,140	—	2,140	97	4.5%
Professional fees	688	—	688	335	—	335	353	105.4%
Outside services and consultants	1,561	—	1,561	1,552	—	1,552	9	0.6%
Loan expense	2,876	—	2,876	2,198	—	2,198	678	30.8%
FDIC deposit insurance	570	—	570	(273)	—	(273)	843	-308.8%
Other losses	114	—	114	90	—	90	24	26.7%
Other expenses	3,422	—	3,422	3,939	—	3,939	(517)	(13.1)%
Total non–interest expense	$33,407	$—	$33,407	$30,060	$—	$30,060	$3,347	11.1%
Annualized Non–interest Exp. to Avg. Assets	2.30%		2.30%	2.34%		2.34%
Total non–interest expense was $3.3 million higher for the third quarter of 2020 when compared to the third quarter of 2019. Increases in salaries and employee benefits, FDIC deposit insurance, loan expense and professional fees were offset in part by a decrease in other expense.
Annualized non–interest expense as a percent of average assets were 2.30% and 2.34% for the three months ended September 30, 2020 and 2019, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
The following is a summary of changes in non–interest expense for the nine months ending September 30, 2020 and 2019 (table dollar amounts in thousands):

	Nine Months Ended
	September 30,			September 30,
	2020			2019			Adjusted
	Actual	Merger Expenses	Adjusted	Actual	Merger Expenses	Adjusted	Amount Change	Percent Change
Non–interest Expense
Salaries and employee benefits	$51,052	$—	$51,052	$48,365	$(484)	$47,881	$3,171	6.6%
Net occupancy expenses	9,549	—	9,549	9,051	(75)	8,976	573	6.4%
Data processing	7,074	—	7,074	6,245	(360)	5,885	1,189	20.2%
Professional fees	1,742	—	1,742	1,426	(392)	1,034	708	68.5%
Outside services and consultants	5,235	—	5,235	6,737	(2,466)	4,271	964	22.6%
Loan expense	7,667	—	7,667	6,195	(2)	6,193	1,474	23.8%
FDIC deposit insurance	955	—	955	252	—	252	703	279.0%
Other losses	427	—	427	363	(71)	292	135	46.2%
Other expenses	11,287	—	11,287	12,748	(1,800)	10,948	339	3.1%
Total non–interest expense	$94,988	$—	$94,988	$91,382	$(5,650)	$85,732	$9,256	10.8%
Annualized Non–interest Exp. to Avg. Assets	2.29%		2.29%	2.53%		2.38%
Total non–interest expense was $3.6 million higher for the nine-month period ended September 30, 2020 when compared to the same period of 2019. Increases in salaries and employee benefits, loan expense, data processing FDIC deposit insurance and net occupancy expenses were offset in part by decreases in outside services and consultants and other expense. Excluding merger expenses, total non–interest expense increased by $9.3 million for the nine-month period ended September 30, 2020 when compared to the same period of 2019. This increase was primarily related to the closing of the Salin Bancshares, Inc. merger on March 26, 2019 and the related increase in costs.
Income Taxes
Income tax expense totaled $4.3 million for the third quarter of 2020 an increase of $322,000 when compared to the third quarter of 2019. The decrease in income tax expense in the third quarter of 2020 compared to the third quarter of 2019 was primarily due to a decrease in income before taxes of $97,000.
Income tax expense totaled $7.9 million for the nine-month period ended September 30, 2020, a decrease of $1.5 million when compared to the same period of 2019. The decrease in income tax expense was due to a decrease in income before taxes of $2.9 million in addition to an increase in tax–exempt municipal interest income.
Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At September 30, 2020, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $928.0 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $517.1 million at December 31, 2019. The Bank had approximately $517.2 million of unpledged investment securities at September 30, 2020 compared to $807.4 million at December 31, 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2020. Stockholders’ equity totaled $670.3 million as of September 30, 2020, compared to $656.0 million as of December 31, 2019. For the nine months ended September 30, 2020, the ratio of average stockholders’ equity to average assets was 11.90% compared to 12.28% for the twelve months ended December 31, 2019. The increase in stockholders’ equity during the period was the result of the net income and the increase in accumulated other comprehensive income, offset by the repurchase of outstanding stock, the impact of the adoption of ASU 2016–13 and dividends declared.
Horizon declared common stock dividends in the amount of $0.36 per share during the first nine months of 2020 and $0.34 per share for the same period of 2019. The dividend payout ratio (dividends as a percent of basic earnings per share) was 34.0% and 30.5% for the first nine months of 2020 and 2019, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2019.
Use of Non–GAAP Financial Measures
Certain information set forth in this quarterly report on Form 10–Q refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non–GAAP financial measures relating to net income, diluted earnings per share, net interest margin, the allowance for credit losses, tangible stockholders’ equity, tangible book value per share, the return on average assets, the return on average common equity, and pre–tax pre–provision net income. In each case, we have identified special circumstances that we consider to be adjustments and have excluded them, to show the impact of such events as acquisition–related purchase accounting adjustments, among others we have identified in our reconciliations. Horizon believes that these non–GAAP financial measures are helpful to investors and provide a greater understanding of our business without giving effect to the purchase accounting impacts and other adjustments. These measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure. See the tables and other information below and contained elsewhere in this Report on Form 10–Q for reconciliations of the non–GAAP figures identified herein and their most comparable GAAP measures.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2020	2020	2020	2019	2019	2020	2019
Net income as reported	$20,312	$14,639	$11,655	$18,543	$20,537	$46,606	$47,995
Merger expenses	—	—	—	—	—	—	5,650
Tax effect	—	—	—	—	—	—	(987)
Net income excluding merger expenses	20,312	14,639	11,655	18,543	20,537	46,606	52,658
(Gain)/loss on sale of investment securities	(1,088)	(248)	(339)	(10)	—	(1,675)	85
Tax effect	228	52	71	2	—	352	(18)
Net income excluding (gain)/loss on sale of investment securities	19,452	14,443	11,387	18,535	20,537	45,283	52,725
Death benefit on bank owned life insurance (“BOLI”)	(31)	—	(233)	—	(213)	(264)	(580)
Net income excluding death benefit on BOLI	19,421	14,443	11,154	18,535	20,324	45,019	52,145
Adjusted net income	$19,421	$14,443	$11,154	$18,535	$20,324	$45,019	$52,145

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019

Non–GAAP Reconciliation of Diluted Earnings per Share
(Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2020	2020	2020	2019	2019	2020	2019
Diluted earnings per share (“EPS”) as reported	$0.46	$0.33	$0.26	$0.41	$0.46	$1.06	$1.11
Merger expenses	—	—	—	—	—	—	0.13
Tax effect	—	—	—	—	—	—	(0.02)
Diluted EPS excluding merger expenses	0.46	0.33	0.26	0.41	0.46	1.06	1.22
(Gain)/loss on sale of investment securities	(0.02)	(0.01)	(0.01)	—	—	(0.04)	—
Tax effect	0.01	—	—	—	—	0.01	—
Diluted EPS excluding (gain)/loss on investment securities	0.45	0.32	0.25	0.41	0.46	1.03	1.22
Death benefit on BOLI	—	—	(0.01)	—	(0.01)	(0.01)	(0.01)
Diluted EPS excluding death benefit on BOLI	0.45	0.32	0.24	0.41	0.45	1.02	1.21
Adjusted Diluted EPS	$0.45	$0.32	$0.24	$0.41	$0.45	$1.02	$1.21

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2020	2020	2020	2019	2019	2020	2019
Pre–tax income	$24,638	$16,632	$13,239	$22,463	$24,541	$54,509	$57,378
Credit loss expense	2,052	7,057	8,600	340	376	17,709	1,636
Pre–tax, pre–provision net income	$26,690	$23,689	$21,839	$22,803	$24,917	$72,218	$59,014
Pre–tax, pre–provision net income	$26,690	$23,689	$21,839	$22,803	$24,917	$72,218	$59,014
Merger expenses	—	—	—	—	—	—	5,650
(Gain)/loss on sale of investment securities	(1,088)	(248)	(339)	(10)	—	(1,675)	85
Death benefit on bank owned life insurance	(31)	—	(233)	—	(213)	(264)	(580)
Adjusted pre–tax, pre–provision net income	$25,571	$23,441	$21,267	$22,793	$24,704	$70,279	$64,169

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2020	2020	2020	2019	2019	2020	2019
Net interest income as reported	$43,397	$42,996	$40,925	$41,519	$43,463	$127,318	$119,272
Average interest earning assets	5,251,611	5,112,636	4,746,202	4,748,217	4,623,985	5,037,540	4,376,841
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	3.39%	3.47%	3.56%	3.58%	3.82%	3.48%	3.72%
Net interest income as reported	$43,397	$42,996	$40,925	$41,519	$43,463	$127,318	$119,272
Acquisition–related purchase accounting adjustments (“PAUs”)	(1,488)	(1,553)	(1,434)	(1,042)	(1,739)	(4,475)	(4,548)
Adjusted net interest income	$41,909	$41,443	$39,491	$40,477	$41,724	$122,843	$114,724
Adjusted net interest margin	3.27%	3.35%	3.44%	3.49%	3.67%	3.36%	3.58%

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)
	September 30,	June 30,	March 31,	December 31,	September 30,
	2020	2020	2020	2019	2019
Total stockholders’ equity	$670,293	$652,206	$630,842	$656,023	$642,711
Less: Intangible assets	175,107	176,020	176,961	177,917	178,896
Total tangible stockholders’ equity	$495,186	$476,186	$453,881	$478,106	$463,815
Common shares outstanding	43,874,353	43,821,878	43,763,623	44,975,771	44,969,021
Book value per common share	$15.28	$14.88	$14.41	$14.59	$14.29
Tangible book value per common share	$11.29	$10.87	$10.37	$10.63	$10.31

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2020	2020	2020	2019	2019	2020	2019
Non–interest expense as reported	$33,407	$30,432	$31,149	$30,650	$30,060	$94,988	$91,382
Net interest income as reported	43,397	42,996	40,925	41,519	43,463	127,318	119,272
Non–interest income as reported	$16,700	$11,125	$12,063	$11,934	$11,514	$39,888	$31,124
Non–interest expense/(Net interest income + Non–interest income) ("Efficiency Ratio")	55.59%	56.23%	58.79%	57.34%	54.68%	56.81%	60.76%

Non–interest expense as reported	$33,407	$30,432	$31,149	$30,650	$30,060	$94,988	$91,382
Merger expenses	—	—	—	—	—	—	(5,650)
Non–interest expense excluding merger expenses	33,407	30,432	31,149	30,650	30,060	94,988	85,732
Net interest income as reported	43,397	42,996	40,925	41,519	43,463	127,318	119,272
Non–interest income as reported	16,700	11,125	12,063	11,934	11,514	39,888	31,124
(Gain)/loss on sale of investment securities	(1,088)	(248)	(339)	(10)	—	(1,675)	85
Death benefit on bank owned life insurance ("BOLI")	(31)	—	(233)	—	(213)	(264)	(580)
Non–interest income excluding (gain)/loss on sale of investment securities and death benefit on BOLI	$15,581	$10,877	$11,491	$11,924	$11,301	$37,949	$30,629
Adjusted efficiency ratio	56.64%	56.49%	59.43%	57.35%	54.89%	57.48%	57.19%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2020	2020	2020	2019	2019	2020	2019
Average assets	$5,768,691	$5,620,695	$5,257,332	$5,250,574	$5,107,259	$5,549,696	$4,823,601
Return on average assets ("ROAA") as reported	1.40%	1.05%	0.89%	1.40%	1.60%	1.12%	1.33%
Merger expenses	—	—	—	—	—	—	0.16
Tax effect	—	—	—	—	—	—	(0.03)
ROAA excluding merger expenses	1.40	1.05	0.89	1.40	1.60	1.12	1.46
(Gain)/loss on sale of investment securities	(0.08)	(0.02)	(0.03)	—	—	(0.04)	—
Tax effect	0.02	—	0.01	—	—	0.01	—
ROAA excluding (gain)/loss on sale of investment securities	1.34	1.03	0.87	1.40	1.60	1.09	1.46
Death benefit on bank owned life insurance ("BOLI")	—	—	(0.02)	—	(0.02)	(0.01)	(0.02)
ROAA excluding death benefit on BOLI	1.34	1.03	0.85	1.40	1.58	1.08	1.44
Adjusted ROAA	1.34%	1.03%	0.85%	1.40%	1.58%	1.08%	1.44%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2020 and 2019

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2020	2020	2020	2019	2019	2020	2019
Average common equity	$668,797	$649,490	$667,588	$653,071	$640,770	$660,278	$589,766
Return on average common equity ("ROACE") as reported	12.08%	9.07%	7.02%	11.26%	12.72%	9.43%	10.88%
Merger expenses	—	—	—	—	—	—	1.28
Tax effect	—	—	—	—	—	—	(0.22)
ROACE excluding merger expenses	12.08	9.07	7.02	11.26	12.72	9.43	11.94
(Gain)/loss on sale of investment securities	(0.65)	(0.15)	(0.20)	(0.01)	—	(0.34)	0.02
Tax effect	0.14	0.03	0.04	—	—	0.07	—
ROACE excluding (gain)/loss on sale of investment securities	11.57	8.95	6.86	11.25	12.72	9.16	11.96
Death benefit on bank owned life insurance ("BOLI")	(0.02)	—	(0.14)	—	(0.13)	(0.05)	(0.13)
ROACE excluding death benefit on BOLI	11.55	8.95	6.72	11.25	12.59	9.11	11.83
Adjusted ROACE	11.55%	8.95%	6.72%	11.25%	12.59%	9.11%	11.83%

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon’s 2019 Annual Report on Form 10–K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2019 Annual Report on Form 10–K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2020, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2020, Horizon adopted ASU No. 2016–13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Horizon implemented changes to the policies, process, and controls

HORIZON BANCORP, INC. AND SUBSIDIARIES
over the estimation of the allowance for credit losses to support the adoption of ASU 2016–13. Many controls under this new standard mirror controls under the prior GAAP methodology. New controls were established over the review of economic forecasting projections obtained from independent third parties. Except as related to the adoption of ASU 2016–13, there were no changes in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 1.    LEGAL PROCEEDINGS
Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.    RISK FACTORS
The disclosures below supplement the risk factors previously disclosed under Item 1A. of the Company’s 2019 Annual Report on Form 10–K.
The COVID–19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID–19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID–19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID–19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10–K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding operations, interest rate risk, human capital and self–insurance, as described in more detail below.
•Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID–19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID–19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID–19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended.
•Strategic Risk – Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various responses of governmental and nongovernmental authorities. In recent weeks, the COVID–19 pandemic has significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID–19.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID–19 on economic activity could negatively affect the future banking products we provide, including a decline in originating of loans.
•Operational Risk – Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations and financial results. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID–19, we have modified our business practices with a portion of our employees working remotely from other locations and their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work–from–home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.
Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third–party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations and financial results.
•Interest Rate Risk – Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID–19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID–19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest earning assets and interest bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.
In addition, the United States Government and its related entities are incurring unprecedented debt levels in support of the United States Economy. This level of debt may not be sustainable, may cause inflationary pressures and increases risks to fund the balance sheet if international investors elect to no longer purchase United States Treasuries.
Because there have been no recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID–19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
31.1	Certification of Craig M. Dwight	Attached
31.2	Certification of Mark E. Secor	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

November 2, 2020	/s/ Craig M. Dwight
Date	Craig M. Dwight
Chief Executive Officer

November 2, 2020	/s/ Mark E. Secor
Date	Mark E. Secor
Chief Financial Officer