Form 10-K
period 2020-12-31
HORIZON BANCORP INC /IN/
filed 2021-02-26
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes–Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non–affiliates of the registrant, based on the last sale price of such stock as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $417.7 million.
As of February 25, 2021, the registrant had 43,919,098 shares of common stock outstanding.
Documents Incorporated by Reference

Document	Part of Form 10–K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 6, 2021 annual meeting of shareholders	Part III

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
FORWARD–LOOKING STATEMENTS
A cautionary note about forward-looking statements: In addition to historical information, information included and incorporated by reference in this Annual Report on Form 10–K contains certain “forward–looking statements” within the meaning of the federal securities laws. Horizon Bancorp, Inc. (“Horizon”) intends such forward–looking statements to be covered by the safe harbor provisions for forward–looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of invoking those safe–harbor provisions. Forward–looking statements can include statements about estimated cost savings, plans and objectives for future operations and expectations about Horizon’s financial and business performance as well as economic and market conditions. They often can be identified by the use of words such as “expect,” “may,” “likely,” “could,” “should,” “will,” “intend,” “project,” “estimate,” “believe,” “anticipate,” “seek,” “plan,” “goals,” “strategy,” “future” and variations of such words and similar expressions.
Horizon may include forward-looking statements in filings it makes with the Securities and Exchange Commission (“SEC”), such as this Form 10–K, in other written materials, and in oral statements made by senior management to analysts, investors, representatives of the media and others. Horizon intends that these forward–looking statements speak only as of the date they are made, and Horizon undertakes no obligation to update any forward–looking statement to reflect events or circumstances after the date on which the forward–looking statement is made or to reflect the occurrence of unanticipated events.
Although management believes that the expectations reflected in forward–looking statements are reasonable, actual results may differ materially, whether adversely or positively, from the expectations of Horizon that are expressed or implied by any forward–looking statement. Risks, uncertainties, and factors that could cause Horizon’s actual results to vary materially from those expressed or implied by any forward–looking statement include but are not limited to the following:
•COVID–19 related impact on Horizon and its customers, employees and vendors, which may depend on several factors, including the scope and continued duration of the pandemic, its influence on the financial markets, long–term and post–pandemic changes in the banking preferences and behaviors of customers, supply chain risks to the bank and its customers and actions taken by governmental authorities and other third parties in response to the pandemic;
•economic conditions and their impact on Horizon and its customers, including local and global economic recovery from the pandemic;
•changes to government regulations, including the CARES Act on the accounting for modified loans;
•changes in the level and volatility of interest rates, spreads on earning assets and interest bearing liabilities, and interest rate sensitivity;
•the effect of low interest rates on net interest rate margin and their impact on mortgage loan volumes and the outflow of deposits;
•loss of key Horizon personnel;
•increases in disintermediation, as new technologies allow consumers to complete financial transactions without the assistance of banks, which may have been accelerated by the pandemic;
•potential loss of fee income, including interchange fees, as new and emerging alternative payment platforms (e.g., Apple Pay or Bitcoin) take a greater market share of the payment systems;
•estimates of fair value of certain of Horizon’s assets and liabilities;
•volatility and disruption in financial markets;
•prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;
•sources of liquidity;
•potential risk of environmental liability related to lending and acquisition activities;
•changes in the competitive environment in Horizon’s market areas and among other financial service providers;

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
•legislation and/or regulation affecting the financial services industry as a whole, and Horizon and its subsidiaries in particular;
•changes in regulatory supervision and oversight, including monetary policy and capital requirements;
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
•the rising costs of effective cybersecurity;
•containing costs and expenses;
•the ability of the U.S. federal government to manage federal debt limits;
•the potential influence on the U.S. financial markets and economy from the effects of climate change and social justice initiatives;
•the potential influence on the U.S. financial markets and economy from material changes outside the U.S. or in overseas relations, including changes in U.S. trade relations related to imposition of tariffs, Brexit, and the phase out of the London Interbank Offered Rate (“LIBOR”) according to regulatory guidance;
•the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings;
You are cautioned that actual results may differ materially from those contained in the forward–looking statements. The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10–K lists some of the factors that could cause Horizon’s actual results to vary materially from those expressed in or implied by any forward–looking statements. We direct your attention to this discussion.
Other risks and uncertainties that could affect Horizon’s future performance are set forth below in Item 1A, “Risk Factors.”

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
PART I
ITEM1. BUSINESS
The disclosures in this Item 1 are qualified by the disclosures below in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other cautionary statements set forth elsewhere in this Annual Report on Form 10–K.
General
Horizon Bancorp, Inc. (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in northern and central Indiana and southern and central Michigan through its bank subsidiary, Horizon Bank (“Horizon Bank” or the “Bank”) and other affiliated entities and Horizon Risk Management, Inc. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. Horizon Bank (formerly known as “Horizon Bank, N.A.”) was founded in 1873 as a national association, and it remained a national association until its conversion to an Indiana commercial bank effective June 23, 2017. The Bank is a full–service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly–owned subsidiary of Horizon.
Over the last 20 years, Horizon has expanded its geographic reach and experienced financial growth through a combination of both organic expansion and mergers and acquisitions. Horizon’s initial operations focused on northwest Indiana, but since then, the Company has developed a presence in new markets in southern and central Michigan and northeastern and central Indiana. The most recent material expansions through acquisitions are described below.
On March 26, 2019, Horizon completed the acquisition of Salin Bancshares, Inc. (“Salin”), an Indiana corporation, and Horizon Bank’s acquisition of Salin Bank and Trust Company (“Salin Bank”), an Indiana commercial bank and wholly–owned subsidiary of Salin, through mergers effective March 26, 2019. Under the terms of the Merger Agreement, shareholders of Salin received 23,907.5 shares of Horizon common stock and $87,417.17 in cash for each outstanding share of Salin common stock. Salin shares outstanding at the closing to be exchanged were 275, and the shares of Horizon common stock issued to Salin shareholders totaled 6,563,697. The Salin shareholders received cash in lieu of fractional shares. Based upon the March 25, 2019 closing price of $15.65 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction had an implied valuation of approximately $126.7 million. As a result of the acquisition, the Company was able to increase its loan and deposit base and reduce costs through economies of scale. This acquisition brought Horizon a greater presence in central Indiana, including Indianapolis and Columbus, and northeastern Indiana, including Fort Wayne.
On October 17, 2017, Horizon completed the acquisition of Wolverine Bancorp, Inc., a Maryland corporation (“Wolverine”) and Horizon Bank’s acquisition of Wolverine Bank, a federally–chartered savings bank and wholly–owned subsidiary of Wolverine, through mergers effective October 17, 2017. Under the terms of the Merger Agreement, shareholders of Wolverine received 1.5228 shares of Horizon common stock and $14.00 in cash for each outstanding share of Wolverine common stock. Wolverine shares outstanding at the closing to be exchanged were 2,129,331, and the shares of Horizon common stock issued to Wolverine shareholders totaled 3,241,045. Based upon the October 16, 2017 closing price of $19.37 per share of Horizon common stock immediately prior to the effectiveness of the merger, less the consideration used to pay off Wolverine Bancorp’s ESOP loan receivable, the transaction had an implied valuation of approximately $93.8 million. As a result of the acquisition, the Company was able to increase its loan and deposit base and reduce costs through economies of scale. This acquisition extended Horizon's reach into Michigan, including Midland and Troy.
On September 1, 2017, Horizon completed the acquisition of Lafayette Community Bancorp, an Indiana corporation (“Lafayette”) and the Bank’s acquisition of Lafayette Community Bank, a state–chartered bank and wholly–owned subsidiary of Lafayette, through mergers effective September 1, 2017. Under the terms of the Merger Agreement, shareholders of Lafayette received 0.8817 shares of Horizon common stock and $1.73 in cash for each outstanding share of Lafayette common stock. Lafayette shareholders owning fewer than 100 shares of common stock received $17.25 in cash for each common share. Lafayette shares outstanding at the closing to be exchanged were 1,856,679, and the shares of Horizon common stock issued to Lafayette shareholders totaled 1,636,888. Based

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
upon the August 31, 2017 closing price of $17.45 per share of Horizon common stock immediately prior to the effectiveness of the merger, the transaction has an implied valuation of approximately $34.5 million. As a result of the acquisition, the Company was able to increase its loan and deposit base and reduce costs through economies of scale. This acquisition expanded Horizon's central Indiana presence, adding Lafayette and West Lafayette.
The Bank maintains 73 full service offices. At December 31, 2020, the Bank had total assets of $5.9 billion and total deposits of $4.5 billion. The Bank has wholly–owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”), Horizon Grantor Trust and Wolverine Commercial Holdings, LLC. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain life insurance products through a third party. Horizon Grantor Trust holds title to certain company owned life insurance policies. Wolverine Commercial Holdings, LLC currently holds one piece of property but does not otherwise engage in significant business activities.
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
The business of Horizon is not seasonal to any material degree. No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2020, revenues from loans accounted for 67.8% of the total consolidated revenue, and revenues from investment securities accounted for 9.7% of total consolidated revenue.
Available Information
The Company’s Internet address is www.horizonbank.com. The Company makes available, free of charge through the “About Us – Investor Relations – Documents – SEC Filings” section of its Internet website, copies of the Company’s Annual Report on Form 10–K, Quarterly Reports on Form 10–Q, Current Reports on Form 8–K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after those reports are filed with or furnished to the SEC.
Employees and Human Capital Resources
We believe that the foundation of our success in the banking business lies with the quality of our employees, the development of our employees' skills and career goals, and our ability to provide a comprehensive rewarding experience and work environment. We encourage and support the development of our employees and, wherever possible, strive to fill positions from within the organization. As of December 31, 2020, the Bank had 761 full–time and 54 part–time employees.
Competition
Horizon faces a high degree of competition in all of its primary markets. The Bank’s primary market consists of areas throughout the northern and central regions of the state of Indiana along with the southern and central regions of the state of Michigan. The Bank’s primary market is further defined by the Indiana and Michigan counties identified below. The Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions and other non–bank and digital financial service providers. In addition, Financial Technology, or FinTech, start–ups are emerging in key banking areas. To a more moderate extent, the Bank

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies. Many non–financial institution competitors face fewer regulatory restrictions and have greater capital.
The following table estimates the number of financial institution competitors in Horizon’s primary market areas, along with Horizon’s competitive position in these areas, based on the June 30, 2020 Federal Deposit Insurance Corporation (“FDIC”) Deposit Market Share Report (available at www.fdic.gov ):

INDIANA			MICHIGAN
County	Number of Institutions	Horizon Market Share	County	Number of Institutions	Horizon Market Share
Allen	21	0.55%	Berrien	9	9.94%
Bartholomew	9	6.14%	Cass	5	5.58%
Carroll	6	30.15%	Ingham	18	2.37%
Cass	6	18.50%	Kalamazoo	15	1.97%
DeKalb	12	16.09%	Kent	25	0.46%
Elkhart	16	0.32%	Midland	8	12.61%
Fountain	4	9.85%	Ottawa	17	0.09%
Grant	7	7.39%	Saginaw	13	0.74%
Hamilton	27	0.21%	St. Joseph	9	7.82%
Howard	10	3.35%
Johnson	21	12.16%
Kosciusko	10	5.74%
LaPorte	8	57.72%
LaGrange	4	5.32%
Lake	16	1.72%
Marion	25	0.76%
Noble	6	6.55%
Porter	11	9.70%
St. Joseph	14	0.27%
Tippecanoe	15	6.99%
Whitley	7	6.95%
At the time of the FDIC report, Horizon was the largest of the 8 bank and thrift institutions in La Porte County, the largest of the 6 institutions in Carroll County, the second largest of the 21 institutions in Johnson County, the third largest of the 12 institutions in DeKalb County, the third largest of the 6 institutions in Cass County, the fifth largest of the 15 institutions in Tippecanoe County, and the fifth largest of the 11 institutions in Porter County.
In Michigan, Horizon was the second largest of the 8 bank and thrift institutions in Midland County and the fourth largest of the institutions in Berrien County.
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

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
The Bank, as an Indiana–chartered bank, is subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions (“DFI”) as its primary state regulator. Also, as to certain matters, the Bank is under the supervision of, and subject to examination by, the Federal Deposit Insurance Corporation (“FDIC”) because the FDIC provides deposit insurance to the Bank and is the Bank’s primary federal regulator.
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
The Bank Holding Company Act
The BHC Act generally limits the business in which a bank holding company and its subsidiaries may engage to banking or managing or controlling banks and those activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Those closely related activities currently can include such activities as consumer finance, mortgage banking and securities brokerage. Certain well–managed and well–capitalized bank holding companies may elect to be treated as a “financial holding company” and, as a result, will be permitted to engage in a broader range of activities that are financial in nature and in activities that are determined to be incidental or complementary to activities that are financial in nature. Horizon has both qualified as, and elected to be, a financial holding company. Activities that are considered financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.
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
Federal Reserve Board policy has historically required bank holding companies to act as a source of financial and managerial strength for their subsidiary banks. The Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), which was signed into law on July 21, 2010, codified this policy. Under this requirement, Horizon is required to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which Horizon might not otherwise do so. For this purpose, “source of financial strength” means Horizon’s ability to provide financial assistance to the Bank in the event of the Bank’s financial distress.
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

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in FDICIA), with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.
Bank holding companies, such as Horizon, and their insured depository institutions, such as the Bank, are subject to various regulatory capital requirements administered by the federal and state regulators. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk–based capital ratios are determined by allocating assets and specified off–balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Recently, the Federal bank regulatory agencies, working jointly, adopted a rule designed to simplify capital requirements for community banks, allowing qualifying community banks to adopt a simple community bank leverage ratio. For an additional discussion of the Company’s regulatory capital ratios and regulatory requirements as of December 31, 2020, please refer to the subsection titled “Capital Regulation” in this “Regulation and Supervision” section.
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
Under current law, Indiana chartered banks may establish branches throughout the state and in other states, subject to certain limitations. Indiana law also authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch. The Dodd–Frank Act permits the establishment of de novo branches in states where such branches could be opened by a state bank chartered by that state. The consent of the state in which the new branch will be opened is no longer required.
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
The Dodd–Frank Act resulted in significant changes to the FDIC’s deposit insurance system. Under the Dodd–Frank Act, the FDIC is authorized to set the reserve ratio for the DIF at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. The FDIC has set the long term goal for the designated reserve ratio of the deposit insurance fund at 2% of estimated insured deposits.
Also as a consequence of the Dodd–Frank Act, the assessment base for deposit insurance premiums was changed in 2011 from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. The initial base assessment rates ranged from 5 to 35 basis points. For small Risk Category I banks, such as Horizon Bank, the rates ranged from 5 to 9 basis points. Adjustments are made to the initial assessment rates based on long–term unsecured debt, depository institution debt, and brokered deposits.
Effective as of June 30, 2016, the reserve ratio reached 1.15% and a new assessment rate schedule became effective July 1, 2016, with rates ranging from 3 to 30 basis points instead of 5 to 35 basis points. Assessment rates for all established smaller banks will be determined using financial measures and supervisory ratings derived from a statistical model estimating the probability of failure over three years. The new pricing system eliminates risk

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
categories, but establishes minimum and maximum assessment rates for established small banks based on a bank’s CAMELS composite ratings (i.e., capital adequacy, asset quality, management, earnings, liquidity and sensitivity). By September 2018, the statutory minimum was exceeded, with the reserve ratio reaching 1.36%.
By September 2020, the FDIC had announced that the ratio had declined to 1.30% due largely to the effects of the COVID–19 pandemic and a surge in deposits. The FDIC adopted a plan to restore the fund to the 1.35% ratio within eight years but did not change its assessment schedule.
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
FDIC–insured institutions have also been subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the insolvent Federal Savings and Loan Insurance Corporation, an early predecessor of the DIF. The FICO bonds were scheduled to be repaid between 2017 and 2019, and the last FICO assessment on institutions like Horizon Bank was collected on the March 29, 2019, FDIC Quarterly Certified Statement Invoice.
Transactions with Affiliates and Insiders
Horizon and the Bank are subject to the Federal Reserve Act, which restricts financial transactions between banks, affiliated companies and their executive officers, including limits on credit transactions between these parties. The statute prescribes terms and conditions in order for bank affiliate transactions to be deemed to be consistent with safe and sound banking practices, and it also restricts the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate. In general, extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and subject to credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with non–affiliates, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.
Capital Regulation
The federal bank regulatory authorities have adopted risk–based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off–balance sheet items. Generally, to satisfy the capital requirements, the Company must maintain capital sufficient to meet both risk–based asset ratio tests and a leverage ratio test on a consolidated basis. Risk–based capital ratios are determined by allocating assets and specified off–balance sheet commitments into various risk–weighted categories, with higher weighting assigned to categories perceived as representing greater risk. A risk–based ratio represents the applicable measure of capital divided by total risk–weighted assets. The leverage ratio is a measure of the Company’s core capital divided by total assets adjusted as specified in the guidelines.
The capital guidelines divide a bank holding company’s or bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, certain non–cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary capital (“Tier II”) includes, among other items, cumulative perpetual and long–term limited–life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. The regulations also require the maintenance of a leverage ratio designed to supplement the risk–based capital guidelines. This ratio is computed by dividing Tier I capital, net of all intangibles, by the quarterly average of total assets. Pursuant to the regulations, banks must maintain capital levels commensurate with the level of risk, including the volume and severity of problem loans to which they are exposed.
Effective January 1, 2015 (subject to certain phase–in provisions through January 1, 2019), the Company became subject to federal banking rules implementing changes arising from Dodd–Frank and the U.S. Basel Committee on Banking Supervision, providing a capital framework for all U.S. banks and bank holding companies (“Basel III”).

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
Basel III increased the minimum requirements for both the quantity and quality of capital held by Horizon and the Bank. The rules include a common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0% (increased from 4.0%), a total capital ratio of 8.0% (unchanged from prior rules) and a minimum leverage ratio of 4.0%. The rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk–weighted assets, which is in addition to the other minimum risk–based capital standards in the rule. Institutions that do not maintain the required capital conservation buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of certain bonuses to senior executive management. The capital conservation buffer requirement was phased in over three years beginning in 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019. The capital conservation buffer requirement effectively raises the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5% and the total capital ratio to 10.5%.
Basel III also introduced other changes, including an increase in the capital required for certain categories of assets, including higher–risk construction real estate loans and certain exposures related to securitizations. Banking organizations with less than $15 billion in assets as of December 31, 2010, such as Horizon, are permitted to retain non–qualifying Tier 1 capital trust preferred securities issued prior to May 19, 2010, subject generally to a limit of 25% of Tier 1 capital.
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) was enacted, to modify or remove certain financial reform rules and regulations, including some implemented under the Dodd–Frank Act. As directed by the Regulatory Relief Act, in October 2019, federal banking regulators established a “Community Bank Leverage Ratio” to replace the leverage and risk–based regulatory capital ratios for qualifying community banking organizations that choose to opt in to the new framework. Any qualifying depository institution or its holding company that exceeds the “Community Bank Leverage Ratio” of 9% will be considered to have met generally applicable leverage and risk–based regulatory capital ratios, and any qualifying depository institution that exceeds the new ratio will be considered to be “well–capitalized” under the prompt correction action rules.
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
Horizon’s management believes that, as of December 31, 2020, Horizon and the Bank met all capital adequacy requirements under the Basel III capital rules currently in effect.

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2020.

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)(1)
Consolidated	$648,804	14.91%	$348,024	8.00%	$456,782	10.50%	N/A	N/A
Bank	532,315	12.21%	348,810	8.00%	457,813	10.50%	$436,013	10.00%
Tier 1 capital (to risk-weighted assets)(1)
Consolidated	607,340	13.96%	261,018	6.00%	369,775	8.50%	N/A	N/A
Bank	492,221	11.29%	261,606	6.00%	370,609	8.50%	348,808	8.00%
Common equity tier 1 capital (to risk-weighted assets)(1)
Consolidated	491,281	11.29%	195,764	4.50%	304,522	7.00%	N/A	N/A
Bank	492,221	11.29%	196,205	4.50%	305,207	7.00%	283,407	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	607,340	10.68%	227,507	4.00%	227,507	4.00%	N/A	N/A
Bank	492,221	8.71%	226,158	4.00%	226,158	4.00%	282,697	5.00%

(1) As defined by regulatory agencies
The Dodd–Frank Act also requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries, except that bank holding companies with less than $1 billion in assets are exempt from these capital requirements.
Dividends
Horizon is a legal entity separate and distinct from the Bank. The primary source of Horizon’s cash flow, including cash flow to pay dividends on its common stock, is the payment of dividends to Horizon by the Bank. Under Indiana law, the Bank may pay dividends of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered appropriate by the Bank’s Board of Directors. However, the Bank must obtain the approval of the DFI for the payment of a dividend if the total of all dividends declared by the Bank during the current year, including the proposed dividend, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. The Bank is generally exempt from this DFI pre–approval process for dividends if (i) the Bank has been assigned a composite uniform financial institutions rating of 1 or 2 as a result of the most recent federal or state examination; (ii) the proposed dividend will not result in a Tier 1 leverage ratio below 7.5%; and (iii) the Bank is not subject to any corrective action, supervisory order, supervisory agreement or board approved operating agreement.
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

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
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
New prompt corrective action requirements that became effective January 1, 2015, increased the capital level requirements necessary to qualify as “well capitalized.” At December 31, 2020, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk–based capital ratio exceeded 10%, the Bank’s Tier 1 risk–based capital ratio exceeded 8%, the Bank’s common equity Tier 1 risk–based capital ratio exceeded 6.5%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.
Banking regulators may change these capital requirements from time to time, depending on the economic outlook generally and the outlook for the banking industry. The Company is unable to predict whether and when any such further capital requirements would be imposed and, if so, to what levels and on what schedule.
Anti–Money Laundering — The USA Patriot Act and the Bank Secrecy Act
Horizon is subject to the provisions of the USA PATRIOT Act of 2001, which contains anti–money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures to address money laundering, suspicious activities and currency transaction reporting, and currency crimes. The regulations promulgated under the USA PATRIOT Act of 2001 require financial institutions such as the Bank to adopt controls to detect, prevent and report money laundering and terrorist financing and to verify the identities of their customers.
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
2020 Annual Report on Form 10–K
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
Under the Dodd–Frank Act, Horizon is required to provide its shareholders an opportunity to vote on the executive compensation payable to its named executive officers and on golden parachute payments in connection with mergers and acquisitions. These votes are non-binding and advisory. At least once every six years, Horizon must also permit shareholders to determine, on an advisory basis, whether such votes on executive compensation (called “say on pay” votes) should be held every one, two, or three years. In both 2012 and 2018, Horizon’s shareholders voted in favor of presenting the executive compensation “say on pay” question every year.
Shares of common stock of Horizon are listed on The NASDAQ Global Select Market under the trading symbol “HBNC,” and Horizon is subject to the rules of NASDAQ for listed companies.
Sarbanes–Oxley Act of 2002
Horizon is subject to the Sarbanes–Oxley Act of 2002 (the “Sarbanes–Oxley Act”), which revised the laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes–Oxley Act applies to all companies with equity or debt securities registered under the 1934 Act. In particular, the Sarbanes–Oxley Act established: (i) new requirements for audit committees, including independence, expertise and responsibilities; (i) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (ii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.
Pursuant to the final rules adopted by the SEC to implement Section 404 of the Sarbanes–Oxley Act, Horizon is required to include in each Form 10–K it files a report of management on Horizon’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of Horizon, identify the framework used by management to evaluate the effectiveness of Horizon’s internal control over financial reporting and provide management’s assessment of the effectiveness of Horizon’s internal control over financial reporting. This Annual Report on Form 10–K also includes an attestation report issued by Horizon’s registered public accounting firm on Horizon’s internal control over financial reporting.
Financial System Reform — The Dodd–Frank Act, the CFPB and the 2018 Regulatory Relief Act
The Dodd–Frank Act, which was signed into law in 2010, significantly changed the regulation of financial institutions and the financial services industry. The Dodd–Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that have profoundly affected how community banks, thrifts, and small bank and thrift holding companies are regulated. Among other things, these provisions eliminated the Office of Thrift Supervision and transferred its functions to the other federal banking agencies, relaxed rules regarding interstate branching, allowed financial institutions to pay interest on business checking accounts, changed the scope of federal deposit insurance coverage and imposed new capital requirements on bank and thrift holding companies.
The Dodd–Frank Act created the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau within the Federal Reserve System with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
Privacy provisions of the Gramm–Leach–Bliley Act and certain other statutes. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies were transferred to the CFBP. The CFBP has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against financial institutions. The CFPB has examination and primary enforcement authority over depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with offering consumer financial products. Additionally, the CFPB is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities.
The CFPB has indicated that mortgage lending is an area of supervisory focus. The CFPB has published several final regulations impacting the mortgage industry, including rules related to ability–to–repay, mortgage servicing, escrow accounts, and mortgage loan originator compensation. The ability–to–repay rule makes lenders liable if they fail to assess a borrower’s ability to repay under a prescribed test, but also creates a safe harbor for so called “qualified mortgages.” Failure to comply with the ability–to–repay rule may result in possible CFPB enforcement action and special statutory damages plus actual, class action, and attorneys’ fees damages, all of which a borrower may claim in defense of a foreclosure action at any time.
The CFPB also amended Regulation C to implement amendments to the Home Mortgage Disclosure Act made by the Dodd–Frank Act. The amendment added a significant number of new information collecting and reporting requirements for financial institutions, most of which became effective as of January 1, 2018.
The Dodd–Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of Horizon in substantial and unpredictable ways. Horizon has incurred higher operating costs in complying with the Dodd–Frank Act, and expects these higher costs to continue for the foreseeable future.
In May 2018, the Regulatory Relief Act was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd–Frank Act. While the Regulatory Relief Act maintains most of the regulatory structure established by the Dodd–Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.
Rules promulgated in 2019 pursuant to the Regulatory Relief Act have simplified the regulatory capital calculation and have established a “Community Bank Leverage Ratio” to replace the leverage and risk–based regulatory capital ratios for those banks choosing to adopt it. In addition, the Regulatory Relief Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high–risk commercial real estate loans.
Horizon’s management will continue to review the status of the rules and regulations adopted pursuant to the Dodd–Frank Act and the Regulatory Relief Act, particularly the Community Bank Leverage Ratio framework, and to assess their probable impact on the business, financial condition and results of operations of Horizon. At this point, Horizon Bank has not elected to opt into the Community Bank Leverage Ratio framework.
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

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
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
As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2020, the Bank’s investment in stock of the FHLB of Indianapolis was $23.0 million. For the year ended December 31, 2020, dividends paid by the FHLB of Indianapolis to the Bank on the FHLB stock totaled approximately $847,000, for an annualized rate paid in dividends of 3.7%.
Limitations on Rates Paid for Deposits; Restrictions on Brokered Deposits
FDIC regulations restrict the interest rates that less than well–capitalized insured depository institutions may pay on deposits and also restrict the ability of such institutions to accept brokered deposits. These regulations permit a “well capitalized” depository institution to accept, renew or roll over brokered deposits without restriction, and an “adequately capitalized” depository institution to accept, renew or roll over brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates). The regulations prohibit an “undercapitalized” depository institution from accepting, renewing or rolling over brokered deposits. These regulations contemplate that the definitions of “well capitalized,” “adequately capitalized” and “undercapitalized” will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of FDICIA. The Bank is a well–capitalized institution, and management does not believe that these regulations have a materially adverse effect on the Bank’s current operations.
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
Gramm–Leach–Bliley Act, Financial Privacy
The Gramm–Leach–Bliley Act adopted in 1999 (“Gramm–Leach”) was intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. Gramm–Leach was responsible for establishing a distinct type of bank holding company, known as a financial holding company, which is allowed to engage in an expanded range of financial services, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. As previously discussed, Horizon has qualified as, and elected to become, a financial holding company under the Gramm–Leach amendments to the BHC Act.
Under Gramm–Leach, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose non–public information about consumers to non–affiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non–affiliated third parties. The privacy provisions of Gramm–Leach affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
As a financial institution, the Bank handles a significant amount of sensitive data, including personal information. The Company does not disclose any non–public information about any current or former customers to anyone except as permitted by law and subject to contractual confidentiality provisions which restrict the release and use of such information.
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
Interchange Fees for Debit Cards
Under the Dodd–Frank Act, interchange fees for bank card transactions must be reasonable and proportional to the issuer’s incremental cost incurred with respect to the transaction plus certain fraud related costs. Interchange fees are transaction fees between banks for each bank card transaction, designed to reimburse the card-issuing bank for the costs of handling and credit risk inherent in a bank credit or debit card transaction. Although institutions with total assets of less than $10 billion, like the Bank, are exempt from this requirement, competitive pressures are likely to require smaller depository institutions to reduce fees with respect to these bank card transactions.
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
Accounting Standards With Regulatory Effect
In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments–Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, Horizon will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held to maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day–one regulatory capital effects of the CECL model. The final rule also revises the agencies' other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019. Horizon adopted the new CECL standard effective as of January 1, 2020, the effects of which are shown and discussed in the financial statements and related notes included in this Annual Report.
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
2020 Annual Report on Form 10–K
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
II.    INVESTMENT PORTFOLIO
A.    The following is a schedule of the amortized cost and fair value of investment securities available for sale and held to maturity.

	December 31, 2020		December 31, 2019		December 31, 2018
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$19,750	$19,715	$1,415	$1,413	$16,815	$16,608
State and municipal	803,100	837,843	396,931	405,768	210,386	209,303
Federal agency collateralized mortgage obligations	144,022	147,453	267,272	269,252	187,563	185,003
Federal agency mortgage-backed pools	114,484	118,799	145,623	146,572	183,479	178,736
Corporate notes	9,007	10,215	10,848	11,771	10,666	10,698
Total available for sale	1,090,363	1,134,025	822,089	834,776	608,909	600,348
Total held to maturity	168,676	179,990	207,899	215,147	210,112	208,273
Total investment securities	$1,259,039	$1,314,015	$1,029,988	$1,049,923	$819,021	$808,621

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
B.    The following is a schedule of maturities of each category of available for sale and held to maturity debt securities and the related weighted–average yield of such securities as of December 31, 2020:

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury and federal agencies(1)	$—	—%	$12,232	0.55%	$7,483	0.86%	$—	—%
State and municipal	44,192	1.22%	46,127	2.16%	132,311	2.94%	615,213	2.65%
Federal agency collateralized mortgage obligations(2)	—	—%	5,785	2.69%	22,573	2.81%	119,095	3.28%
Federal agency mortgage-backed pools(2)	—	—%	7,661	2.63%	51,781	2.53%	59,357	2.94%
Corporate notes	—	—%	4,646	3.11%	5,308	2.60%	261	—%
Total available for sale	44,192	1.22%	76,451	2.05%	219,456	2.75%	793,926	2.76%
Total held to maturity	11,501	3.65%	45,164	3.65%	89,856	3.71%	33,469	3.13%
Total investment securities	$55,693	1.72%	$121,615	2.64%	$309,312	3.03%	$827,395	2.78%

(1) Fair value is based on contractual maturity or call date where a call option exists
(2) Maturity based upon final maturity date
The weighted–average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax–equivalent basis.
Excluding those holdings of the investment portfolio in Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer that exceeded 10% of the consolidated stockholders’ equity of Horizon at December 31, 2020.
III.    LOAN PORTFOLIO
A.    Types of Loans – Total loans on the balance sheet are comprised of the following classifications for the years indicated.

	December 31,	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Commercial	$2,192,271	$2,046,651	$1,721,590	$1,669,934	$1,069,956
Real estate	624,286	770,717	668,141	609,739	531,874
Mortgage warehouse	395,626	150,293	74,120	94,508	135,727
Consumer	655,200	669,180	549,481	460,999	398,429
Total loans	3,867,383	3,636,841	3,013,332	2,835,180	2,135,986
Allowance for loan losses	(57,027)	(17,667)	(17,820)	(16,394)	(14,837)
Loans, net	$3,810,356	$3,619,174	$2,995,512	$2,818,786	$2,121,149
B.    Maturities and Sensitivities of Loans to Changes in Interest Rates – The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding real estate mortgage, mortgage warehouse and consumer loans, as of December 31, 2020:

(dollars in thousands)	One Year or Less	One Through Five Years	After Five Years	Total
Maturing or repricing commercial loans	$1,439,494	$689,366	$63,411	$2,192,271

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
The following is a schedule of fixed–rate and variable–rate commercial loans due after one year. (Variable–rate loans are those loans with floating or adjustable interest rates.)

(dollars in thousands)	Fixed Rate	Variable Rate
Total commercial loans due after one year	$254,970	$497,807
C.    Risk Elements
Non-accrual, Past Due and Restructured Loans – The following schedule summarizes non–accrual, past due and restructured loans.

	December 31,	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Non–performing loans
Commercial
More than 90 days past due	$—	$—	$208	$—	$183
Non–accrual	12,714	4,782	6,094	6,902	2,249
Trouble debt restructuring – accruing	168	1,484	109	1	—
Trouble debt restructuring – non–accrual	1,466	1,081	492	451	—
Real estate
More than 90 days past due	17	1	180	—	—
Non–accrual	5,674	7,614	2,846	3,693	2,959
Trouble debt restructuring – accruing	1,381	1,561	1,558	1,672	1,254
Trouble debt restructuring – non–accrual	922	708	423	351	809
Mortgage warehouse
More than 90 days past due	—	—	—	—	—
Non–accrual	—	—	—	—	—
Trouble debt restructuring – accruing	—	—	—	—	—
Trouble debt restructuring – non–accrual	—	—	—	—	—
Consumer
More than 90 days past due	245	145	180	167	58
Non–accrual	3,754	3,283	2,608	2,681	2,728
Trouble debt restructuring – accruing	244	309	335	285	238
Trouble debt restructuring – non–accrual	222	217	142	211	205
Total non–performing loans	26,807	21,185	15,175	16,414	10,683
Other real estate owned and repossessed collateral
Commercial	1,908	3,698	1,967	578	542
Real estate	—	28	60	200	2,648
Mortgage warehouse	—	—	—	—	—
Consumer	—	—	48	60	26
Total other real estate owned and repossessed collateral	1,908	3,726	2,075	838	3,216
Total non–performing assets	$28,715	$24,911	$17,250	$17,252	$13,899

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K

(dollars in thousands)
Gross interest income that would have been recorded on non–accrual loans outstanding as of December 31, 2020, in the period if the loans had been current, in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period.	$1,435
Interest income actually recorded on non–accrual loans outstanding as of December 31, 2020, and included in net income for the period.	1,289
Interest income not recognized during the period on non–accrual loans outstanding as of December 31, 2020.	$146
Discussion of Non–Accrual Policy
1.    From time to time, the Bank obtains information which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management’s policy to convert the loan from an “earning asset” to a non–accruing loan. Further, it is management’s policy to place a commercial loan on a non–accrual status when delinquent in excess of 90 days or management has determined that the borrower’s ability to continue to make payments is in doubt. The officer responsible for the loan, the Executive Vice President and Chief Commercial Banking Officer and the senior commercial loan workout officer must review all loans placed on non–accrual status.
2.    Potential Problem Loans:
Individually evaluated and non–accrual loans for which the discounted cash flows or collateral value exceeded the carrying value of the loan totaled $26.8 million and $21.2 million at December 31, 2020 and 2019. The allowance for individually evaluated and non–accrual loans included in the Bank’s allowance for credit losses totaled $1.9 million and $541,000 at those respective dates. The average balance of individually evaluated loans during 2020 and 2019 was $15.3 million and $10.4 million.
3.    Foreign Outstandings:
None.
4.    Loan Concentrations:
As of December 31, 2020, there are no significant concentrations of loans exceeding 10% of total loans. See Item III A above for a listing of the types of loans by concentration.
D.    Other Interest–Bearing Assets
There are no other interest–bearing assets as of December 31, 2020, which would be required to be disclosed under Item III C.1 or 2 if such assets were loans.
IV.    SUMMARY OF LOAN LOSS EXPERIENCE
A.The following is an analysis of the activity in the allowance for loan losses account:

	December 31,	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Loans outstanding at the end of the period(1)	$3,867,383	$3,636,841	$3,013,332	$2,835,180	$2,135,986
Average loans outstanding during the period(1)	3,867,112	3,500,649	2,910,741	2,335,126	1,948,580

(1) Net of unearned income and deferred loan fees

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K

	December 31,	December 31,	December 31,	December 31,	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance at beginning of the period	$17,667	$17,820	$16,394	$14,837	$14,534
Loans, including PCD loans, charged–off:
PCD Commercial	2,105	—	—	—	—
Commercial	653	863	473	629	758
Real estate	204	93	76	89	213
Consumer	2,169	2,312	2,003	1,535	1,689
Total loans, including PCD loans charged–off	5,131	3,268	2,552	2,253	2,660
Recoveries of loans previously charged–off:
Commercial	156	199	176	298	210
Real estate	37	46	27	44	97
Consumer	970	894	869	998	814
Total loan recoveries	1,163	1,139	1,072	1,340	1,121
Net loans, including PCD loans, charged–off	3,968	2,129	1,480	913	1,539
Impact of adopting ASC 326	22,577	—	—	—	—
Provision for credit losses on loans	20,751	1,976	2,906	2,470	1,842
Balance at end of the period	$57,027	$17,667	$17,820	$16,394	$14,837
Percent of net charge–offs, excluding PCD loans, to average loans outstanding for the period	0.05%	0.06%	0.05%	0.04%	0.08%
B.    The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and the percentage of loans in each category to total loans.

	December 31, 2020		December 31, 2019		December 31, 2018
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial	$42,210	74%	$11,996	68%	$10,495	59%
Real estate	4,620	8%	923	5%	1,676	9%
Mortgage warehousing	1,267	2%	1,077	6%	1,006	6%
Consumer	8,930	16%	3,671	21%	4,643	26%
Unallocated	—	—	—	—	—	—
Total	$57,027	100%	$17,667	100%	$17,820	100%

	December 31, 2017		December 31, 2016
(dollars in thousands)	Allowance Amount	% of Loans to Total Loans	Allowance Amount	% of Loans to Total Loans
Commercial	$9,093	56%	$6,579	45%
Real estate	2,188	13%	2,090	14%
Mortgage warehousing	1,030	6%	1,254	8%
Consumer	4,083	25%	4,914	33%
Unallocated	—	—	—	—
Total	$16,394	100%	$14,837	100%

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
In 1999, Horizon began a mortgage warehousing program. This program is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below and in the Notes to the Consolidated Financial Statements in Item 8 below, which are incorporated herein by reference. The greatest risk related to these loans is transaction and fraud risk. During 2020, Horizon processed approximately $5.148 billion in mortgage warehouse loans.
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
VII    SHORT TERM BORROWINGS
The following is a schedule of statistical information relative to securities sold under agreements to repurchase which are secured by Treasury and U.S. Government agency securities and mature within one year. There were no other categories of short–term borrowings for which the average balance outstanding during the period was 30% or more of stockholders’ equity at the end of the period.

	December 31,	December 31,
(dollars in thousands)	2020	2019
Outstanding at year–end	$109,462	$90,941
Approximate weighted–average interest rate at year–end	0.23%	0.70%
Highest amount outstanding as of any month–end during the year	$109,500	$97,301
Approximate average outstanding during the year	100,200	81,264
Approximate weighted–average interest during the year	0.27%	0.84%

ITEM 1A. RISK FACTORS
An investment in Horizon’s securities is subject to risks inherent to our business. The material risks and uncertainties that management believes currently affect Horizon are described below, categorized as risks related to our business, risks related to the banking industry generally, and risks related to our common stock. Before making an investment decision, you should carefully consider these risks as well as information we include or incorporate by reference in this report and other filings we make with the SEC. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect our business operations.
Risks Related to Our Business
The COVID–19 pandemic has and will continue to impact our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID–19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID–19 and to mitigate its effects, including quarantines, travel bans, shelter–in–place orders, closures

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID–19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this Annual Report could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding operations, interest rate risk, human capital and self–insurance, as described in more detail below.
•Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower's business. Concern about the spread of COVID–19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, change in consumer and business spending and travel behaviors, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which have already caused some of our customers to be unable to make scheduled loan payments. If the effects of COVID–19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID–19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended.
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
•Operational Risk – Current and future restrictions on our workforce's access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations and financial results. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID–19, we have modified our business practices with a portion of our employees working remotely from other locations and their homes to have our operations uninterrupted as much as possible. Further, technology in employees' homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work–from–home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.
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
Because there have been no recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID–19's effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers' ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
An economic slowdown in our primary market areas could affect our business.
Our primary market area for deposits and loans consists of northern and central Indiana and southern and central Michigan. An economic slowdown could hurt our business and the possible consequences of such a downturn could include the following:
•increases in loan delinquencies and foreclosures;
•declines in the value of real estate and other collateral securing loans;
•an increase in loans charged off;
•an increase in the Company’s expense to fund loan loss reserves;
•an increase in collection costs;
•a decline in the demand for our products and services; and
•an increase in non–accrual loans and other real estate owned.

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
We face intense competition in all phases of our business from other banks, financial institutions and non–banks.
The banking and financial services business in most of our markets is highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, neo–banks (a digital or mobile–only bank that exists without any physical bank branches), and other non–bank financial and digital service providers, many of which have greater financial, marketing and technological resources than us. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result.
Also, technology and other changes have lowered barriers to entry and made it possible for customers to complete financial transactions using neo–banks, non–banks and financial technology (“FinTech”) companies that historically have involved banks at one or both ends of the transaction. These entities now offer products and services traditionally provided by community banks and often at lower costs. The wide acceptance of Internet–based commerce has resulted in a number of alternative payment processing systems, deposit and lending platforms in which banks play only minor roles. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. Use of emerging alternative payment platforms, such as Apple Pay or Bitcoin or other cryptocurrencies, can alter consumer credit card behavior and consequently impact our interchange fee income.
The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The effects of disintermediation can also impact the lending business because of the fast growing body of FinTech companies that use software to deliver mortgage lending and other financial services. A related risk is the migration of bank personnel away from the traditional bank environments into neo–banks, FinTech companies and other non–banks.
Increased competition in our market may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to maintain our earnings record, grow our loan portfolios and obtain low–cost funds. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to relax our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than we can offer.
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
Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest bearing liabilities. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments re–price, resulting in a negative impact on interest spreads and net interest income. The impact of rising rates could be compounded if deposit customers flow funds away from us into direct investments, such as U.S. Government bonds, corporate securities and other investment vehicles, including mutual funds, which, because of the absence

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
of federal insurance premiums and reserve requirements, generally pay higher rates of return than those offered by financial institutions such as ours.
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
We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage–related securities. Increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans. Decreases in interest rates often result in increased prepayments of loans and mortgage–related securities, as borrowers refinance their loans to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities.
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
Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter–bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.
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
2020 Annual Report on Form 10–K
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
Construction loans, loans secured by commercial real estate and home equity loans generally entail more risk than other types of mortgage loans. When real estate values decrease, the developers to whom we lend are likely to experience a decline in sales of new homes from their projects. Land and construction loans are more likely to become non–performing as developers are unable to build and sell homes in volumes large enough for orderly repayment of loans and as other owners of such real estate (including homeowners) are unable to keep up with their payments. We strive to establish what we believe are adequate reserves on our financial statements to cover the credit risk of these loan portfolios. However, there can be no assurance that losses will not exceed our reserves, and ultimately result in a material level of charge–offs, which would adversely impact our results of operations, liquidity and capital.
The allowance for credit losses on loans may prove inadequate or be negatively affected by credit risk exposures.
Our business depends on the creditworthiness of our customers. We periodically review the allowance for credit losses for adequacy considering economic conditions and trends, collateral values, and credit quality indicators, including past charge–off experience and levels of past due loans and non–performing assets. There is no certainty that the allowance for credit losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for credit losses is not adequate, our business, financial condition, liquidity, capital, and results of operations could be materially adversely affected.
In addition, Horizon adopted FASB’s new current expected credit loss (“CECL”) accounting standard, effective January 1, 2020, which changed the process by which we account for our Allowance for Credit Loss Reserve. As a new standard, it is subject to possible change and uncertainty about how the new process may impact Horizon’s financial statements. See Item 8 for a detailed discussion of our adoption of CECL.
Our mortgage warehouse and indirect lending operations are subject to a higher fraud risk than our other lending operations.
We buy loans originated by mortgage bankers and automobile dealers. Because we must rely on the mortgage bankers and automobile dealers in making and documenting these loans, there is an increased risk of fraud to us on the part of the third–party originators and the underlying borrowers. In order to guard against this increased risk, we perform investigations on the mortgage companies with whom we do business, and we review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance. However, there is no guarantee that our procedures will detect all cases of fraud or legal noncompliance.
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

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
secondary market at a gain. Thus, we are dependent upon the existence of an active secondary market and our ability to profitably sell loans into that market.
Our ability to sell mortgage loans readily is dependent upon the availability of an active secondary market for single–family mortgage loans, which in turn depends in part upon the continuation of programs currently offered by Fannie Mae, Freddie Mac and Ginnie Mae (the “Agencies”) and other institutional and non–institutional investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Some of the largest participants in the secondary market, including the Agencies, are government–sponsored enterprises whose activities are governed by federal law. Any future changes in laws that significantly affect the activity of such government–sponsored enterprises could, in turn, adversely affect our operations.
Any significant impairment of our eligibility with any of the Agencies could materially and adversely affect our operations. Further, the criteria for loans to be accepted under such programs may be changed from time–to–time by the sponsoring entity which could result in a lower volume of corresponding loan originations. The profitability of participating in specific programs may vary depending on a number of factors, including our administrative costs of originating and purchasing qualifying loans and our costs of meeting such criteria.
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
As of December 31, 2020, we had $174.2 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 9, “Nature of Operations and Summary of Significant Accounting Policies” and “Goodwill and Intangible Assets,” to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10–K for the year ended December 31, 2020.
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

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
We may be adversely impacted by the discontinuance of LIBOR as a short–term interest rate utilized for loans and other financing agreements.
In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD–LIBOR for use in derivatives and other financial contracts that are currently indexed to USD–LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD–LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD–LIBOR. The Company has material contracts that are indexed to USD–LIBOR and is monitoring this activity and evaluating the related risks.
The preparation of our financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for credit losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not have to increase the allowance for loan losses and/or sustain loan losses that are significantly higher than the provided allowance.
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
We establish and maintain systems of internal operational controls that are designed to provide us with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost–effective levels. Procedures also exist that are designed to ensure that policies relating to conduct, ethics and business practices are followed. If these systems fail, significant losses could result.
While we continually monitor and improve the system of internal controls, data processing systems and corporate–wide processes and procedures, there can be no assurance that future losses will not occur.
Our information systems may experience cyber–attacks or an interruption or breach in security. Our cybersecurity systems could be inadequate or fail.
We rely heavily on internal and outsourced technologies, communications, and information systems to conduct our business. Additionally, in the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. As our reliance on technology has increased, so have the potential risks of a technology–related operation interruption (such as disruptions in our customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of cyber–attacks (such as unauthorized access to our systems, computer viruses or other malicious code). These risks have increased for all financial institutions as new technologies, including the use of the Internet and telecommunications technologies (including mobile devices), have become commonly used to conduct financial and other business transactions, during a time of increased technological sophistication of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber–attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, which are designed to disrupt key business services, such as customer–facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources, both domestic

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
and foreign. However, we have analyzed and will continue to analyze security related to device–specific considerations, user access topics, transaction–processing and network integrity.
We also face risks related to cyber–attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and our processors. Some of these parties have in the past been the target of security breaches and cyber–attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber–attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. Further cyber–attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on our business.
To the extent we are involved in any future cyber–attacks or other breaches, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance we maintain. We could also suffer significant damage to our reputation. Although we are insured against many of these risks, including privacy breach response costs, notification expenses, breach support and credit monitoring expenses, cyber extortion and cyber terrorism, there can be no assurances that such insurance will be sufficient to cover all costs arising from a data or information technology breach and our exposure may exceed our coverage.
We continually encounter technological changes.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology–driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements, and we may not be able to effectively implement new technology–driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
We rely on other companies to provide key components of our business infrastructure.
Third–party vendors provide key components of our business infrastructure, including Internet connections, mobile and internet banking, statement processing, loan document preparation, network access and transaction and other processing services. Although we have selected these third–party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of inadequate or interrupted service or breach of customer information, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. In addition, any breach in customer information could affect our reputation and cause a loss of business. Replacing these third–party vendors also could result in significant delay and expense.
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

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
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
We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. We generally seek merger or acquisition partners that are culturally similar and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:
•potential exposure to unknown or contingent liabilities of the target company;
•exposure to potential asset quality issues of the target company;
•potential disruption to our business;
•potential diversion of our management’s time and attention away from day–to–day operations;
•the possible loss of key employees, business and customers of the target company;
•difficulty in estimating the value of the target company; and
•potential problems in integrating the target company’s data processing and ancillary systems, customers and employees with ours.
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
Risks Related to the Banking Industry Generally
We are subject to extensive regulation and changes in laws and regulatory policies could adversely affect our business.
Our operations are subject to extensive regulation by federal agencies. See “Regulation and Supervision” in the description of our Business in Item 1 of Part I of this report for detailed information on the laws and regulations to which we are subject. Changes in applicable laws, regulations or regulator policies can materially affect our business. The likelihood of any major changes in the future and their effects are impossible to determine. As an example, the Bank could experience higher credit losses because of federal or state legislation or by regulatory or bankruptcy court action that reduces the amount the Bank's borrowers are otherwise contractually required to pay

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
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
Further, we cannot predict the impact on legislation, tax and other policies affecting our industry that may arise under a new Federal administration taking office in 2021.
We may also face compliance risks arising from the new and growing body of privacy and data security laws enacted by foreign governments, such as the European Union's comprehensive 2018 General Data Privacy Regulation, and by U.S. state governments, such as the California Consumer Privacy Act that went into effect on January 1, 2020.
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
These factors include:
•variations in our operating results or the quality of our assets;
•operating results that vary from the expectations of management, securities analysts and investors;
•increases in loan losses, non–performing loans and other real estate owned;
•changes in the U.S. corporate tax rates;
•changes in expectations as to our future financial performance;
•announcements of new products, strategic developments, new technology, acquisitions and other material events by us or our competitors;
•ability to fund Horizon’s assets through core deposits and/or wholesale funding;
•the operating and securities price performance of other companies that investors believe are comparable to us;
•our inclusion on the Russell 3000 or other indices;
•actual or anticipated sales of our equity or equity–related securities;
•our past and future dividend practice;
•our creditworthiness;
•interest rates;
•the credit, mortgage and housing markets, and the markets for securities relating to mortgages or housing;
•developments with respect to financial institutions generally; and
•economic, financial, geopolitical, regulatory, congressional or judicial events that affect us or the financial markets.
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

HORIZON BANCORP, INC.
2020 Annual Report on Form 10–K
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
Provisions in our articles of incorporation, our by–laws, and Indiana law may delay or prevent an acquisition of us by a third party.
Our articles of incorporation and by–laws and Indiana law contain provisions that have certain anti–takeover effects. While the purpose of these provisions is to strengthen the negotiating position of the board of directors in the event of a hostile takeover attempt, the overall effects of these provisions may be to render more difficult or discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a larger block of our shares, and the removal of incumbent directors and key management.
Our articles of incorporation provide for a staggered board, which means that only one–third of our board can be replaced by shareholders at any annual meeting. Our articles also provide that our directors may only be removed without cause by shareholders owning 70% or more of our outstanding common stock.
Our articles also preempt Indiana law with respect to business combinations with a person who acquires 10% or more of our common stock and provide that such transactions are subject to independent and super–majority shareholder approval requirements unless certain pricing and board pre–approval requirements are satisfied.
Our by–laws do not permit cumulative voting of shareholders in the election of directors, allowing the holders of a majority of our outstanding shares to control the election of all our directors, and our directors are elected by plurality (not majority) voting. Our by–laws also establish detailed procedures that shareholders must follow if they desire to nominate directors for election or otherwise present issues for consideration at a shareholders’ meeting. We also have a maximum age for new directors and a mandatory retirement age for directors.
These and other provisions of our governing documents and Indiana law are intended to provide the board of directors with the negotiating leverage to achieve a more favorable outcome for our shareholders in the event of an offer for the Company. However, there is no assurance that these same anti–takeover provisions could not have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of our shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The main office and full service branch of Horizon and the Bank is located at 515 Franklin Street, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Street, houses the credit administration, operations, facilities and purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 73 sales offices located in various cities and towns in northern and central Indiana and southern and central Michigan. Horizon maintains such branches and offices as it believes are necessary for the convenience of its customers and the community, and Horizon frequently assesses the suitability of all its business locations.
Horizon owns all of its facilities except for leased offices in East Lansing, Michigan and Grand Rapids, Michigan.

ITEM 3. LEGAL PROCEEDINGS
Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
SPECIAL ITEM: INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Craig M. Dwight	64	Chairman of Horizon since July 2014; Chairman and Chief Executive Officer of the Bank since January 2003; Chief Executive Officer of Horizon and the Bank since July 2001; President of the Bank from 1998 to January 2003.

James D. Neff	61	President of Horizon and the Bank since January 2018; Executive Vice President – Consumer and Mortgage Banking of the Bank from 2016 to January 2018; Executive Vice President – Mortgage Banking of the Bank from January 2004 to 2016; Senior Vice President of the Bank from October 1999 to January 2004; Corporate Secretary of Horizon from 2007 to 2017.

Mark E. Secor	54	Executive Vice President of Horizon since January 2014; Chief Financial Officer and Executive Vice President of Horizon and the Bank since January 2009; Vice President, Chief Investment and Asset Liability Manager from June 2007 to January 2009; Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana from 2004 to 2007.

Kathie A. DeRuiter	59	Executive Vice President of Horizon and Senior Bank Operations Officer since January 2014; Senior Vice President, Senior Bank Operations Officer from January 2003 to January 2014; Vice President, Senior Bank Operations Officer from January 2000 to January 2003.

Dennis J. Kuhn	61	Executive Vice President and Chief Commercial Banking Officer since October 2017; Regional Market President for Michigan and Northeast Indiana from February 2014 to October 2017; Chair of the Regional Loan Committee; Market President for Kalamazoo, Michigan from May 2010 to October 2017.

Todd A. Etzler	54	Executive Vice President and General Counsel since January 2021; Senior Vice President and General Counsel from July 2018 to December 2020; Vice President and General Counsel from March 2017 to July 2018; Corporate Secretary since January 2018. General Counsel of Family Express Corporation from July 2011 to March 2017.

Lynn M. Kerber	52	Executive Vice President and Senior Commercial Credit Officer since January 2021; Senior Vice President and Senior Commercial Credit Officer from May 2018 to December 2020; Executive Vice President and Chief Risk Officer, Chemical Financial Corporation June 2015 to August 2017; President of the Chemical Bank Foundation 2013 to 2017.
All officers are appointed annually by the Board of Directors of Horizon and the Bank, as applicable.

HORIZON BANCORP, INC.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Related Stockholder Matters
Horizon common stock is traded on the NASDAQ Global Select Market under the symbol “HBNC.”
The approximate number of holders of record of Horizon’s outstanding common stock as of February 25, 2021 was 1,457.
The Equity Compensation Plan Information table appears under the caption “Equity Compensation Plan Information” in Item 12 below and is incorporated herein by reference.
Repurchases of Securities
There were no purchases by the Company of its common stock during the fourth quarter of 2020.
Performance Graph
The SEC requires Horizon to include a line graph comparing Horizon’s cumulative five–year total shareholder returns on the common shares with market and industry returns over the past five years. S&P Global Market Intelligence prepared the following graph. The return represented in the graph assumes the investment of $100 on December 31, 2015, and further assumes reinvestment of all dividends. The Company’s common stock began trading on the NASDAQ Global Market on February 1, 2007, and on the NASDAQ Global Select Market on January 2, 2014. Prior to that date, the common stock was traded on the NASDAQ Capital Market.

Total Return Performance
Horizon Bancorp, Inc.
Russell 2000 Index
SNL Bank $1B-$5B Index
SNL Micro Cap Bank Index
Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

HORIZON BANCORP, INC.

	December 31	December 31	December 31	December 31	December 31	December 31
Index	2015	2016	2017	2018	2019	2020
Horizon Bancorp, Inc.	100.00	153.66	155.28	134.85	166.79	145.33
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
SNL Bank $1B–$5B Index	100.00	143.87	153.37	134.37	163.35	138.81
SNL Micro Cap Bank Index	100.00	122.94	150.40	142.71	159.37	119.72
Source: S&P Global Market Intelligence
© 2020
The following chart compares the change in market price of Horizon’s common stock since December 31, 2015 to that of publicly traded banks in Indiana and Michigan with assets greater than $500 million, excluding the reinvestment of dividends.

Relative Price Performance
Horizon Bancorp, Inc.
Indiana Banks
Michigan Banks
Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20

	December 31	December 31	December 31	December 31	December 31	December 31
Index	2015	2016	2017	2018	2019	2020
Horizon Bancorp, Inc.	100.00	150.21	149.14	126.98	152.90	127.63
Indiana Banks (1)	100.00	129.57	161.97	164.82	175.93	170.64
Michigan Banks (1)	100.00	117.45	128.89	136.24	155.93	146.44

(1) Excludes merger targets
Source: S&P Global Market Intelligence
© 2020

HORIZON BANCORP, INC.
ITEM 6.  SELECTED FINANCIAL DATA

	Years Ended December 31
	2020	2019	2018	2017	2016
Earnings
Net interest income	$170,940	$160,791	$134,569	$112,100	$85,992
Provision for credit losses	20,751	1,976	2,906	2,470	1,842
Non-interest income	59,621	43,058	34,413	33,136	35,455
Non-interest expense	131,441	122,032	102,516	94,813	86,892
Income tax expense	9,870	13,303	10,443	14,836	8,801
Net income	68,499	66,538	53,117	33,117	23,912
Preferred stock dividend	—	—	—	—	(42)
Net income available to common shareholders	68,499	66,538	53,117	33,117	23,870
Cash dividends declared	$21,183	$20,835	$15,418	$11,720	$8,382
Per Share Data
Basic earnings per share(1)	$1.56	$1.53	$1.39	$0.96	$0.79
Diluted earnings per share(1)	1.55	1.53	1.38	0.95	0.79
Cash dividends declared per common share(1)	0.48	0.46	0.40	0.33	0.27
Book value per common share(1)	$15.78	$14.59	$12.82	$11.93	$10.25
Weighted-average shares outstanding:
Basic(1)	44,044,737	43,493,316	38,347,059	34,553,736	29,981,592
Diluted(1)	44,123,076	43,597,595	38,495,231	34,760,439	30,123,615
Period End Totals
Loans, net of deferred loan fees and unearned income	$3,867,383	$3,636,841	$3,013,332	$2,831,995	$2,135,986
Allowance for credit losses	57,027	17,667	17,820	16,394	14,837
Total assets	5,886,614	5,246,829	4,246,688	3,964,303	3,141,156
Total deposits	4,531,133	3,931,002	3,139,376	2,881,003	2,471,210
Total borrowings	$590,151	$606,052	$588,221	$601,810	$304,945
Ratios
Loan to deposit	85.65%	92.62%	96.02%	98.41%	86.76%
Loan to total funding	75.78%	80.25%	80.87%	81.40%	77.23%
Return on average assets	1.22%	1.35%	1.31%	0.97%	0.81%
Average stockholders’ equity to average total assets	11.82%	12.28%	11.65%	11.15%	10.22%
Return on average stockholders’ equity	10.29%	10.98%	11.22%	8.74%	7.92%
Dividend payout ratio (dividends divided by basic earnings per share)	30.77%	30.07%	28.78%	34.38%	34.18%
Price to book value ratio	100.51%	130.27%	123.09%	155.28%	182.13%
Price to earnings ratio	10.23x	12.42x	11.35x	19.31x	23.63x

(1) Adjusted for 3:2 stock splits on June 15, 2018 and November 14, 2016

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in northern and central Indiana and southern and central Michigan through its bank subsidiary, Horizon Bank. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. The Bank was founded in 1873 as a national association, and it remained a national association until its conversion to an Indiana commercial bank effective June 23, 2017. The Bank is a full–service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. All share data included below has been adjusted to reflect Horizon’s three–for–two stock split paid on June 15, 2018.
2020 Highlights
Following are some highlights of Horizon’s financial performance during 2020:
•Earned record net income of $68.5 million, or $1.55 diluted earnings per share, compared to $66.5 million, or $1.53 diluted earnings per share, for 2019.
•Grew pre–tax, pre–provision net income to a record $99.1 million for 2020, compared to $81.8 million for 2019. This non–GAAP financial measure is utilized by banks to provide a greater understanding of pre–tax profitability before giving effect to credit loss expense. (See the “Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income” table below.)
•Grew net interest income to a record $170.9 million for 2020, compared to $160.8 million for 2019. Adjusted net interest income for 2020 was $167.8 million compared to $155.2 million for 2019. (See the “Non–GAAP Reconciliation of Net Interest Margin” table below.)
•Reported return on average assets (“ROAA”) of 1.22% and return on average common equity (“ROACE”) of 10.29% for 2020, as well as adjusted ROAA of 1.22% and adjusted ROACE of 10.19%, excluding the impact of gains on sale of investment securities, death benefit on bank owned life insurance and prepayment penalties on borrowings, net of tax. (See the “Non–GAAP Reconciliation of Return on Average Assets and Return on Average Common Equity” tables below.)
•Grew mortgage–related non–interest income by 106.8% from 2019 with gain on mortgage loan sales of $26.7 million and net mortgage servicing income of $(3.7) million. The bank originated $756.9 million in mortgage loans during 2020, up 85.1% from 2019.
•Total non–interest income, excluding gains on sale of investment securities and death benefit on bank owned life insurance, grew to a record $55.1 million, up 29.4% from 2019, supported by increases in mortgage–related gains and servicing income.
•Reported net interest margin (“NIM”) of 3.44% and adjusted NIM of 3.38%, with reported NIM declining by 25 basis points and adjusted NIM declining by 19 basis points from 2019. (See the “Non–GAAP Reconciliation of Net Interest Margin” table for the definition of this non–GAAP calculation).
•Increased the allowance for credit losses (“ACL”) by 222.8% from 2019 to $57.0 million at December 31, 2020, representing 1.47% of total loans, reflecting our January 2020 implementation of the Current Expected Credit Losses (“CECL”) accounting method and prudent increases in the allocation for the Company's identified stressed portfolios. ACL at period end also represented 1.55% of loans excluding $208.9 million in Federal Paycheck Protection Program (“PPP”) loans, and 212.7% of non–performing loans.
•COVID–19 deferral levels improved to 3.3% of total loans at period end, compared to 4.1% at September 30, 2020 and 14.3% at June 30, 2020, and the bank experienced no material specific loan losses attributed to COVID–19 closures in 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
•Maintained solid asset quality metrics, including non–performing and delinquent loans representing 0.6% and 0.19% of total loans, respectively, at December 31, 2020, while net charge–offs were 0.05% of average outstanding loans for 2020.
•The efficiency ratio for 2020 was 57.01% compared to 59.86% for 2019. The adjusted efficiency ratio was 57.20% compared to 57.23% for 2019. (See the “Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio” tables below.)
•Horizon's tangible book value per share increased from $10.63 at December 31, 2019 to $11.81 at December 31, 2020, which includes the accounting adjustment for CECL as of January 1, 2020. This represents the highest tangible book value per share in the Company's history. (See the “Non–GAAP Reconciliation of Tangible Stockholders' Equity and Tangible Book Value per Share” tables below.)
•Maintained strong liquidity position including approximately $1.6 billion in cash and investment securities, which is approximately 26.3% of total assets, and approximately $1.0 billion in unused availability on lines of credit, at December 31, 2020.
•Continued over thirty years of uninterrupted dividends, and as of year–end, we had in excess of $127 million in cash at the holding company, which provides us with considerable future optionality to build shareholder value.
Critical Accounting Policies
The Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10–K for 2020 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, goodwill and intangible assets, mortgage servicing rights, derivative instruments and valuation measurements as critical accounting policies.
Allowance for Credit Losses
The allowance for credit losses on loans and leases (“ACL”) replaces the allowance for loan and lease losses as a credit accounting estimate, as of January 1, 2020 with the adoption of ASU 2016–13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
The allowance for credit losses represents management’s best estimate of current expected credit losses over the life of the portfolio of loans and leases. Estimating credit losses requires judgment in determining loan specific attributes impacting the borrower’s ability to repay contractual obligations. Other factors such as economic forecasts used to determine a reasonable and supportable forecast, prepayment assumptions, the value of underlying collateral, and changes in size composition and risks within the portfolio are also considered.
The allowance for credit losses is assessed at each balance sheet date and adjustments are recorded in the provision for credit losses. The allowance is estimated based on loan level characteristics using historical loss rates, a reasonable and supportable economic forecast. Loan losses are estimated using the fair value of collateral for collateral–dependent loans, or when the borrower is experiencing financial difficulty such that repayment of the loan is expected to be made through the operation or sale of the collateral. Loan balances considered uncollectible are charged–off against the ACL. Assets purchased with credit deterioration (“PCD”) represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination at the acquisition date. At acquisition, the allowance for credit losses on PCD assets is booked directly to the ACL. Any subsequent changes in the ACL on PCD assets is recorded through the provision for credit losses. Management believes that the ACL is adequate to absorb the expected life of loan credit losses on the portfolio of loans and leases as of the balance sheet date. Actual losses incurred may differ materially from our estimates. Particularly, the impact of COVID–19 on both borrower credit and the greater macroeconomic environment is uncertain and changes in the duration, spread and severity of the virus will affect our loss experience.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Allowance for Credit Losses on Off–Balance Sheet Credit Exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Company determines the estimated amount of expected credit extensions based on historical usage to calculate the amount of exposure for a loss estimate. After review of the expected credit losses on off–balance sheet exposures, the Company determined the amount not being recorded as immaterial at this time.
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
Allowance for Credit Losses on Held to Maturity Securities
For held to maturity securities, the Company conducts an assessment of its held to maturity securities at the time of purchase and on at least an annual basis to ensure such investment securities remain within appropriate levels of risk and continue to perform satisfactorily in fulfilling its obligations. The Company considers, among other factors, the nature of the securities and credit ratings or financial condition of the issuer. If available, the Company obtains a credit rating for issuers from the Nationally Recognized Statistical Rating Organization (“NRSRO”) for consideration. If this assessment indicates that a material credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss. After completing this assessment, management determined any credit losses as of December 31, 2020 were not material to the consolidated financial statements.
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2020, Horizon had core deposit intangibles of $23.0 million subject to amortization and $151.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID–19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the assessment, the Company determined that as of December 31, 2020, it was more likely than not that the fair value exceeded its carrying value. Horizon will continue to monitor developments regarding the COVID–19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
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
Generally, when market interest rates decline and other factors favorable to prepayments occur, there is a corresponding increase in prepayments as customers refinance existing mortgages under more favorable interest rate terms. When a mortgage loan is prepaid, the anticipated cash flows associated with servicing that loan are terminated, resulting in a reduction of the fair value of the capitalized mortgage servicing rights. To the extent that actual borrower prepayments do not react as anticipated by the prepayment model (i.e., the historical data observed in the model does not correspond to actual market activity), it is possible that the prepayment model could fail to accurately predict mortgage prepayments and could result in significant earnings volatility. To estimate prepayment speeds, Horizon utilizes a third–party prepayment model, which is based upon statistically derived data linked to certain key principal indicators involving historical borrower prepayment activity associated with mortgage loans in the secondary market, current market interest rates and other factors, including Horizon’s own historical prepayment experience. For purposes of model valuation, estimates are made for each product type within the mortgage servicing rights portfolio on a monthly basis. In addition, on a quarterly basis Horizon engages a third party to independently test the value of its servicing asset.
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
Analysis of Financial Condition
Horizon’s total assets were $5.9 billion as of December 31, 2020, an increase of $639.8 million from December 31, 2019. The increase was primarily in investment securities available for sale of $299.2 million, net loans of $191.2 million, cash and due from banks of $150.9 million and other assets of $26.9 million, offset by a decrease in investment securities held to maturity of $39.2 million.
Investment Securities
Investment securities carrying values totaled $1.3 billion at December 31, 2020, and consisted of Treasury and federal agency securities of $19.7 million (1.5%); state and municipal securities of $995.3 million (76.4%); federal agency mortgage–backed pools of $127.4 million and federal agency collateralized mortgage obligations of $150.1 million (21.3%); and corporate securities of $10.2 million (0.8%).
As indicated above, 21.3% of the investment portfolio consists of mortgage–backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage–backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2020, the mortgage–backed securities and collateralized mortgage obligations in the investment portfolio had an average duration of 2.46 years. Securities that have interest rates above current market rates are purchased at a premium.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Available for sale municipal securities are priced by a third party using a pricing grid which estimates prices based on recent sales of similar securities. All municipal securities are investment grade or local non–rated issues. A credit review is performed annually on the municipal securities portfolio.
At December 31, 2020 and 2019, 87.1% and 80.1%, respectively, of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net appreciation on these securities totaled $43.7 million, which resulted in a balance of $34.4 million, net of tax, included in stockholders’ equity at December 31, 2020. This compared to net appreciation on securities which totaled $9.9 million, net of tax, included in stockholders’ equity at December 31, 2019.
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
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. There are no Level 1 securities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and Federal agency securities, State and municipal securities, Federal agency collateralized mortgage obligations, Federal agency mortgage-backed pools and corporate notes. For Level 2 securities, Horizon uses a third party service to determine fair value. In performing the valuations, the pricing service relies on models that consider security–specific details as well as relevant industry and economic factors. The most significant of these inputs are quoted market prices, interest rate spreads on relevant benchmark securities and certain prepayment assumptions. To verify the reasonableness of the fair value determination by the service, Horizon has a portion of the Level 2 securities priced by an independent securities broker–dealer.
Unrealized gains and losses on available for sale securities, deemed temporary, are recorded, net of income tax, in a separate component of other comprehensive income on the balance sheet.
As a member of the Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of the Federal Home Loan Bank. The investment in common stock is based on a predetermined formula. At December 31, 2020 and 2019, Horizon had investments in the common stock of the Federal Home Loan Bank totaling $23.0 million and $22.4 million, respectively.
At December 31, 2020, Horizon did not maintain a trading account.
For more information about securities, see Note 4 – Securities to the Consolidated Financial Statements at Item 8.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Total Loans
Total loans, net of deferred fees/costs, the principal earning asset of the Bank, were $3.8 billion at December 31, 2020. The current level of total loans increased 5.3% from the December 31, 2019, level of $3.6 billion primarily due to an increase in mortgage warehouse loans and PPP loans originated during the year. The table below provides comparative detail on the loan categories.

	December 31,	December 31,	Dollar	Percent
	2020	2019	Change	Change
Commercial
Owner occupied real estate	$496,306	$519,429	$(23,123)	(4.5)%
Non–owner occupied real estate	999,636	972,568	27,068	2.8%
Residential spec homes	10,070	12,923	(2,853)	(22.1)%
Development & spec land	26,372	35,940	(9,568)	(26.6)%
Commercial and industrial	659,887	505,791	154,096	30.5%
Total commercial	2,192,271	2,046,651	145,620	7.1%
Real estate
Residential mortgage	598,700	751,031	(152,331)	(20.3)%
Residential construction	25,586	19,686	5,900	30.0%
Mortgage warehouse	395,626	150,293	245,333	163.2%
Total real estate	1,019,912	921,010	98,902	10.7%
Consumer
Direct installment	38,046	41,757	(3,711)	(8.9)%
Indirect installment	357,511	348,658	8,853	2.5%
Home equity	259,643	278,765	(19,122)	(6.9)%
Total consumer	655,200	669,180	(13,980)	(2.1)%
Total loans	3,867,383	3,636,841	230,542	6.3%
Allowance for loan losses	(57,027)	(17,667)	(39,360)	222.8%
Loans, net	$3,810,356	$3,619,174	$191,182	5.3%
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

Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31,	December 31,	December 31,
	2020	2019	2018
Commercial	$2,218,812	$1,980,948	$1,676,013
Real estate	725,168	778,844	641,161
Mortgage warehouse	259,727	107,259	82,240
Consumer	663,405	633,598	511,327
Total average loans	$3,867,112	$3,500,649	$2,910,741

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Commercial Loans
Commercial loans totaled $2.2 billion, or 56.7% of total loans as of December 31, 2020, compared to $2.0 billion, or 56.3% as of December 31, 2019. The increase during 2020 was primarily due to the origination of PPP loans during 2020 which totaled $208.9 million at December 31, 2020, offset by principal reductions from payments.
Commercial loans consisted of the following types of loans at December 31:

	December 31, 2020			December 31, 2019
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed	1,985	$264,727	12.1%	325	$65,661	3.2%
Municipal government	66	59,932	2.7%	73	63,572	3.1%
Lines of credit	1,334	437,487	20.0%	1,328	407,558	19.9%
Real estate and equipment	4,121	1,430,124	65.2%	4,456	1,509,860	73.8%
Total	7,506	$2,192,270	100.0%	6,182	$2,046,651	100.0%
Fixed rate term loans with a book value of $432.5 million and a fair value of $466.4 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2020 equally offset each other. Fair values are determined by the counterparty using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are Level 3 inputs under the fair value hierarchy as described above.
At December 31, 2020, the commercial loan portfolio held $295.8 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $230.3 million were at their floor at December 31, 2020.
Residential Real Estate Loans
Residential real estate loans totaled $624.3 million, or 16.1% of total loans as of December 31, 2020, compared to $770.7 million, or 21.2% of total loans as of December 31, 2019. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The decrease during 2020 was primarily due to the increase in refinance activity during the year as a result of historically low interest rates.
In addition to the customary real estate loans described above, the Bank also had outstanding on December 31, 2020, $226.6 million in home equity lines of credit compared to $238.0 million at December 31, 2019. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credit lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the Loans table above and in Note 5 of the Consolidated Financial Statements at Item 8.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Residential real estate lending is a highly competitive business. As of December 31, 2020, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2020			December 31, 2019
	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$189,197	30.3%	4.03%	$160,742	20.9%	4.33%
Biweekly payment	—	—%	—%	—	—%	—%
Adjustable rate
Monthly payment	435,089	69.7%	3.83%	609,975	79.1%	3.96%
Biweekly payment	—	—%	—%	—	—%	—%
Subtotal	624,286	100.0%	3.92%	770,717	100.0%	4.06%
Loans held for sale	13,538			4,088
Total real estate loans	$637,824			$774,805
The decrease in adjustable rate residential mortgage loans and increase in fixed rate residential mortgage loans during 2020 was primarily due to the decrease in overall interest rates. In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2020 and 2019, approximately $584.1 million and $269.7 million, respectively, of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.5 billion and $1.4 billion at December 31, 2020 and 2019.
The aggregate fair value of capitalized mortgage servicing rights at December 31, 2020, totaled approximately $12.4 million compared to the carrying value of $12.5 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31,	December 31,	December 31,
	2020	2019	2018
Mortgage servicing rights
Balances, January 1	$15,046	$12,876	$12,189
Servicing rights capitalized	5,530	3,547	1,883
Amortization of servicing rights	(2,932)	(1,377)	(1,196)
Balances, December 31	17,644	15,046	12,876
Impairment allowance
Balances, January 1	(719)	(527)	(587)
Additions	(5,106)	(234)	(78)
Reductions	653	42	138
Balances, December 31	(5,172)	(719)	(527)
Mortgage servicing rights, net	$12,472	$14,327	$12,349
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
At December 31, 2020, the mortgage warehouse loan balance was $395.6 million compared to $150.3 million as of December 31, 2019. The increase in mortgage warehouse loans reflected a decrease in long–term interest rates in 2020 and higher refinance volume.
Consumer Loans
Consumer loans totaled $655.2 million, or 16.9% of total loans as of December 31, 2020, compared to $669.2 million, or 18.4% as of December 31, 2019. The decrease during 2020 was due to home equity loans paying down when they were refinanced through first mortgages.
Allowance and Provision for Credit Losses
At December 31, 2020, the allowance for credit losses was $57.0 million, or 1.47% of total loans outstanding, compared to $17.7 million, or 0.49%, at December 31, 2019. During 2020, the expense for provision for credit losses totaled $20.8 million compared to $2.0 million in 2019. The increase credit loss expense during 2020 reflects our January 2020 implementation of the CECL accounting method and prudent increases in the allocation for the Company's identified stressed portfolios.
Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for credit losses is determined to bring the total ACL to a level called for by the analysis. In addition to the adoption of the CECL accounting method, Horizon's reserve build during 2020 includes allocations for potential future loan losses related to economic factors and the nature and characteristics of its loan portfolios, primarily related to the impact on non–essential businesses caused by COVID–19 closures and the slow pace of reopening and economic recovery. Through December 31, 2020, Horizon has not recorded any material specific loan losses attributed to COVID–19 closures.
No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for credit losses. Horizon considers the allowance for credit losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–performing Loans
Non–performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. Management continues to work diligently toward returning non–performing loans to an earning asset basis. Non–performing loans for the previous three years ending December 31 are as follows:

	December 31,	December 31,	December 31,
	2020	2019	2018
Non–performing loans	$26,807	$21,185	$15,175
Non–performing loans total 47.0%, 119.9% and 85.2% of the allowance for credit losses at December 31, 2020, 2019 and 2018, respectively. Non–performing loans at December 31, 2020 totaled $26.8 million, an increase from a balance of $21.2 million as of December 31, 2019 and an increase from the balance of $15.2 million as of December 31, 2018. The increase in non–performing loans in 2020 was primarily due to two commercial relationships moving to non–accrual, neither of which were the direct result of the economic slowdown. Non–performing loans as a percentage of total loans was 0.69% as of December 31, 2020, an increase from 0.58% as of December 31, 2019 and 0.50% from December 31, 2018.
COVID–19 related loan deferrals decreased to $126.7 million, or 3.3% of total loans at December 31, 2020, compared to $160.1 million, or 4.1% of total loans at September 30, 2020 and $533.9 million, or 14.3% of total loans at June 30, 2020.
Other Real Estate Owned (“OREO”) net of any related allowance for OREO losses for the previous three years ending December 31 were as follows:

	December 31,	December 31,	December 31,
	2020	2019	2018
Other real estate owned	$1,908	$3,726	$2,027
OREO totaled $1.9 million on December 31, 2020, a decrease of $1.8 million from December 31, 2019 and $119,000 from December 31, 2018. On December 31, 2020, OREO was comprised of 7 properties, all of which were commercial real estate.
No mortgage warehouse loans were non–performing or OREO as of December 31, 2020, 2019 or 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Deferred Tax
Horizon had a net deferred tax asset totaling $188,000 as of December 31, 2020 and a net deferred tax liability of $3.5 million as of December 31, 2019. The following table shows the major components of deferred tax:

	December 31,	December 31,
	2020	2019
Assets
Allowance for loan losses	$13,966	$4,120
Net operating loss and tax credits (from acquisitions)	3	54
Director and employee benefits	2,035	1,890
Accrued pension	—	775
Other	3,139	2,145
Total assets	19,143	8,984
Liabilities
Depreciation	(4,374)	(4,456)
State tax	(315)	(10)
Federal Home Loan Bank stock dividends	(363)	(368)
Difference in basis of intangible assets	(2,921)	(3,427)
Fair value adjustment on acquisitions	(3,284)	(2,488)
Unrealized gain on AFS securities and fair value hedge	(7,404)	(1,710)
Other	(294)	(63)
Total liabilities	(18,955)	(12,522)
Net deferred tax asset/(liability)	$188	$(3,538)
Deposits
The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $4.5 billion at December 31, 2020, compared to $3.9 billion at December 31, 2019. Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the
	Years Ended December 31			Years Ended December 31
	2020	2019	2018	2020	2019	2018
Non–interest bearing demand deposits	$919,449	$757,389	$624,576
Interest bearing demand deposits	1,267,617	1,024,099	827,255	0.19%	0.68%	0.33%
Savings deposits	625,842	552,101	416,404	0.12%	0.32%	0.08%
Money market	615,722	483,187	403,475	0.38%	1.09%	0.74%
Time deposits	818,736	948,550	771,853	1.60%	2.07%	1.57%
Total deposits	$4,247,366	$3,765,326	$3,043,563

The $482.0 million increase in average deposits during 2020 was primarily due to the level of stimulus payments received by our customers, in addition to commercial customers depositing their proceeds from PPP lending. The transactional accounts average balances, as the lower cost funding sources, increased $611.9 million and the average balances for higher cost time deposits decreased $129.8 million. Horizon continually enhances its interest

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.
Certificates of deposit of $250,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2020:

Due in three months or less	$50,496
Due after three months through six months	72,142
Due after six months through one year	52,677
Due after one year	67,102
$242,417
Interest expense on time certificates of $100,000 or more was approximately $5.0 million, $10.7 million, and $6.8 million for 2020, 2019 and 2018. Interest expense on time certificates of $250,000 or more was approximately $2.9 million, $7.4 million and $4.6 million for 2020, 2019 and 2018.
Off–Balance Sheet Arrangements
As of December 31, 2020, Horizon did not have any off–balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off–balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.
Contractual Obligations
The following tables summarize Horizon’s contractual obligations and other commitments to make payments as of December 31, 2020:

	Total	Within One Year	One to Three Years	Three to Five Years	After Five Years
Certificates of deposit	$675,218	$445,914	$195,558	$33,524	$222
Borrowings(1)	475,000	174,516	220	100,190	200,074
Subordinated notes(2)	58,603	—	—	—	58,603
Junior subordinated debentures issued to capital trusts(3)	56,548	—	—	—	56,548

(1) Includes debt obligations to the Federal Home Loan Bank and term repurchase agreements with maturities beyond one year borrowed by Horizon's banking subsidiary. See Note 12 in Horizon's Consolidated Financial Statements at Item 8.

(2) Includes subordinated notes issued by Horizon Bancorp, Inc.
(3) Includes Trust Preferred Capital Securities issued by Horizon Statutory Trusts II and III and those assumed in the acquisitions of Alliance Bank in 2005, American Trust in 2009, Heartland in 2012, LaPorte/City Savings in 2016 and Salin in 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	Expiration by Period
	Within One Year	Greater Than One Year
Letters of credit	$3,717	$8,711
Unfunded loan commitments	430,306	487,105
Capital Resources
Horizon has no material commitments for capital expenditures as of December 31, 2020. Horizon’s sources of funds and liquidity are discussed below in the section captioned “Liquidity” in this Item 7.
Results of Operations
Net Income
Consolidated net income was $68.5 million, or $1.55 per diluted share, in 2020, $66.5 million or $1.53 per diluted share in 2019, and $53.1 million or $1.38 per diluted share in 2018. The increase in net income from the previous year reflects an increase in net interest income of $10.1 million, an increase in non–interest income of $16.6 million and a decrease in income tax expense of $3.4 million, partially offset by an increase in credit loss expense of $18.8 million and non–interest expenses of $9.4 million. The increase in diluted earnings per share compared to the previous year reflects an increase in net income, partially offset by an increase in diluted shares. Adjusted net income for the year ended December 31, 2020 was $67.8 million, or $1.53 diluted earnings per share, compared to $70.7 million, or $1.63 diluted earnings per share, for the year ended December 31, 2019. (See the “Non–GAAP Reconciliation of Net Income and Diluted Earnings per Share” table under the heading “Use of Non–GAAP Financial Measures” below for the definition of adjusted net income.)
Net Interest Income
The largest component of net income is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on deposits and borrowings. Changes in the net interest income are the result of changes in volume and the net interest spread which affects the net interest margin. Volume refers to the average dollar levels of interest earning assets and interest bearing liabilities. Net interest spread refers to the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities.
Net interest income during 2020 was $170.9 million, an increase of $10.1 million, or 6.3%, over the $160.8 million earned in 2019. Yields on the Company’s interest earning assets decreased by 64 basis points to 4.11% during 2020 from 4.75% in 2019. Interest income decreased $3.0 million to $205.4 million for 2020 from $208.3 million in 2019. This decrease was due to the overall decrease in interest rates during 2020, offset by an increase in the recognition of interest income from the acquisition–related purchase accounting adjustments of approximately $1.3 million from $5.6 million in 2019 to $6.9 million in 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Interest expense decreased $13.1 million from $47.5 million in 2019 to $34.4 million in 2020. This decrease was due to the overall decrease in interest rates during 2020 and was partially offset by $3.8 million in prepayment penalties on borrowings. The prepayment penalties on borrowings were incurred as part of a deleverage strategy in which $83.0 million in FHLB advances with an average cost of 2.61% were paid off during the 4th quarter of 2020. The decrease in rates paid on interest bearing liabilities in addition to the decrease in the yield on the Company’s interest earning assets resulted in a decrease in the net interest margin of 25 basis points from 3.69% for 2019 to 3.44% in 2020. Excluding interest income recognized from acquisition–related purchase accounting adjustments and prepayment penalties on borrowings, the margin would have been 3.38% for 2020 compared to 3.57% for 2019. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin.

Net interest income during 2019 was $160.8 million, an increase of $26.2 million, or 19.5%, over the $134.6 million earned in 2018. Yields on the Company’s interest earning assets increased by 19 basis points to 4.75% during 2019 from 4.56% in 2018. Interest income increased $42.2 million to $208.3 million for 2019 from $166.2 million in 2018. This increase was due to increased volume in interest earning assets primarily due to the Salin acquisition, offset by a decrease in the recognition of interest income from the acquisition–related purchase accounting adjustments of approximately $499,000 from $6.1 million in 2018 to $5.6 million in 2019.
Interest expense increased $15.9 million from $31.6 million in 2018 to $47.5 million in 2019. This increase was due to increased volume in interest bearing liabilities primarily due to the Salin acquisition. The increase in the yield on the Company's interest earning assets combined with the increase in rates paid on interest bearing liabilities resulted in a decrease in the net interest margin of two basis points from 3.71% for 2018 to 3.69% in 2019. Excluding interest income recognized from acquisition–related purchase accounting adjustments, the margin would have been 3.57% for 2019 compared to 3.54% for 2018. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company's net interest margin.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets
Federal funds sold	$61,408	$154	0.25%	$21,301	$511	2.40%	$4,696	$115	2.45%
Interest earning deposits	25,943	268	1.03%	19,601	342	1.74%	24,491	393	1.60%
Investment securities – taxable	459,551	8,071	1.76%	474,833	11,753	2.48%	431,970	10,113	2.34%
Investment securities – non–taxable(1)	706,092	17,213	3.09%	454,066	12,095	3.34%	326,040	8,069	3.13%
Loans receivable(2)(3)(4)	3,867,112	179,672	4.66%	3,500,649	183,631	5.27%	2,910,741	147,478	5.08%
Total interest earning assets(1)	5,120,106	205,378	4.11%	4,470,450	208,332	4.75%	3,697,938	166,168	4.56%
Non–interest earning assets
Cash and due from banks	84,065			62,920			44,645
Allowance for loan losses	(46,329)			(18,019)			(16,964)
Other assets	470,941			417,707			337,016
Total average assets	$5,628,783			$4,933,058			$4,062,635
Liabilities and Stockholders’ Equity
Interest bearing liabilities
Interest bearing deposits	$3,327,917	$18,556	0.56%	$3,007,937	$33,690	1.12%	$2,418,987	$18,225	0.75%
Borrowings	559,953	11,430	2.04%	468,159	10,672	2.28%	492,830	11,009	2.23%
Subordinated notes	30,610	1,824	5.96%	—	—	—%	—	—	—%
Junior subordinated debentures issued to capital trusts	56,427	2,628	4.66%	50,134	3,179	6.34%	36,547	2,365	6.47%
Total interest bearing liabilities	3,974,907	34,438	0.87%	3,526,230	47,541	1.35%	2,948,364	31,599	1.07%
Non–interest bearing liabilities
Demand deposits	919,449			757,389			624,576
Accrued interest payable and other liabilities	68,961			43,720			16,275
Stockholders’ equity	665,466			605,719			473,420
Total average liabilities and stockholders’ equity	$5,628,783			$4,933,058			$4,062,635
Net interest income/spread		$170,940	3.24%		$160,791	3.40%		$134,569	3.49%
Net interest income as a percent of average interest earning assets(1)			3.44%			3.69%			3.71%

(1) Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon's subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2020.

(2) Yields are presented on a tax–equivalent basis.
(3) Non–accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees.
(4) Loan fees and late fees included in interest on loans aggregated $16.6 million, $9.8 million and $7.7 million in 2020, 2019 and 2018, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	2020 - 2019			2019 - 2018
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Federal funds sold	$(357)	$379	$(736)	$396	$398	$(2)
Interest earning deposits	(74)	90	(164)	(51)	(83)	32
Investment securities – taxable	(3,682)	(368)	(3,314)	1,640	1,040	600
Investment securities – non–taxable	5,118	7,854	(2,736)	4,026	4,239	(213)
Loans receivable	(3,959)	18,253	(22,212)	36,153	30,914	5,239
Total interest income	(2,954)	26,208	(29,162)	42,164	36,508	5,656
Interest Expense
Interest bearing deposits	(15,134)	3,269	(18,403)	15,465	5,137	10,328
Borrowings	758	1,950	(1,192)	(337)	(559)	222
Subordinated notes	1,824	1,824	—	—	—	—
Junior subordinated debentures issued to capital trusts	(551)	365	(916)	814	862	(48)
Total interest expense	(12,552)	7,043	(19,595)	15,128	4,578	10,550
Net interest income	$9,598	$19,165	$(9,567)	$27,036	$31,930	$(4,894)
Credit Loss Expense
Horizon assesses the adequacy of its ACL by regularly reviewing the performance of its loan portfolios. Credit loss expense totaled $20.8 million in 2020 compared to $2.0 million in 2019. Total loan net charge–offs were $1.9 million, which included commercial loan net charge–offs of $497,000, residential mortgage loan net charge–offs of $167,000 and consumer loan net charge–offs of $1.2 million for the year ending December 31, 2020. The higher level of credit loss expense for 2020 was due to the adoption of CECL at the beginning of 2020 increasing credit loss expense for economic factors due to the economic shutdown and exposures to loans with nature and characteristics that have greater loss exposure due to economic uncertainty brought on by COVID–19.
Credit loss expense totaled $2.0 million in 2019 compared to $2.9 million in 2018. Total loan net charge–offs were $2.1 million, which included commercial loan net charge–offs of $664,000, residential mortgage loan net charge–offs of $47,000 and consumer loan net charge–offs of $1.4 million for the year ending December 31, 2019. The lower level of credit loss expense for loan losses in 2019 was due to all–time low historical loss rates and stable economic factors.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–interest Income
The following is a summary of changes in non–interest income:

	Twelve Months Ended December 31		2019 - 2020		Twelve Months Ended December 31		2018 - 2019
Non–interest Income	2020	2019	Amount Change	Percent Change	2019	2018	Amount Change	Percent Change
Service charges on deposit accounts	$8,848	$9,959	$(1,111)	(11.2)%	$9,959	$7,762	$2,197	28.3%
Wire transfer fees	1,000	653	347	53.1%	653	612	41	6.7%
Interchange fees	9,306	7,655	1,651	21.6%	7,655	5,715	1,940	33.9%
Fiduciary activities	9,145	8,580	565	6.6%	8,580	7,827	753	9.6%
Gain (loss) on sale of investment securities	4,297	(75)	4,372	(5,829.3)%	(75)	(443)	368	(83.1)%
Gain on sale of mortgage loans	26,721	9,208	17,513	190.2%	9,208	6,613	2,595	39.2%
Mortgage servicing net of impairment	(3,716)	1,914	(5,630)	(294.1)%	1,914	2,120	(206)	(9.7)%
Increase in cash surrender value of bank owned life insurance	2,243	2,190	53	2.4%	2,190	1,912	278	14.5%
Death benefit on officer life insurance	264	580	(316)	(54.5)%	580	154	426	276.6%
Other income	1,513	2,394	(881)	(36.8)%	2,394	2,141	253	11.8%
Total non–interest income	$59,621	$43,058	$16,563	38.5%	$43,058	$34,413	$8,645	25.1%
During 2020, the Company originated approximately $584.1 million of mortgage loans to be sold on the secondary market, compared to $269.7 million in 2019 primarily due to the decrease in long–term interest rates. This increase in volume in addition to an increase in the percentage earned on the sale of mortgage loans, resulted in an increase in the overall gain on sale of mortgage loans of $17.5 million compared to the prior year. Gain on the sale of investment securities increased $4.4 million in 2020. Mortgage servicing net of impairment decreased by $5.6 million during 2020 compared to 2019 primarily due to net impairment charges of $4.5 million recorded during 2020. The increase in interchange fee income in 2020 compared to 2019 was the result of organic growth in transactional deposit accounts and volume during 2020. The decrease in service charges on deposit accounts income in 2020 was due to an increase in digital transactions and stimulus funds resulting in a decrease in non–sufficient funds fee income.
During 2019, the Company originated approximately $269.7 million of mortgage loans to be sold on the secondary market, compared to $188.8 million in 2018. This increase in volume offset by a decrease in the percentage earned on the sale of mortgage loans, resulted in an increase in the overall gain on sale of mortgage loans of $2.6 million compared to the prior year. Gain on the sale of investment securities increased $368,000 in 2019. Mortgage servicing net of impairment decreased by $206,000 during 2019 compared to 2018. The increase in service charges on deposit accounts and interchange fee income in 2019 compared to 2018 was the result of the deposits acquired from Salin, in addition to organic growth in transactional deposit accounts and volume during 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–interest Expense
The following is a summary of changes in non–interest expense:

	Twelve Months Ended December 31		2019 - 2020		Twelve Months Ended December 31		2018 - 2019
Non–interest Expense	2020	2019	Amount Change	Percent Change	2019	2018	Amount Change	Percent Change
Salaries	$47,024	$44,671	$2,353	5.3%	$44,671	$40,857	$3,814	9.3%
Commission and bonuses	10,428	6,861	3,567	52.0%	6,861	5,547	1,314	23.7%
Employee benefits	13,630	13,673	(43)	(0.3)%	13,673	10,219	3,454	33.8%
Net occupancy expenses	12,811	12,157	654	5.4%	12,157	10,482	1,675	16.0%
Data processing	9,200	8,480	720	8.5%	8,480	6,816	1,664	24.4%
Professional fees	2,433	1,946	487	25.0%	1,946	1,926	20	1.0%
Outside services and consultants	7,318	8,152	(834)	(10.2)%	8,152	5,271	2,881	54.7%
Loan expense	10,628	8,633	1,995	23.1%	8,633	6,341	2,292	36.1%
FDIC deposit insurance	1,855	252	1,603	636.1%	252	1,444	(1,192)	(82.5)%
Other losses	1,162	740	422	57.0%	740	665	75	11.3%
Other expenses	14,952	16,466	(1,514)	(9.2)%	16,466	12,948	3,518	27.2%
Total non–interest expense	$131,441	$122,031	$9,410	7.7%	$122,031	$102,516	$19,515	19.0%
For the twelve months ended December 31, 2020, commission and bonuses increased by $3.6 million reflecting record mortgage origination volume and related commission expense. Salaries increased $2.4 million reflecting a full year of additional employees from the Salin acquisition and annual merit increases. Loan expense increased $2.0 million primarily due to the increased volume in commercial and mortgage lending. The increase of $1.6 million in FDIC deposit insurance was due to the assessment credits the Bank received during the third quarter of 2019 as the FDIC reserve was overfunded at that time. Offsetting these increases was a decrease of $1.5 million in other expenses.
For the twelve months ended December 31, 2019, salaries, commission and bonuses, and employee benefits expense increased by $3.8 million, $1.3 million and $3.5 million, respectively, reflecting the acquisition of Salin, overall company growth and an increase of approximately 102 full and part–time employees. Outside services and consultants expense increased $2.9 million, primarily due to $2.5 million in merger–related expenses during 2019. Loan expense increased $2.3 million, primarily due to the increased volume in consumer lending and the timing of related origination and amortization costs. The increase in other expenses of $3.5 million, net occupancy expenses of $1.7 million and data processing of $1.7 million reflect the acquisition of Salin during the first quarter of 2019 and overall company growth. Offsetting these increases was a decrease of $1.2 million in FDIC deposit insurance. FDIC insurance decreased due to the assessment credits the Bank received during the third quarter of 2019 as the FDIC reserve was overfunded at that time.
Income Taxes
Income tax expense totaled $9.9 million for the year ended December 31, 2020, a decrease of $3.4 million when compared to the year ended December 31, 2019. The decrease was primarily due to the ability to recognize solar tax credits from completed projects the Company has invested in along with an increase in tax exempt municipal investments.
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
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Expected Replacement of London Interbank Offered Rate
The ARRC continues its work to the goal of finding suitable replacements for LIBOR. It is expected that a transition away from the widespread use of LIBOR to alternative reference rates and other potential interest rate benchmark reforms will occur beginning potentially in 2022. Although the full impact of such reforms and actions, together with any transition away from LIBOR remains unclear, we are preparing to transition from the LIBOR to an alternative reference rate.
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
Use of Non–GAAP Financial Measures
Certain information set forth in this report on Form 10–K refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non–GAAP financial measures relating to net income, diluted earnings per share, net interest margin, the allowance for credit losses, tangible stockholders’ equity, tangible book value per share, the return on average assets, the return on average common equity and pre–tax pre–provision net income. In each case, we have identified special circumstances that we consider to be adjustments and have excluded them, in order to show the impact of such events as acquisition–related purchase accounting adjustments, prepayment penalties on borrowings and the Tax Cuts and Jobs Act, among other matters we have identified in our reconciliations. Horizon believes these non–GAAP financial measures are helpful to investors and provide a greater understanding of our business without giving effect to the purchase accounting impacts and other adjustments. These measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure. See the following tables for reconciliations of the non–GAAP measures identified in this Form 10–K to their most comparable GAAP measures.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2020	2019	2018
Net income as reported	$68,499	$66,538	$53,117
Merger expenses	—	5,650	487
Tax effect	—	(987)	(102)
Net income excluding merger expenses	68,499	71,201	53,502
(Gain) / loss on sale of investment securities	(4,297)	75	443
Tax effect	902	(16)	(93)
Net income excluding (gain) / loss on sale of investment securities	65,104	71,260	53,852
Death benefit on bank owned life insurance (“BOLI”)	(264)	(580)	(154)
Net income excluding death benefit on BOLI	64,840	70,680	53,698
Prepayment penalties on borrowings	3,804	—	—
Tax effect	(799)	—	—
Net income excluding prepayment penalties on borrowings	67,845	70,680	53,698
Adjusted net income	$67,845	$70,680	$53,698

Non–GAAP Reconciliation of Diluted Earnings per Share
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2020	2019	2018
Diluted earnings per share (“EPS”) as reported	$1.55	$1.53	$1.38
Merger expenses	—	0.13	0.01
Tax effect	—	(0.02)	—
Diluted EPS excluding merger expenses	1.55	1.64	1.39
(Gain) / loss on sale of investment securities	(0.10)	—	0.01
Tax effect	0.02	—	—
Diluted EPS excluding (gain) / loss on sale of investment securities	1.47	1.64	1.40
Death benefit on bank owned life insurance (“BOLI”)	(0.01)	(0.01)	—
Diluted EPS excluding death benefit on BOLI	1.46	1.63	1.40
Prepayment penalties on borrowings	0.09	—	—
Tax effect	(0.02)	—	—
Diluted EPS excluding prepayment penalties on borrowings	1.53	1.63	1.40
Adjusted diluted EPS	$1.53	$1.63	$1.40

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Income
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2020	2019	2018
Pre–tax income	$78,369	$79,841	$63,560
Credit loss expense	20,751	1,976	2,906
Pre–tax, pre–provision income	$99,120	$81,817	$66,466

Pre–tax, pre–provision income	$99,120	$81,817	$66,466
Merger expenses	—	5,650	487
(Gain) / loss on sale of investment securities	(4,297)	75	443
Death benefit on bank owned life insurance	(264)	(580)	(154)
Prepayment penalties on borrowings	3,804	—	—
Adjusted pre–tax, pre–provision income	$98,363	$86,962	$67,242

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2020	2019	2018
Net interest income as reported	$170,940	$160,791	$134,569
Average interest earning assets	5,120,106	4,470,450	3,697,938
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	3.44%	3.69%	3.71%

Net interest income as reported	$170,940	$160,791	$134,569
Acquisition–related purchase accounting adjustments (“PAUs”)	(6,936)	(5,590)	(6,089)
Prepayment penalties on borrowings	3,804	—	—
Adjusted net interest income	$167,808	$155,201	$128,480
Adjusted net interest margin	3.38%	3.57%	3.54%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2020	2019	2018
Average assets	$5,628,783	$4,933,058	$4,062,635
Return on average assets (“ROAA”) as reported	1.22%	1.35%	1.31%
Merger expenses	—%	0.11%	0.01%
Tax effect	—%	(0.02)%	—%
ROAA excluding merger expenses	1.22%	1.44%	1.32%
(Gain) / loss on sale of investment securities	(0.08)%	—%	0.01%
Tax effect	0.02%	—%	—%
ROAA excluding (gain) / loss on sale of investment securities	1.16%	1.44%	1.33%
Death benefit on bank owned life insurance	—%	(0.01)%	—%
ROAA excluding death benefit on bank owned life insurance	1.16%	1.43%	1.33%
Prepayment penalties on borrowings	0.07%	—%	—%
Tax effect	(0.01)%	—%	—%
ROAA excluding prepayment penalties on borrowings	1.22%	1.43%	1.33%
Adjusted ROAA	1.22%	1.43%	1.33%

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2020	2019	2018
Average common equity	$665,466	$605,719	$473,420
Return on average common equity (“ROACE”) as reported	10.29%	10.98%	11.22%
Merger expenses	—%	0.93%	0.10%
Tax effect	—%	(0.16)%	(0.02)%
ROACE excluding merger expenses	10.29%	11.75%	11.30%
(Gain) / loss on sale of investment securities	(0.65)%	0.01%	0.09%
Tax effect	0.14%	—%	(0.02)%
ROACE excluding (gain) / loss on sale of investment securities	9.78%	11.76%	11.37%
Death benefit on bank owned life insurance	(0.04)%	(0.10)%	(0.03)%
ROACE excluding death benefit on bank owned life insurance	9.74%	11.66%	11.34%
Prepayment penalties on borrowings	0.57%	—%	—%
Tax effect	(0.12)%	—%	—%
ROACE excluding prepayment penalties on borrowings	10.19%	11.66%	11.34%
Adjusted ROACE	10.19%	11.66%	11.34%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)

	December 31,	September 30,	June 30,	March 31,	December 31,
	2020	2020	2020	2020	2019
Total stockholders’ equity	$692,216	$670,293	$652,206	$630,842	$656,023
Less: Intangible assets	174,193	175,107	176,020	176,961	177,917
Total tangible stockholders’ equity	$518,023	$495,186	$476,186	$453,881	$478,106

Common shares outstanding	43,880,562	43,874,353	43,821,878	43,763,623	44,975,771

Book value per common share	$15.78	$15.28	$14.88	$14.41	$14.59
Tangible book value per common share	$11.81	$11.29	$10.87	$10.37	$10.63

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2020	2019	2018
Non–interest expense as reported	$131,441	$122,032	$102,516
Net interest income as reported	170,940	160,791	134,569
Non–interest income as reported	$59,621	$43,058	$34,413

Non–interest expense / (Net interest income + Non–interest income) (“Efficiency Ratio”)	57.01%	59.86%	60.67%

Non–interest expense as reported	$131,441	$122,032	$102,516
Merger expenses	—	(5,650)	(487)
Non–interest expense excluding merger expenses	131,441	116,382	102,029
Net interest income as reported	170,940	160,791	134,569
Prepayment penalties on borrowings	3,804	—	—
Net interest income excluding prepayment penalties on borrowings	174,744	160,791	134,569
Non–interest income as reported	59,621	43,058	34,413
(Gain) / loss on sale of investment securities	(4,297)	75	443
Death benefit on bank owned life insurance	(264)	(580)	(154)
Non–interest income excluding (gain) / loss on sale of investment securities and death benefit on bank owned life insurance	$55,060	$42,553	$34,702

Adjusted efficiency ratio	57.20%	57.23%	60.28%

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
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales, cashflows and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the FHLB and the Federal Reserve Bank (“FRB”). At December 31, 2020, Horizon had available approximately $1.04 billion in available credit from various money center banks, including the FHLB and the FRB Discount Window. The following factors could impact Horizon’s funding needs in the future:
◦Horizon had outstanding borrowings of over $365.6 million with the FHLB and total borrowing capacity with the FHLB of $728.2 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or the FHLB could change collateral requirements, which could lower the Company’s borrowing availability.
◦If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could create an additional need for funding.
◦Horizon had a total of $180.0 million of unused Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.
◦Horizon had a total of $483.3 million of available collateral at the FRB secured by municipal securities. These securities may mature, call, or be sold, which would reduce the available collateral.
◦Horizon had approximately $632.4 million of unpledged investment securities at December 31, 2020.
◦A downgrade in Horizon’s ability to obtain credit due to factors such as deterioration in asset quality, a large charge to earnings, a decline in profitability or other financial measures, or a significant merger or acquisition could impact the availability of funding sources.
◦An act of terrorism or war, natural disasters, political events, or the default or bankruptcy of a major corporation, mutual fund, hedge fund or a government agency could affect the cost and availability of funding sources.
◦Market speculation or rumors about Horizon or the banking industry in general may adversely affect the cost and availability of normal funding sources.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
During 2020, cash flows were generated primarily from net cash received from sales, maturities, and prepayments of investment securities of $356.4 million and an increase in deposits of $600.1 million. Cash flows were used to purchase investments totaling $590.3 million, to fund an increase in loans of $234.2 million and a decrease in borrowings of $74.7 million. The net cash and cash equivalent position increased by $150.9 million during 2020.
The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2020. Interest on subordinated debentures and long-term borrowed funds is calculated based on current contractual interest rates.

	Total	Within One Year	One to Three Years	Three to Five Years	After Five Years
Remaining contractual maturities of time deposits	$675,218	$445,914	$195,558	$33,524	$222
Borrowings	475,000	174,516	220	100,190	200,074
Subordinated notes	58,603	—	—	—	58,603
Junior subordinated debentures issued to capital trusts	56,548	—	—	—	56,548
Loan commitments	917,411	430,306	487,105	—	—
Letters of credit	12,428	3,717	8,711	—	—
Total	$2,195,208	$1,054,453	$691,594	$133,714	$315,447
Interest Rate Sensitivity
The degree by which net interest income may fluctuate due to changes in interest rates is monitored by Horizon using computer simulation models, incorporating not only the current GAP position but the effect of expected repricing of specific financial assets and liabilities. When repricing opportunities are not properly aligned, net interest income may be affected when interest rates change. Forecasting results of the possible outcomes determines the exposure to interest rate risk inherent in Horizon’s balance sheet. The goal is to manage imbalanced positions that arise when the total amount of assets that reprice or mature in a given time period differs significantly from liabilities that reprice or mature in the same time period. The theory behind managing the difference between repricing assets and liabilities is to have more assets repricing in a rising rate environment and more liabilities repricing in a declining rate environment. Based on a model that assumes a lag in repricing, at December 31, 2020, the amount of assets that reprice within one year was 257% of liabilities that reprice within one year. At December 31, 2019, this same model reported that the amount of assets that reprice within one year was approximately 161% of the amount of liabilities that reprice within the same time period. During the year 2020, the increase in the cost of funding outpaced the increase in the yield of interest-earning assets resulting in a decrease in net interest margin.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	3 Months or Less	> 3 Months & </= 6 Months	> 6 Months & </= 1 Year	Greater Than 1 Year	Total
Loans	$1,759,514	$236,584	$447,257	$1,437,566	$3,880,921
Federal funds sold	155,288	—	—	—	155,288
Interest earning balances with banks	11,800	—	—	—	11,800
Investment securities and FHLB stock	50,637	32,894	77,262	1,164,931	1,325,724
Other assets	—	—	—	512,881	512,881
Total assets	$1,977,239	$269,478	$524,519	$3,115,378	$5,886,614

Non–interest bearing deposits	$24,909	$24,909	$49,818	$953,606	$1,053,242
Interest bearing deposits	198,934	241,517	403,644	2,633,796	3,477,891
Borrowed funds	60,797	58,140	16,819	454,395	590,151
Other liabilities	—	—	—	73,114	73,114
Stockholders’ equity	—	—	—	692,216	692,216
Total liabilities and stockholders’ equity	$284,640	$324,566	$470,281	$4,807,127	$5,886,614
GAP	$1,692,599	$(55,088)	$54,238	$(1,691,749)
Cumulative GAP	$1,692,599	$1,637,511	$1,691,749
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
The table which follows provides information about Horizon’s financial instruments that were sensitive to changes in interest rates as of December 31, 2020. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest earning assets and interest bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted–average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage–backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	2021	2022	2023	2024	2025	2026 & Beyond	Total	Fair Value December 31, 2020
Rate–sensitive assets
Fixed interest rate loans	$735,982	$419,249	$205,524	$124,376	$66,334	$92,082	$1,643,547	$1,543,967
Average interest rate	3.95%	3.97%	4.71%	4.62%	4.56%	4.62%	4.16%
Variable interest rate loans	1,713,622	162,388	119,039	92,309	79,135	70,881	2,237,374	2,236,919
Average interest rate	3.72%	4.18%	4.30%	4.22%	4.08%	3.84%	3.82%
Total loans	2,449,604	581,637	324,563	216,685	145,469	162,963	3,880,921	3,780,886
Average interest rate	3.79%	4.03%	4.56%	4.45%	4.30%	4.28%	3.97%
Securities, including FHLB stock	160,793	84,029	69,828	53,457	58,717	898,900	1,325,724	1,325,724
Average interest rate	2.22%	2.92%	3.15%	2.92%	2.93%	2.85%	2.80%
Other interest earning assets	167,088	—	—	—	—	—	167,088	167,088
Average interest rate	0.24%	—%	—%	—%	—%	—%	0.24%
Total earning assets	$2,777,485	$665,666	$394,391	$270,142	$204,186	$1,061,863	$5,373,733	$5,273,698
Average interest rate	3.48%	3.89%	4.31%	4.15%	3.90%	3.07%	3.56%
Rate–sensitive liabilities
Non–interest bearing deposits	$99,637	$90,211	$81,677	$73,950	$66,955	$640,812	$1,053,242	$1,053,242
NOW accounts	109,349	95,067	82,651	71,857	62,472	415,876	837,272	808,687
Average interest rate	0.07%	0.07%	0.07%	0.07%	0.07%	0.07%	0.07%
Savings and money market accounts	288,857	245,851	209,317	178,272	151,883	891,221	1,965,401	1,976,512
Average interest rate	0.13%	0.13%	0.13%	0.13%	0.13%	0.12%	0.12%
Certificates of deposit	445,914	151,805	43,753	23,807	9,717	222	675,218	681,323
Average interest rate	0.97%	0.92%	1.84%	1.80%	1.09%	0.14%	1.04%
Total deposits	943,757	582,934	417,398	347,886	291,027	1,948,131	4,531,133	4,519,764
Average interest rate	0.50%	0.30%	0.27%	0.20%	0.12%	0.07%	0.22%
Fixed interest rate borrowings	103,234	61,633	85,211	58,968	57,877	108,077	475,000	483,245
Average interest rate	0.72%	0.38%	1.19%	1.40%	0.59%	1.32%	0.97%
Variable interest rate borrowings	56,548	—	—	—	58,603	—	115,151	110,301
Average interest rate	4.87%	—%	—%	—%	5.63%	—%	5.25%
Total funds	$1,103,539	$644,567	$502,609	$406,854	$407,507	$2,056,208	$5,121,284	$5,113,310
Average interest rate	0.74%	0.31%	0.43%	0.38%	0.98%	0.14%	0.40%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required under this item is incorporated by reference to the information appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	December 31 2020	December 31 2019
Assets
Cash and due from banks	$249,711	$98,831
Interest-earning time deposits	8,965	8,455
Investment securities, available for sale	1,134,025	834,776
Investment securities, held to maturity (fair value of $179,990 and $215,147)	168,676	207,899
Loans held for sale	13,538	4,088
Loans, net of allowance for credit losses of $57,027 and $17,667	3,810,356	3,619,174
Premises and equipment, net	92,416	92,209
Federal Home Loan Bank stock	23,023	22,447
Goodwill	151,238	151,238
Other intangible assets	22,955	26,679
Interest receivable	21,396	18,828
Cash value of life insurance	96,751	95,577
Other assets	93,564	66,628
Total assets	5,886,614	$5,246,829
Liabilities
Deposits
Non–interest bearing	$1,053,242	$709,760
Interest bearing	3,477,891	3,221,242
Total deposits	4,531,133	3,931,002
Borrowings	475,000	549,741
Subordinated notes	58,603	—
Junior subordinated debentures issued to capital trusts	56,548	56,311
Interest payable	2,712	3,062
Other liabilities	70,402	50,690
Total liabilities	5,194,398	4,590,806
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued 43,905,631 and 45,000,840 shares, Outstanding 43,880,562 and 44,975,771 shares	—	—
Additional paid-in capital	362,945	379,853
Retained earnings	301,419	269,738
Accumulated other comprehensive income	27,852	6,432
Total stockholders’ equity	692,216	656,023
Total liabilities and stockholders’ equity	5,886,614	$5,246,829
See notes to consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended December 31
	2020	2019	2018
Interest Income
Loans receivable	$179,672	$183,631	$147,478
Investment securities – taxable	8,493	12,606	10,621
Investment securities – tax exempt	17,213	12,095	8,069
Total interest income	205,378	208,332	166,168
Interest Expense
Deposits	18,556	33,690	18,225
Borrowed funds	11,430	10,672	11,009
Subordinated notes	1,824	—	—
Junior subordinated debentures issued to capital trusts	2,628	3,179	2,365
Total interest expense	34,438	47,541	31,599
Net Interest Income	170,940	160,791	134,569
Credit loss expense	20,751	1,976	2,906
Net Interest Income after Credit Loss Expense	150,189	158,815	131,663
Non–interest Income
Service charges on deposit accounts	8,848	9,959	7,762
Wire transfer fees	1,000	653	612
Interchange fees	9,306	7,655	5,715
Fiduciary activities	9,145	8,580	7,827
Gains (losses) on sale of investment securities (includes $4,297, $(75) and $(443) for the years ended December 31, 2020, 2019 and 2018, respectively, related to accumulated other comprehensive earnings reclassifications)	4,297	(75)	(443)
Gain on sale of mortgage loans	26,721	9,208	6,613
Mortgage servicing income net of impairment	(3,716)	1,914	2,120
Increase in cash value of bank owned life insurance	2,243	2,190	1,912
Death benefit on bank owned life insurance	264	580	154
Other income	1,513	2,394	2,141
Total non–interest income	59,621	43,058	34,413
Non–interest Expense
Salaries and employee benefits	71,082	65,206	56,623
Net occupancy expenses	12,811	12,157	10,482
Data processing	9,200	8,480	6,816
Professional fees	2,433	1,946	1,926
Outside services and consultants	7,318	8,152	5,271
Loan expense	10,628	8,633	6,341
FDIC insurance expense	1,855	252	1,444
Other losses	1,162	740	665
Other expense	14,952	16,466	12,948
Total non–interest expense	131,441	122,032	102,516
Income Before Income Taxes	78,369	79,841	63,560
Income tax expense (includes $902, $(16) and $(93) for the years ended December 31, 2020, 2019 and 2018, respectively, related to income tax expense (benefit) from reclassification items)	9,870	13,303	10,443
Net Income Available to Common Shareholders	$68,499	$66,538	$53,117
Basic Earnings Per Share	$1.56	$1.53	$1.39
Diluted Earnings Per Share	1.55	1.53	1.38
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands)

	Year Ended December 31
	2020	2019	2018
Net Income	$68,499	$66,538	$53,117
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(3,803)	(2,680)	(32)
Income tax effect	799	563	7
Changes from derivative instruments	(3,004)	(2,117)	(25)
Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	35,272	21,173	(5,067)
Amortization from transfer of securities from available for sale to held to maturity securities	(58)	(117)	(190)
Reclassification adjustment for securities (gains) losses realized in income	(4,297)	75	443
Income tax effect	(6,493)	(4,438)	1,012
Unrealized gains (losses) on securities	24,424	16,693	(3,802)
Other Comprehensive Income (Loss), Net of Tax	21,420	14,576	(3,827)
Comprehensive Income	$89,919	$81,114	$49,290
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2018	$—	$—	$275,059	$185,570	$(3,551)	$457,078
Net income	—	—	—	53,117	—	53,117
Other comprehensive loss, net of tax	—	—	—	—	(3,827)	(3,827)
Amortization of unearned compensation	—	—	169	—	—	169
Exercise of stock options	—	—	493	—	—	493
Stock option expense	—	—	251	—	—	251
Stock issued stock plans	—	—	129	—	—	129
Reclassification of tax adjustment on accumulated other comprehensive loss	—	—	—	766	(766)	—
Cash dividends on common stock ($0.40 per share) (Restated – See Note 1)	—	—	—	(15,418)	—	(15,418)
Balances, December 31, 2018	$—	$—	$276,101	$224,035	$(8,144)	$491,992
Net income	—	—	—	66,538	—	66,538
Other comprehensive income, net of tax	—	—	—	—	14,576	14,576
Amortization of unearned compensation	—	—	705	—	—	705
Exercise of stock options	—	—	236	—	—	236
Stock option expense	—	—	215	—	—	215
Stock issued stock plans	—	—	1,469	—	—	1,469
Stock issued in Salin acquisition	—	—	102,722	—	—	102,722
Repurchase of outstanding stock	—	—	(1,595)	—	—	(1,595)
Cash dividends on common stock ($0.46 per share)	—	—	—	(20,835)	—	(20,835)
Balances, December 31, 2019	$—	$—	$379,853	$269,738	$6,432	$656,023
Net income	—	—	—	68,499	—	68,499
Other comprehensive income, net of tax	—	—	—	—	21,420	21,420
Impact of adoption of ASU No. 2016–13	—	—	—	(15,635)	—	(15,635)
Amortization of unearned compensation	—	—	1,206	—	—	1,206
Exercise of stock options	—	—	157	—	—	157
Stock option expense	—	—	132	—	—	132
Stock issued stock plans	—	—	1,233	—	—	1,233
Repurchase of outstanding stock	—	—	(19,636)	—	—	(19,636)
Cash dividends on common stock ($0.48 per share)	—	—	—	(21,183)	—	(21,183)
Balances, December 31, 2020	$—	$—	$362,945	$301,419	$27,852	$692,216
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Year Ended December 31
	2020	2019	2018
Operating Activities
Net income	$68,499	$66,538	$53,117
Items not requiring (providing) cash
Provision for loan losses	20,751	1,976	2,906
Depreciation and amortization	10,589	9,688	6,813
Share based compensation	132	215	251
Mortgage servicing rights income	(737)	(2,106)	(2,060)
Mortgage servicing rights, net impairment	4,453	192	(60)
Premium amortization on securities, net	9,067	5,929	5,798
Loss (gain) on sale of investment securities	(4,297)	75	443
Gain on sale of mortgage loans	(26,721)	(9,208)	(6,613)
Proceeds from sales of loans	601,336	275,809	197,492
Loans originated for sale	(584,065)	(269,651)	(188,823)
Change in cash value life insurance	(2,243)	(2,190)	(1,912)
Loss (gain) on other real estate owned	(197)	(126)	(209)
Net change in:
Interest receivable	(2,568)	(2,101)	(1,180)
Interest payable	(350)	205	1,145
Other assets	(13,987)	99,735	4,520
Other liabilities	(897)	(608)	658
Net cash provided by operating activities	78,765	174,372	72,286
Investing Activities
Purchases of securities available for sale	(590,305)	(425,879)	(214,706)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	318,897	248,422	123,377
Purchases of securities held to maturity	—	—	(28,374)
Proceeds from maturities of securities held to maturity	37,529	8,384	8,301
Net change in interest-earning time deposits	(510)	7,289	717
Change in Federal Reserve and FHLB stock	(576)	(803)	32
Net change in loans	(234,166)	(59,420)	(182,637)
Proceeds on the sale of OREO and repossessed assets	2,047	4,744	3,258
Change in premises and equipment, net	(5,866)	(4,612)	(3,434)
Death benefit on bank owned life insurance	264	580	154
Purchases of bank owned life insurance	—	—	(10,450)
Net cash received in acquisition, Salin	—	128,745	—
Repurchase of outstanding stock	(19,636)	(1,595)	—
Net cash used in investing activities	(492,322)	(94,145)	(303,762)
Financing Activities
Net change in:
Deposits	600,131	50,282	258,373
Borrowings	(74,725)	(71,040)	(13,589)
Proceeds from issuance of stock	1,390	1,705	622
Net proceeds from issuance of subordinated notes	58,824	—	—
Dividends paid on common stock	(21,183)	(20,835)	(15,418)
Net cash provided by (used in) financing activities	564,437	(39,888)	229,988

Net Change in Cash and Cash Equivalents	150,880	40,339	(1,488)
Cash and Cash Equivalents, Beginning of Period	98,831	58,492	59,980
Cash and Cash Equivalents, End of Period	$249,711	$98,831	$58,492
Additional Supplemental Information
Interest paid	$34,788	$46,510	$30,454
Income taxes paid	10,588	13,219	6,819
Transfer of loans to other real estate and repossessed assets	2,442	2,700	3,005
Transfer of premises to other real estate	—	1,705	—
Right-of-use assets exchanged for lease obligations	—	3,411	—
Sale of securities available for sale not yet settled	—	6,303	—
See notes to consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Business — The consolidated financial statements of Horizon Bancorp, Inc. (“Horizon”) and its wholly owned subsidiaries, Horizon Bank (“Bank”) and Horizon Risk Management, Inc., together referred to as “Horizon,” conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly owned subsidiary of Horizon.
The Bank is a full–service commercial bank offering a broad range of commercial and retail banking and other services incident to banking along with a trust department that offers corporate and individual trust and agency services and investment management services. The Bank maintains 73 full service offices. The Bank has wholly owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain insurance products. Horizon Grantor Trust holds title to certain company owned life insurance policies. Horizon conducts no business except that incident to its ownership of the subsidiaries.
Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the following acquisitions: Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”); American Trust & Savings Bank in 2010, which formed Am Tru Statutory Trust I (“Am Tru Trust”); Heartland Bancshares, Inc. in 2013, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”); LaPorte Bancorp, Inc. in 2016, which had acquired City Savings Statutory Trust I (“City Savings Trust”); and Salin Bancshares, Inc. in 2019, which formed Salin Statutory Trust I (“Salin Trust”). See Note 15 of the Consolidated Financial Statements for further discussion regarding these previously consolidated entities that are now reported separately. The business of Horizon is not seasonal to any material degree.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, valuation of other real estate owned, goodwill and intangible assets, mortgage servicing rights, other than temporary impairments and fair values of financial instruments.
Business Combinations — Business combinations are accounted for using the acquisition method of accounting. The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill. Horizon typically issues Common Stock and/or pays cash for an acquisition, depending on the terms of the acquisition agreement. The value of Common Stock issued is determined based on the market price of the stock as of the closing of the acquisition. Acquisition costs are expensed when incurred.
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
Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaling $13.3 million at December 31, 2020 was excluded from the Allowance for Credit Losses (“ACL”) calculation and was reported in accrued interest receivable on the consolidated balance sheet. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the effective yield method without anticipating prepayments.
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
From time to time, the Bank obtains information that may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of this, it is management's policy to convert the loan from an “earning asset” to a non–accruing loan. The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date. Further, it is management's policy to generally place a loan on non–accrual status when the payment is delinquent in excess of 90 days or the loan has had the accrual of interest discontinued by management. The officer responsible for the loan and the Chief Commercial Banking and/or the Chief Operations Officer must review all loans placed on non–accrual status. Subsequent payments on non–accrual loans are recorded as a reduction of principal, and interest income is recorded only after principal recovery is reasonably assured. Non–accrual loans are returned to accrual status when, in the opinion of management, the financial position of the borrower indicates there is no longer any reasonable doubt as to the timely collection of interest or principal in accordance with the loan terms. The Company requires a period of satisfactory performance of not less than six months before returning a non–accrual loan to accrual status.
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
Consistent with regulatory guidance, charge–offs on all loan segments are taken when specific loans, or portions thereof, are considered uncollectible. The Company's policy is to promptly charge these loans off in the period the uncollectible loss is reasonably determined.
For all loan portfolio segments except 1–4 family residential properties and consumer, the Company promptly charges off loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower's ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

charge–off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.
The Company charges off 1–4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge–down or specific allocation of family first and junior lien mortgages to the net realizable value less costs to sell when the value is known but no later than when a loan is 180 days past due. Pursuant to such guidelines, the Company also charges off unsecured open–end loans when the loan is contractually 90 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well–secured and in the process of collection, such that collection in full will occur regardless of delinquency status, are not charged off.
A loan is individually evaluated when, based on current information, a creditor may be experiencing financial difficulty and repayment is substantially expected through operation or sale of collateral. For collateral–dependent assets individually evaluated, the Company utilizes, as a practical expedient, the fair value of collateral, adjusted for estimated costs to sell, when determining the allowance for credit losses.
Smaller–balance, homogeneous loans are evaluated in total. Such loans include residential first mortgage loans secured by 1–4 family residences, residential construction loans, automobile, home equity, second mortgage loans and mortgage warehouse loans. Commercial loans and mortgage loans secured by other properties are evaluated individually.
Purchased Credit Deteriorated (“PCD”) Loans — The Company has purchased loans, some of which have experienced credit deterioration since origination. PCD loans are recorded at the amount paid. An ACL on loans is determined using the same methodology as other loans held for investment. The initial ACL on loans determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and ACL on loans becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized or accreted into interest income over the remaining life of the loan. Subsequent changes to the ACL on loans are recorded through credit loss expense.
As discussed in Adoption of New Accounting Standards later in Note 1, the Company adopted ASU 326 using the prospective transition approach for PCD loans previously accounted for under ASC 310–30. In accordance with the standard, we did not assess whether Purchase Credit Impaired (“PCI”) loans met the criteria of PCD as of the date of adoption and all loans previously classified as PCI were updated to the PCD classification. Pools utilized for PCI accounting under ASC 310–30 were not considered since the Company did not have PCI pools at the time of adoption. PCD loans were assessed using prior specific loan reviews for the initial PCD loan ACL.
Loans Held for Sale — Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to non–interest income. Gains and losses on loan sales are recorded in non–interest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non–interest income upon sale of the loan.
Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in the northern and central regions of Indiana and the southern and central regions of Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 57% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 16% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 17% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 10% of the loan portfolio and are secured by residential real estate.
Allowance for Credit Losses on Loans — The ACL on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the loan balance is confirmed to be no longer collectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Management estimates the ACL balance using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan–specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, changes in economic conditions, or other relevant factors.
The Company considers the following when estimating credit losses: 1) available information relevant to assessing the collectibility of cash flows including internal information, external information or a combination of both relating to past events, current conditions and reasonable and supportable forecasts; 2) relevant qualitative and quantitative factors relating to the environment in which the Company operates and factors specific to the borrower; 3) off–balance sheet credit exposures; and credit support.
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
Specific reserves reflect collateral shortfalls on loans identified for evaluation or individually considered non–performing, including troubled debt restructurings and receivables where the Company has determined foreclosure is probable. These loans no longer have similar risk characteristics to collectively evaluated loans due to changes in credit risk, borrower circumstances, recognition of write–offs, or cash collections that have been fully applied to principal on the basis of non–accrual policies. At a minimum, the population of loans subject to individual evaluation include individual loans and leases where it is probable we will be unable to collect all amounts due, according to the original contractual terms. These include commercial impaired loans, jumbo residential mortgages (as defined), and jumbo home equity loans with a balance exceeding $250,000, and other loans as determined by management. ACL for residential and consumer loans are, primarily, determined by pools of similar loans and are evaluated on a quarterly basis.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Allowance for Loan Losses (Prior to January 1, 2020) — An allowance for loan losses was maintained to absorb probable incurred losses inherent in the loan portfolio. The allowance was based on ongoing quarterly assessments of the probable incurred losses inherent in the loan portfolio. The allowance was increased by the provision for credit losses, which is charged against current period operating results and decreased by the amount of charge offs, net of recoveries. Horizon's methodology for assessing the appropriateness of the allowance consisted of several key elements, which included the general allowance, specific allowances for identified problem loans and the qualitative allowance.
The general allowance was calculated by applying loss factors to pools of outstanding loans. Loss factors were based on historical loss experience and may have been adjusted for significant factors that, in management's judgment, affected the collectibility of the portfolio as of the evaluation date.
Specific allowances were established in cases where management had identified conditions or circumstances related to a credit that management believed indicated the probability that a loss would have been incurred in excess of the amount determined by the application of the formula allowance.
The qualitative allowance was based upon management's evaluation of various conditions, the effects of which were not directly measured in the determination of the general and specific allowances. The evaluation of the inherent loss with respect to these conditions was subject to a higher degree of uncertainty because they are not identified with specific credits. The conditions evaluated in connection with the qualitative allowance may have included factors such as local, regional and national economic conditions and forecasts, concentrations of credit and changes in the composition of the portfolio.
Troubled Debt Restructurings (“TDR”) — A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR. The ACL on loans on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring.
The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act provides all banks with the option to elect either or both of the following from March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after termination of the national emergency. Section 4013 of the CARES Act was amended on December 27, 2020 to extend this relief period until January 1, 2022. Specific applicable provisions of the CARES Act allow:
i.suspension of the requirements under Generally Accepted Accounting Principles (“GAAP”) for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and/or
ii.suspension of any determination of a loan modified as a result of the effects of the COVID–19 pandemic as being a TDR, including impairment for accounting purposes.
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
Allowance for Credit Losses on Off–Balance Sheet (“OBS”) Credit Exposures — The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Company determines the estimated amount of expected credit extensions based on historical usage to calculate the amount of exposure for a loss estimate. After review of the expected credit losses on OBS, the Company determined the amount not being recorded as immaterial at this time.
Allowance for Credit Losses on Available for Sale Securities — For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recorded in other comprehensive income.
Changes in the ACL are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Allowance for Credit Losses on Held to Maturity Securities — For held to maturity securities, the Company conducts an assessment of its held to maturity securities at the time of purchase and on at least an annual basis to ensure such investment securities remain within appropriate levels of risk and continue to perform satisfactorily in fulfilling its obligations. The Company considers, among other factors, the nature of the securities and credit ratings or financial condition of the issuer. If available, the Company obtains a credit rating for issuers from the Nationally Recognized Statistical Rating Organization (“NRSRO”) for consideration. If this assessment indicates that a material credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss. After completing this assessment, management determined any credit losses as of December 31, 2020 were not material to the consolidated financial statements.
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
Partnership Investments — The partnerships have elected to account for certain partnership investments in qualified affordable housing and solar tax credits using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized to income tax expense in proportion to the tax credits and other tax benefits received. This net investment performance is recognized in the income statement as a component of income tax expense. The investment in the limited partnerships totaling $2.3 million and $1.2 million at December 31, 2020 and 2019, respectively is included in other assets in the consolidated balance sheets. in which the Company has investments account for their investments at fair value.
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
Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to non–interest income.
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
Goodwill and Intangible Assets — Goodwill is tested annually for impairment or more frequently should potential triggering events be identified that may indicate potential impairment. At December 31, 2020, Horizon had core deposit intangibles of $23.0 million subject to amortization and $151.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. A large majority of the goodwill relates to the acquisitions of Heartland, Summit, Peoples, Kosciusko, LaPorte, Lafayette, Wolverine and Salin.
Bank Owned Life Insurance (“BOLI”) – BOLI has been purchased on certain employees and directors of the Company. The Company records the life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.
Securities Purchased Under Agreements to Resell and Securities Sold Under Agreements to Repurchase — The Company purchases certain securities, generally U.S. government–sponsored entity and agency securities, under agreements to resell. The amounts advanced under these agreements represent short–term secured loans and are reflected as assets in the accompanying consolidated balance sheets. We also sell certain securities under agreements to repurchase. These agreements are treated as collateralized financing transactions. These secured borrowings are reflected as liabilities in the accompanying consolidated balance sheets and are recorded at the amount of cash received in connection with the transaction. Short–term securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements can be repledged by the secured party. Additional collateral may be required based on the fair value of the underlying securities.
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
Transfer of Financial Assets — The transfer of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1)the assets have been isolated from the Company and put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2)the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3)the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.
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

	Years Ended December 31
	2020	2019	2018
Basic earnings per share
Net income	$68,499	$66,538	$53,117
Weighted average common shares outstanding(1)	44,044,737	43,493,316	38,347,059
Basic earnings per share	$1.56	$1.53	$1.39
Diluted earnings per share
Net income available to common shareholders	$68,499	$66,538	$53,117
Weighted average common shares outstanding(1)	44,044,737	43,493,316	38,347,059
Effect of dilutive securities:
Restricted stock	41,817	23,006	36,185
Stock options	36,522	81,273	111,987
Weighted average common shares outstanding	44,123,076	43,597,595	38,495,231
Diluted earnings per share	$1.55	$1.53	$1.38
(1)Adjusted for 3:2 stock split on June 15, 2018
There were 278,776, 120,341 and 102,138 shares for the twelve months ended December 31, 2020, 2019 and 2018, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.
On May 15, 2018, the Board of Directors of the Company approved a three–for–two stock split of the Company’s authorized common stock, no par value. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to reflect this three–for–two stock split. The

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

effect of the three–for–two stock split on the outstanding common shares is that shareholders of record as of the close of business on May 31, 2018, the record date, received an additional half share for each share of common stock held, with shareholders receiving cash in lieu of any fractional shares. The additional shares issued in the stock split were payable and issued on June 15, 2018, and the common shares began trading on a split–adjusted basis on June 19, 2018.
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of December 31, 2020, Horizon had repurchased a total of 373,323 shares at an average price per share of $15.86. In addition to the stock repurchase program, Horizon agreed to repurchase 1,000,000 shares at a price per share of $15.19 from an individual shareholder on March 6, 2020.
Dividend Restrictions — Horizon’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 21. At December 31, 2020, the Bank could, without prior approval, declare dividends of approximately $47.8 million to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.
Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short–term investments and borrowings.
Comprehensive Income — Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available for sale securities, unrealized and realized gains and losses in cash flow derivative financial instruments and amortization of available for sale securities transferred to held to maturity.
Share–Based Compensation — At December 31, 2020, Horizon had share–based compensation plans, which are described more fully in Note 22. All share–based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $1.3 million, $920,000, and $626,000 in compensation expense relating to vesting of stock options less estimated forfeitures for the 12–month periods ended December 31, 2020, 2019 and 2018, respectively.
Derivative Financial Instruments — The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. All derivative instruments are recorded on the Statements of Financial Condition, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in an earnings impact only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss of the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of shareholders’ equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in non–interest income or non–interest expense. Deferred gains and losses from derivatives that are terminated and were in a cash flow hedge are amortized over the shorter of the original remaining term of the derivative or the remaining life of the underlying asset or liability.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Revenue Recognition — Accounting Standards Codification 606, “Revenue from Contracts with Customers” (ASC 606) provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance enumerates five steps that entities should follow in achieving this core principle. Revenue generated from financial instruments, including loans and investment securities, are not included in the scope of ASC 606. The adoption of ASC 606 did not result in a change to the accounting of any of the Company’s revenue streams that are within the scope of the amendments. Revenue–gathering activities that are within the scope of ASC 606 and that are presented as non-interest income in the Company’s consolidated statements of income include:
•Service charges and fees on deposit accounts – these include general service fees charged for deposit account maintenance and activity and transaction-based fees charged for certain services, such as debit card, wire transfer and overdraft activities. Revenue is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services.
•Fiduciary activities – this includes periodic fees due from trust and wealth management customers for managing the customers’ financial assets. Fees are charged based on a standard agreement and are recognized as they are earned.
Segments — Horizon has one principal business segment, commercial banking. While our chief decision makers monitor the revenue streams of various products and services, the identifiable segments' operations are managed and financial performance is evaluated on a company–wide basis. Accordingly, all of the Company's financial service operations are considered to be aggregated in one reportable operating segment.
Reclassifications — Certain reclassifications have been made to the 2019 and 2018 consolidated financial statements to be comparable to 2020. These reclassifications had no effect on net income.
Adoption of New Accounting Standards
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016–13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
On January 1, 2020, the Company adopted ASU No. 2016–13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“CECL”). The measurement of expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity securities. It also applies to off–balance sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar agreements). In addition ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance, rather than as a write–down, on available for sale debt securities management does not intend to sell or believe that it is not more likely than not they will be required to sell.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table illustrates the impact of ASC 326.

	January 1, 2020
	As Reported Under ASC 326	Pre–ASC 326 Adoption	Impact of ASC 326 Adoption
Loans
Commercial	$25,614	$11,996	$13,618
Real estate	4,971	923	4,048
Mortgage warehouse	1,077	1,077	—
Consumer	8,582	3,671	4,911
Allowance for credit losses on loans	$40,244	$17,667	$22,577

Accounting policies stated in Note 1 reflect the adoption of Topic 326 as it relates to investment securities, loans and off–balance sheet credit exposures as of January 1, 2020. Disclosures related to the accounting guidance prior to the adoption of Topic 326 can be found in Form 10–K for the year ended December 31, 2019.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Accounting Guidance Issued But Not Yet Adopted
FASB ASU No. 2019–12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The FASB has issued ASU 2019–12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of ASC 740. The guidance also improves consistent application by clarifying and amending existing guidance from ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods therein and is to be applied on a retrospective, modified retrospective or prospective approach, depending on the specific amendment. Early adoption is permitted. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.
FASB ASU No. 2020–04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The FASB has issued ASU 2020–04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the LIBOR or other interbank offered rate on financial reporting. To help with the transition to new reference rates, the ASU provides optional expedients and exceptions for applying GAAP to affected contract modifications and hedge accounting relationships. The main provisions include:
•A change in a contract's reference interest rate would be accounted for as a continuation of that contract rather than as the creation of a new one for contracts, including loans, debt, leases, and other arrangements, that meet specific criteria.
•When updating its hedging strategies in response to reference rate reform, an entity would be allowed to preserve its hedge accounting.
The guidance is applicable only to contracts or hedge accounting relationships that reference LIBOR or another reference rate expected to be discontinued. Because the guidance is meant to help entities through the transition period, it will be in effect for a limited time and will not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, for which an entity has elected certain optional expedients that are retained through the end of the hedging relationship. The amendments in this ASU are effective March 12, 2020 through December 31, 2022.
ASU 2020–04 permits relief solely for reference rate reform actions and permits different elections over the effective date for legacy and new activity. Accordingly, the Company is evaluating and reassessing the elections on a quarterly basis. For current elections in effect regarding the assertion of the probability of forecasted transactions, the Company elects the expedient to assert the probability of the hedged interest payments and receipts regardless of any expected modification in terms related to reference rate reform.
The Company believes the adoption of this guidance on activities subsequent to December 31, 2020 through December 31, 2022 will not have a material impact on the consolidated financial statements.
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
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past-due and non-accrual status, borrower credit scores and recent loan–to–value percentages. Purchased credit–impaired loans are accounted for the under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310–30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current assumptions, such as a default rates, severity and prepayment speeds.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table details an estimate of the acquired loans that are accounted for in accordance with ASC 310–30 as of March 26, 2019.

Contractually required principal and interest at acquisition	$22,672
Contractual cash flows not expected to be collected (nonaccretable differences)	6,694
Expected cash flows at acquisition	15,978
Interest component of expected cash flows (accretable discount)	735
Fair value of acquired loans accounted for under ASC310–30	$15,243
Estimates of certain loans, those for which specific credit–related deterioration has occurred since origination, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.
The results of operations of Salin have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro–forma results for the periods ended December 31, 2019 and 2018 as if the Salin acquisition had occurred as of the beginning of the comparable prior reporting periods.

	Years Ended December 31
	2019	2018
Summary of Operations:
Net Interest Income	$168,693	$157,194
Provision for Loan Losses	2,276	3,706
Net Interest Income after Provision for Loan Losses	166,417	153,488
Non-interest Income	43,472	39,918
Non-interest Expense	134,446	124,944
Income before Income Taxes	75,443	68,462
Income Tax Expense	13,246	10,216
Net Income	$62,197	$58,246
Basic Earnings per Share	$1.43	$1.52
Diluted Earnings per Share	$1.43	$1.51
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
Note 3 – Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2020 and 2019, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit.
At December 31, 2020, the Company’s cash accounts exceeded federally insured limits by approximately $167.4 million. Approximately $156.2 million of this amount was held by either the Federal Reserve Bank or the Federal Home Loan Bank of Indianapolis, which is not federally insured.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 4 – Securities
The fair value of securities is as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$19,750	—	$(35)	$19,715
State and municipal	803,100	35,014	(271)	837,843
Federal agency collateralized mortgage obligations	144,022	3,448	(17)	147,453
Federal agency mortgage–backed pools	114,484	4,315	—	118,799
Corporate notes	9,007	1,208	—	10,215
Total available for sale investment securities	$1,090,363	$43,985	$(323)	$1,134,025
Held to maturity
State and municipal	$157,421	$11,035	$—	$168,456
Federal agency collateralized mortgage obligations	2,661	36	—	2,697
Federal agency mortgage–backed pools	8,594	243	—	8,837
Total held to maturity investment securities	$168,676	$11,314	$—	$179,990

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$1,415	$—	$(2)	$1,413
State and municipal	396,931	11,288	(2,451)	405,768
Federal agency collateralized mortgage obligations	267,272	2,543	(563)	269,252
Federal agency mortgage–backed pools	145,623	1,207	(258)	146,572
Corporate notes	10,848	923	—	11,771
Total available for sale investment securities	$822,089	$15,961	$(3,274)	$834,776
Held to maturity
State and municipal	$190,767	$7,129	$(54)	$197,842
Federal agency collateralized mortgage obligations	4,560	13	(5)	4,568
Federal agency mortgage–backed pools	12,572	194	(29)	12,737
Total held to maturity investment securities	$207,899	$7,336	$(88)	$215,147
The Company elected to transfer 319 available for sale (“AFS”) securities with an aggregate fair value of $167.1 million to a classification of held to maturity (“HTM”) on April 1, 2014. In accordance with FASB ASC 320–10–55–24, the transfer from AFS to HTM must be recorded at the fair value of the AFS securities at the time of transfer. The net unrealized holding gain of $1.3 million, net of tax, at the date of transfer was retained in accumulated other comprehensive income (loss), with the associated pre–tax amount retained in the carrying value of the HTM securities. Such amounts will be amortized to comprehensive income over the remaining life of the securities. The fair value of the transferred AFS securities became the book value of the HTM securities at April 1, 2014, with no unrealized gain or loss at this date. Future reporting periods, with potential changes in market value for these securities, would likely record an unrealized gain or loss for disclosure purposes.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2020 and December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$44,206	$44,192	$37,386	$37,321
One to five years	61,594	63,006	41,230	41,293
Five to ten years	136,857	145,102	117,004	122,145
After ten years	589,200	615,473	213,574	218,193
	831,857	867,773	409,194	418,952
Federal agency collateralized mortgage obligations	144,022	147,453	267,272	269,252
Federal agency mortgage–backed pools	114,484	118,799	145,623	146,572
Total available for sale investment securities	$1,090,363	$1,134,025	$822,089	$834,776
Held to maturity
Within one year	$7,302	$7,327	$7,811	$7,874
One to five years	42,742	44,358	56,037	57,048
Five to ten years	82,087	88,300	94,756	98,480
After ten years	25,290	28,471	32,163	34,440
	157,421	168,456	190,767	197,842
Federal agency collateralized mortgage obligations	2,661	2,697	4,560	4,568
Federal agency mortgage–backed pools	8,594	8,837	12,572	12,737
Total held to maturity investment securities	$168,676	$179,990	$207,899	$215,147
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$17,215	$(35)	$—	$—	$17,215	$(35)
State and municipal	56,287	(242)	1,245	(29)	57,532	(271)
Federal agency collateralized mortgage obligations	6,358	(17)	—	—	6,358	(17)
Total securities	$79,860	$(294)	$1,245	$(29)	$81,105	$(323)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$1,413	$(2)	$—	$—	$1,413	$(2)
State and municipal	129,942	(2,374)	6,279	(131)	136,221	(2,505)
Federal agency collateralized mortgage obligations	68,043	(308)	23,301	(260)	91,344	(568)
Federal agency mortgage–backed pools	24,740	(104)	37,822	(183)	62,562	(287)
Total securities	$224,138	$(2,788)	$67,402	$(574)	$291,540	$(3,362)
No allowance for credit losses for available for sale debt securities or held to maturity securities was needed at December 31, 2020. Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $8.1 million at December 31, 2020 and is excluded from the estimate of credit losses.
The U.S. government sponsored entities and agencies and mortgage–backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Information regarding security proceeds, gross gains and gross losses are presented below.

	Year Ended December 31
	2020	2019	2018
Sales of securities available for sale
Proceeds	$77,213	$98,425	$38,519
Gross gains	4,372	168	37
Gross losses	(75)	(243)	(480)
The tax effect of the proceeds from the sale of securities available for sale was $902,000, $(16,000) and $(93,000) for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company pledges securities to secure retail and corporate repurchase agreements to the Federal Reserve for borrowing availability and as settlements for the fair value of swap agreements. At December 31, 2020, the Company had pledged $115.6 million of fair value or $112.2 million of amortized cost, in securities as collateral for $109.5 million in repurchase agreements, $505.9 million of fair value or $471.2 million of amortized cost, in securities as collateral for borrowing availability at the Federal Reserve with no current outstanding borrowings and $49.7 million of fair value or $48.2 million of amortized cost, in securities as collateral for $40.6 million in settlements on the fair value of swap agreements.
Other than Temporary Impairment (“OTTI”) (Prior to January 1, 2020)
Prior to the adoption of ASC 326 as of January 1, 2020, the Company used OTTI guidance in ASC 320 for impairment analysis and recognition. Under the OTTI model, impairment losses were recognized as a reduction of the cost basis of the investment with recovery of impairment losses recognized prospectively over time as interest income.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 5 – Loans
The table below identifies the Company's loan portfolio segments and classes.

Portfolio Segment	Class of Financing Receivable
Commercial	Owner occupied real estate
Non–owner occupied real estate
Residential spec homes
Development & spec land
Commercial & industrial

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents total loans outstanding by portfolio class, as of December 31, 2020.

December 31, 2020
Commercial
Owner occupied real estate	$496,306
Non–owner occupied real estate	999,636
Residential spec homes	10,070
Development & spec land	26,372
Commercial and industrial	659,887
Total commercial	2,192,271
Real estate
Residential mortgage	598,700
Residential construction	25,586
Mortgage warehouse	395,626
Total real estate	1,019,912
Consumer
Direct installment	38,046
Indirect installment	357,511
Home equity	259,643
Total consumer	655,200
Total loans	3,867,383
Allowance for credit losses	(57,027)
Net loans	$3,810,356
As of December 31, 2020, loans originated under the Federal Paycheck Protection Program (“PPP”) totaled approximately $208.9 million. Total loans include net deferred loan fees of $1.7 million at December 31, 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents total loans outstanding, as of December 31, 2019.

December 31, 2019
Commercial
Working capital and equipment	$938,317
Real estate, including agriculture	978,891
Tax exempt	63,571
Other	65,872
Total commercial	2,046,651
Real estate
1-4 family	762,571
Other	8,146
Total real estate	770,717
Consumer
Auto	362,729
Recreation	16,262
Real estate/home improvement	43,585
Home equity	237,979
Unsecured	7,286
Other	1,339
Total consumer	669,180
Mortgage warehouse	150,293
Total loans	3,636,841
Allowance for loan losses	(17,667)
Loans, net	$3,619,174
The risk characteristics of each loan portfolio segment are as follows:
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Non–performing Loans
The following table presents non–accrual loans, loans past due over 90 days still on accrual, and troubled debt restructured loans by class of loans:

	December 31, 2020
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–performing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$10,581	$—	$630	$168	$11,379	$6,305
Non–owner occupied real estate	237	—	330	—	567	567
Residential spec homes	—	—	—	—	—	—
Development & spec land	70	—	—	—	70	70
Commercial and industrial	1,826	—	506	—	2,332	1,847
Total commercial	12,714	—	1,466	168	14,348	8,789
Real estate
Residential mortgage	5,674	17	922	1,381	7,994	7,097
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	5,674	17	922	1,381	7,994	7,097
Consumer
Direct installment	12	1	—	—	13	13
Indirect installment	1,174	120	—	—	1,294	1,294
Home equity	2,568	124	222	244	3,158	2,628
Total consumer	3,754	245	222	244	4,465	3,935
Total	$22,142	$262	$2,610	$1,793	$26,807	$19,821

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2019
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–performing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$2,424	$—	$629	$139	3,192	$2,563
Non–owner occupied real estate	682	—	374	—	1,056	937
Residential spec homes	—	—	—	—	—	—
Development & spec land	73	—	—	—	73	73
Commercial and industrial	1,603	—	78	1,345	3,026	514
Total commercial	4,782	—	1,081	1,484	7,347	4,087
Real estate
Residential mortgage	7,614	1	708	1,561	9,884	8,322
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	7,614	1	708	1,561	9,884	8,322
Consumer
Direct installment	30	5	—	—	35	30
Indirect installment	1,234	135	—	—	1,369	1,234
Home equity	2,019	5	217	309	2,550	2,236
Total consumer	3,283	145	217	309	3,954	3,500
Total	$15,679	$146	$2,006	$3,354	$21,185	$15,909

There was no interest income recognized on non–accrual loans during the twelve months ended December 31, 2020 and 2019 while the loans were in non–accrual status. Included in the $22.1 million of non–accrual loans and the $2.6 million of non–performing TDRs at December 31, 2020 were $2.6 million and $991,000, respectively, of loans acquired for which there were accretable yields recognized.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents the payment status by class of loan, excluding non–accrual loans of $22.1 million and non–performing TDRs of $2.6 million at December 31, 2020:

	December 31, 2020
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$484,282	$683	130	—	$813	$485,095
Non–owner occupied real estate	997,816	599	654	—	1,253	999,069
Residential spec homes	10,070	—	—	—	—	10,070
Development & spec land	25,552	—	750	—	750	26,302
Commercial and industrial	657,027	249	279	—	528	657,555
Total commercial	2,174,747	1,531	1,813	—	3,344	2,178,091
Real estate
Residential mortgage	590,944	905	238	17	1,160	592,104
Residential construction	25,586	—	—	—	—	25,586
Mortgage warehouse	395,626	—	—	—	—	395,626
Total real estate	1,012,156	905	238	17	1,160	1,013,316
Consumer
Direct installment	37,965	69	—	—	69	38,034
Indirect installment	354,655	1,356	206	120	1,682	356,337
Home equity	255,908	554	266	125	945	256,853
Total consumer	648,528	1,979	472	245	2,696	651,224
Total	$3,835,431	$4,415	$2,523	$262	$7,200	$3,842,631
Percentage of total loans	99.81%	0.11%	0.07%	0.01%	0.19%	100.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents the payment status by class of loans at December 31, 2019:

	December 31, 2019
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Non–accrual & Non–performing TDRs	Total Past Due & Non–accrual Loans	Total
Commercial
Owner occupied real estate	$515,604	$920	$—	$—	$3,053	$3,973	$519,577
Non–owner occupied real estate	972,195	80	—	—	1,056	1,136	973,331
Residential spec homes	12,925	—	—	—	—	—	12,925
Development & spec land	35,881	—	—	—	73	73	35,954
Commercial and industrial	503,348	819	11	—	1,681	2,511	505,859
Total commercial	2,039,953	1,819	11	—	5,863	7,693	2,047,646
Real estate
Residential mortgage	740,712	1,984	—	1	8,322	10,307	751,019
Residential construction	19,686	—	—	—	—	—	19,686
Mortgage warehouse	150,293	—	—	—	—	—	150,293
Total real estate	910,691	1,984	—	1	8,322	10,307	920,998
Consumer
Direct installment	40,864	175	5	5	30	215	41,079
Indirect installment	344,478	2,407	404	135	1,234	4,180	348,658
Home equity	273,050	904	20	5	2,236	3,165	276,215
Total consumer	658,392	3,486	429	145	3,500	7,560	665,952
Total	$3,609,036	$7,289	$440	$146	$17,685	$25,560	$3,634,596
Percentage of total loans	99.30%	0.20%	0.01%	—%	0.49%	0.70%	100.00%
The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.
Troubled Debt Restructurings
Loans modified as troubled debt restructurings (“TDRs”) generally consist of allowing borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans' contractual terms. TDRs that continue to accrue interest are individually monitored on a monthly basis and evaluated for impairment annually and transferred to non–accrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default.
At December 31, 2020, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments, and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as a TDR unless the loan bears interest at a market rate. As of December 31, 2020, the Company had $4.4 million in TDRs and $1.8 million were performing according to the restructured terms and one TDR was returned to accrual status during 2020. There were no specific reserves allocated to TDRs at December 31, 2020

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

based on the discounted cash flows or, when appropriate, the fair value of the collateral. These TDRs are exclusive of loans modified under the CARES Act during 2020.
The following table presents TDRs by loan portfolio:

	December 31, 2020			December 31, 2019
	Non–accrual	Accruing	Total	Non-accrual	Accruing	Total
Commercial
Owner occupied real estate	$630	$168	$798	$629	$139	$768
Non–owner occupied real estate	330	—	330	374	—	374
Residential spec homes	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—
Commercial and industrial	506	—	506	78	1,345	1,423
Total commercial	1,466	168	1,634	1,081	1,484	2,565
Real estate
Residential mortgage	922	1,381	2,303	708	1,561	2,269
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	922	1,381	2,303	708	1,561	2,269
Consumer
Direct installment	—	—	—	—	—	—
Indirect installment	—	—	—	—	—	—
Home equity	222	244	466	217	309	526
Total consumer	222	244	466	217	309	526
Total	$2,610	$1,793	$4,403	$2,006	$3,354	$5,360

Loans Modified under the CARES Act
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At December 31, 2020, the Bank modified loans totaling $126.7 million which qualify for treatment under the CARES Act.
Collateral Dependent Financial Assets
A collateral dependent financial loan relies solely on the operation or sale of the collateral for repayment. In evaluating the overall risk associated with the loan, the Company considers character, overall financial condition and resources, and payment record of the borrower; the prospects for support from any financially responsible guarantors; and the nature and degree of protection provided by the cash flow and value of any underlying collateral. However, as other sources of repayment become inadequate over time, the significance of the collateral's value increases and the loan may become collateral dependent.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The table below presents the amortized cost basis and ACL allocated for collateral dependent loans in accordance with ASC326, which are individually evaluated to determine expected credit losses as of December 31, 2020.

	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$11,309	$114	$—	$11,423	$1,605
Non–owner occupied real estate	1,032	—	—	1,032	—
Development & spec land	70	—	—	70	—
Commercial and industrial	2,245	210	—	2,455	252
Total commercial	14,656	324	—	14,980	1,857
Total collateral dependent loans	$14,656	$324	$—	$14,980	$1,857

Credit Quality Indicators
Horizon Bank’s processes for determining credit quality differ slightly depending on whether a new loan or a renewed loan is being underwritten, or whether an existing loan is being re-evaluated for credit quality. The latter usually occurs upon receipt of current financial information or other pertinent data that would trigger a change in the loan grade.
•    For new and renewed commercial loans, the Bank’s Credit Department, which acts independently of the loan officer, assigns the credit quality grade to the loan. Loan grades for loans with an aggregate credit exposure that exceeds the authorities in the respective regions (ranging from $1,000,000 to $3,500,000) are validated by the Loan Committee, which is chaired by the Chief Commercial Banking Officer (“CCBO”).
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
•    The CCBO, or a designee, meets periodically with loan officers to discuss the status of past–due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.
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
Risk Grade 2: Good (Pass)
Loans to businesses that have strong financial statements containing an unqualified opinion from a CPA firm and at least three years consecutive years of profits; loans supported by unaudited financial statements containing strong balance sheets, five years consecutive years of profits, a five year satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans secured by publicly traded marketable securities with required margins where there is no impediment to liquidation; loans to individuals backed by liquid personal assets and unblemished credit histories; or loans to publicly held companies with current long–term debt ratings of Baa or better and meeting defined key financial metric ranges.
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
•    The borrower meets defined key financial metric ranges.
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
•    The borrower meets defined key financial metric ranges.
Risk Grade 8: Loss
Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.
Commercial loans modified due to the impact of the COVID–19 pandemic were immediately downgraded one level resulting in the increase of Special Mention commercial loans from December 31, 2019 to December 31, 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following tables present loans by credit grades and origination year at December 31, 2020.

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$57,726	$65,558	$49,455	$49,032	$47,480	$127,373	$40,027	$436,651
Special Mention	—	1,081	5,928	10,205	4,207	12,787	325	34,533
Substandard	1,021	1,231	4,012	2,504	2,839	9,673	3,842	25,122
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$58,747	$67,870	$59,395	$61,741	$54,526	$149,833	$44,194	$496,306

Non–owner occupied real estate
Pass	$115,667	$120,023	$73,669	$133,396	$99,674	$208,649	$166,986	$918,064
Special Mention	862	1,236	28,723	1,298	2,548	13,182	4,072	51,921
Substandard	—	15,552	1,477	107	6,422	4,521	1,572	29,651
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$116,529	$136,811	$103,869	$134,801	$108,644	$226,352	$172,630	$999,636

Residential spec homes
Pass	$737	$237	$—	$298	$368	$1,177	$7,253	$10,070
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$737	$237	$—	$298	$368	$1,177	$7,253	$10,070

Development & spec land
Pass	$573	$736	$1,522	$2,461	$672	$11,971	$6,907	$24,842
Special Mention	—	—	—	—	—	274	—	274
Substandard	—	—	—	—	—	506	750	1,256
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$573	$736	$1,522	$2,461	$672	$12,751	$7,657	$26,372

Commercial & industrial
Pass	$253,953	$63,772	$58,978	$88,121	$26,044	$70,706	$30,845	$592,419
Special Mention	8,779	1,164	1,088	9,306	1,835	11,870	3,040	37,082
Substandard	4,233	7,079	11,072	1,660	636	3,322	2,384	30,386
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	266,965	72,015	71,138	99,087	28,515	85,898	36,269	659,887
Total commercial	$443,551	$277,669	$235,924	$298,388	$192,725	$476,011	$268,003	$2,192,271

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$109,487	$68,556	$86,572	$89,051	$65,718	$171,322	$—	$590,706
Non–performing	—	296	636	39	300	6,723	—	7,994
Total residential mortgage	$109,487	$68,852	$87,208	$89,090	$66,018	$178,045	$—	$598,700

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$25,586	$25,586
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$25,586	$25,586

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$395,626	$395,626
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	—	—	—	—	—	—	395,626	395,626
Total real estate	$109,487	$68,852	$87,208	$89,090	$66,018	$178,045	$421,212	$1,019,912

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$12,552	$9,552	$5,828	$5,946	$2,124	$2,019	$12	$38,033
Non–performing	—	—	—	5	3	5	—	13
Total direct installment	$12,552	$9,552	$5,828	$5,951	$2,127	$2,024	$12	$38,046

Indirect installment
Performing	$134,394	$97,408	$74,215	$36,763	$8,636	$4,801	$—	$356,217
Non–performing	84	223	392	361	80	154	—	1,294
Total indirect installment	$134,478	$97,631	$74,607	$37,124	$8,716	$4,955	$—	$357,511

Home equity
Performing	$63,946	$42,762	$34,807	$27,553	$22,450	$59,503	$5,464	$256,485
Non–performing	—	9	111	74	121	1,237	1,606	3,158
Total home equity	63,946	42,771	34,918	27,627	22,571	60,740	7,070	259,643
Total consumer	$210,976	$149,954	$115,353	$70,702	$33,414	$67,719	$7,082	$655,200

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents loans by credit grades at December 31, 2019.

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
Accounting for Certain Loans Acquired in a Transfer (Prior to January 1, 2020)
As indicated in Note 1, the Company adopted ASC 326 using the prospective transition approach for PCD loans previously classified as PCI and accounted for under ASC 310–30. Accordingly, upon reassessment at January 1, 2020, the disclosures as previously required under ASC 310–30 are no longer applicable for the year ended December 31, 2020.
The Company acquired loans in acquisitions with evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.
Prior to January 1, 2020, the Company purchased loans with evidence of credit deterioration since origination and for which it was probable that all contractually required payments will not be collected were considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past–due and non–accrual status, borrower credit scores and recent loan–to–value percentages. Purchase credit–impaired loans are accounted for under the accounting guidance for loans and debt securities acquired with deteriorated credit quality (ASC 310–30) and initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for credit losses related to these loans is not carried over and recorded at the acquisition date. Management estimated the cash flows expected to be collected at acquisition using our internal risk models, which incorporate the estimate of current key assumptions, such as default rates, severity and prepayment speeds. Interest marks are accreted to income over the remaining life of the loan. Credit marks are evaluated using the practical expedient method.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The carrying amounts of those loans included in the balance sheet amounts of loans receivable as of December 31, 2019 are as follows:

	December 31, 2019
	Commercial	Real Estate	Consumer	Outstanding Balance	Allowance for Loan Losses	Carrying Amount
Heartland	$197	$99	$—	$296	$—	$296
Summit	88	473	—	561	—	561
Peoples	229	35	—	264	—	264
Kosciusko	244	131	—	375	—	375
LaPorte	353	793	20	1,166	—	1,166
Lafayette	1,867	—	—	1,867	—	1,867
Wolverine	2,289	—	—	$2,289	—	2,289
Salin	4,938	1,912	962	7,812	133	7,679
Total	$10,205	$3,443	$982	$14,630	$133	$14,497
Accretable yield, or income expected to be collected for the year ended December 31, 2019 are as follows:

	Twelve Months Ended December 31, 2019
	Beginning balance	Additions	Accretion	Reclassification from nonaccretable difference	Disposals	Ending balance
Heartland	$174	—	$(32)	—	$—	$142
Summit	42	—	(9)	—	(11)	22
Kosciusko	300	—	(63)	—	(2)	235
LaPorte	829	—	(111)	—	4	722
Lafayette	609	—	(126)	—	(193)	290
Wolverine	698	—	(272)	—	(306)	120
Salin	—	2,002	(590)	—	(37)	1,375
Total	$2,652	$2,002	$(1,203)	$—	$(545)	$2,906
During the year ended December 31, 2019, the Company increased the allowance for loan losses by a charge to the income statement of $133,000, respectively. No allowance for loan losses were reversed for the year ended December 31, 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Impaired Loans (Prior to January 1, 2020)
The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, and based on impairment analysis as of December 31, 2019 :

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2018
	Twelve Months Ended
	Average Balance in Impaired Loans	Cash/Accrual Interest Income Recognized
With no recorded allowance
Commercial
Owner occupied real estate	$3,168	$77
Non–owner occupied real estate	1,096	12
Residential spec homes	—	—
Development & spec land	71	—
Commercial and industrial	1,119	21
Total commercial	5,454	110
With an allowance recorded
Commercial
Owner occupied real estate	864	—
Non–owner occupied real estate	180	4
Residential spec homes	—	—
Development & spec land	—	—
Commercial and industrial	870	14
Total commercial	1,914	18
Total	$7,368	$128

Note 6 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the twelve months ended December 31, 2020.

	Twelve Months Ended December 31, 2020
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$11,996	$923	$1,077	$3,671	$17,667
Impact of adopting ASC 326	13,618	4,048	—	4,911	22,577
Provision for credit losses on loans	19,198	(184)	190	1,547	20,751
PCD loans charge–offs	(2,105)	—	—	—	(2,105)
Charge–offs	(653)	(204)	—	(2,169)	(3,026)
Recoveries	156	37	—	970	1,163
Balance, end of period	$42,210	$4,620	$1,267	$8,930	$57,027

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
The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company’s historical look–back period includes January 2012 through the current period, on a monthly basis. When historical credit loss experience is not sufficient for a specific portfolio, the Company may supplement its own portfolio data with external models or data.
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
The $20.8 million ACL provision included special allocations related to the potential impact due to the nature and characteristics on certain loan types including, non–owner occupied retail, leisure and hospitality, and unstabilized commercial real estate while continuing allocations for hotels and restaurants, as a result of the COVID–19 business restrictions implemented by the Federal Government and the states in which Horizon operates (Indiana and Michigan). Extensive analysis and monitoring of these portfolios has been undertaken and, while no loss has been specifically identified, the risks to certain borrowers are elevated and, therefore, the special allocation was deemed prudent.
Allowance for Loan Losses (Prior to January 1, 2020)
Prior to the adoption of ASC 326 on January 1, 2020, the Company calculated allowance for loan losses using the incurred loss methodology. The following tables are disclosures relating to the allowance for loan losses in prior periods.
The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the prior one to five years. Management believes using the highest of the one, two or five–year historical loss experience is an appropriate methodology in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed. The actual allowance for loan loss activity is provided below.

	Years Ended December 31
	2019	2018
Balance at beginning of the period	$17,820	$16,394
Loans charged–off:
Commercial
Owner occupied real estate	41	109
Non–owner occupied real estate	64	—
Residential spec homes	3	—
Development & spec land	—	—
Commercial and industrial	755	364
Total commercial	863	473

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Real estate
Residential mortgage	93	76
Residential construction	—	—
Mortgage warehouse	—	—
Total real estate	93	76
Consumer
Direct installment	208	154
Indirect installment	1,785	1,673
Home equity	319	176
Total consumer	2,312	2,003
Total loans charged–off	3,268	2,552
Recoveries of loans previously charged–off:
Commercial
Owner occupied real estate	—	55
Non–owner occupied real estate	15	33
Residential spec homes	5	8
Development & spec land	—	—
Commercial and industrial	179	80
Total commercial	199	176
Real estate
Residential mortgage	46	27
Residential construction	—	—
Mortgage warehouse	—	—
Total real estate	46	27
Consumer
Direct installment	97	53
Indirect installment	661	505
Home equity	136	311
Total consumer	894	869
Total loan recoveries	1,139	1,072
Net loans charged–off	2,129	1,480
Provision charged to operating expense
Commercial	2,165	1,699
Real estate	(635)	(487)
Consumer	446	1,694
Total provision charged to operating expense	1,976	2,906
Balance at the end of the period	$17,667	17,820

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, and based on impairment analysis as of December 31, 2019 :

	December 31, 2019
	Commercial	Real Estate	Mortgage Warehousing	Consumer	Total
Allowance For Loan Losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$541	$—	$—	$—	$541
Collectively evaluated for impairment	11,455	923	1,077	3,671	17,126
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total ending allowance balance	$11,996	$923	$1,077	$3,671	$17,667
Loans:
Individually evaluated for impairment	$7,347	$—	$—	$—	$7,347
Collectively evaluated for impairment	2,040,299	770,705	150,293	665,952	3,627,249
Loans acquired with deteriorated credit quality	—	—	—	—	—
Total ending loans balance	$2,047,646	$770,705	$150,293	$665,952	$3,634,596

Note 7 – Premises and Equipment

	December 31 2020	December 31 2019
Land	$27,224	$27,292
Buildings and improvements	86,004	83,669
Furniture and equipment	29,940	27,482
Total cost	143,168	138,443
Accumulated depreciation	(50,752)	(46,234)
Net premises and equipment	$92,416	$92,209

Note 8 – Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.5 billion and $1.4 billion at December 31, 2020 and 2019.
The aggregate fair value of capitalized mortgage servicing rights was approximately $12.4 million, $14.4 million and $13.9 million at December 31, 2020, 2019 and 2018, compared to the carrying values of $12.5 million, $14.3 million and $12.3 million, respectively. The fair value of capitalized mortgage servicing rights was approximately $12.2 million on January 1, 2018. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights. Mortgage servicing rights are included in other assets on the balance sheets as of December 31, 2020 and 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31 2020	December 31 2019	December 31 2018
Mortgage servicing rights
Balances, January 1	$15,046	$12,876	$12,189
Servicing rights capitalized	5,530	3,547	1,883
Amortization of servicing rights	(2,932)	(1,377)	(1,196)
Balances, December 31	17,644	15,046	12,876
Impairment allowance
Balances, January 1	(719)	(527)	(587)
Additions	(5,106)	(234)	(78)
Reductions	653	42	138
Balances, December 31	(5,172)	(719)	(527)
Mortgage servicing rights, net	$12,472	$14,327	$12,349
During 2020, 2019 and 2018 the Bank recorded additional impairment of approximately $4.5 million, $192,000 and $60,000, respectively.
Note 9 – Goodwill and Intangible Assets

	December 31 2020	December 31 2019
Balance, January 1	$151,238	$119,880
Goodwill acquired	—	31,358
Balances, December 31	$151,238	$151,238
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID–19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised of the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and sensitivities performed. At the conclusion of the assessment, the Company determined that as of December 31, 2020 it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the COVID–19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
No impairment loss was recorded in 2020 or 2019. The Company tested goodwill for impairment during 2020 and 2019. In both valuations, the fair value exceeded the Company’s carrying value, therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “Goodwill and Intangible Assets” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10–K.
On March 26, 2019, the Salin acquisition resulted in goodwill of $31.2 million.
As a result of the acquisition of American Trust & Savings Bank in 2010; Heartland in 2012; Summit in 2014; Peoples in 2015; Kosciusko, LaPorte and CNB in 2016; Lafayette and Wolverine in 2017; and Salin in 2019; the Company has recorded certain amortizable intangible assets related to core deposit intangibles. These core deposit intangibles are being amortized over seven years to ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Core deposit intangible	$40,590	$(17,635)	$40,590	$(13,911)
Amortization expense for intangible assets totaled $3.8 million, $3.5 million, and $2.0 million for the years ended December 31, 2020, 2019 and 2018. Estimated amortization for the years ending December 31 is as follows:

Year	Amount
2021	$3,591
2022	3,516
2023	3,430
2024	3,225
2025	2,870
Thereafter	6,323
$22,955

Note 10 – Leases
As of January 1, 2019, when the Company adopted ASU 2016–02 prospectively, the Company began recording operating leases as a right–of–use (“ROU”) asset in other assets and operating lease liability in other liabilities on the consolidated balance sheet. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating liability, is recognized on a straight–line basis over the lease term, and is recorded primarily in net occupancy expense in the consolidated statements of income.
When the Company adopted the guidance on January 1, 2019, it elected the optional alternative transition method permitted by ASU 2018–11 allowing for recognition of applicable leases as of January 1, 2019. Additionally, the Company elected the following accounting policies:
•The practical expedient package that forgoes:
•Reassessment of any expired or existing contracts for a lease
•Reassessment of lease classification for expired or existing leases
•Reassessment of initial direct costs for existing leases
•The hindsight practical expedient to determine lease term and impairment of ROU assets
•Other practical expedients regarding combination of lease and non–lease components and the exclusion of short–term leases
•The Company did not elect to follow the practical expedients for land easements and the portfolio approach
Operating leases relate primarily to bank branches and office space with remaining average lease terms of seven years. The weighted average discount rate utilized to calculate the ROU asset and operating lease liability was approximately 2.57%, which represents the incremental borrowing rate. At inception, the Company recorded a ROU asset and operating lease liability of $3.5 million. At December 31, 2020, a ROU asset of $2.5 million is included in other assets and an operating lease liability of $2.5 million is included in other liabilities. Options to extend a lease were considered in the remaining lease term determination. The lease expense for operating leases was $540,000

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

for the year ended December 31, 2020. The weighted average remaining life of leases was 5.4 years at December 31, 2020.
Future minimum operating lease payments under non-cancellable leases with initial or remaining lease terms at December 31, 2020 were as follows:

Year	Amount
2021	$476
2022	504
2023	504
2024	459
2025 and thereafter	647
Total lease payments	$2,590
Less: Interest	(386)
Present value of lease liabilities	$2,204

Note 11 – Deposits

	December 31 2020	December 31 2019
Non–interest bearing demand deposits	$1,053,242	$709,760
Interest bearing demand deposits	1,420,359	1,159,296
Money market (variable rate)	702,227	522,382
Savings deposits	680,087	563,952
Certificates of deposit of $250,000 or more	242,417	461,435
Other certificates and time deposits	432,801	514,177
Total deposits	$4,531,133	$3,931,002
Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2021	$425,402	$20,512	$445,914
2022	136,549	15,256	151,805
2023	27,105	16,648	43,753
2024	23,807	—	23,807
2025	9,717	—	9,717
Thereafter	222	—	222
	$622,802	$52,416	$675,218

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 12 – Borrowings

	December 31 2020	December 31 2019
Federal Home Loan Bank advances, variable and fixed rates ranging from 0.24% to 4.90%, due at various dates through March 4, 2030	$365,538	$390,800
Securities sold under agreements to repurchase	109,462	90,941
Federal funds purchased	—	68,000
Total borrowings	$475,000	$549,741
The Federal Home Loan Bank advances are secured by first and second mortgage loans and mortgage warehouse loans totaling approximately $1.0 billion. Advances are subject to restrictions or penalties in the event of prepayment. At December 31, 2020, the Bank had a total of $200 million in putable advances. The call dates for these advances range from February 1, 2021 to October 24, 2022 even though maturity dates extend beyond those dates.
At December 31, 2020, the Bank had available approximately $1.0 billion in credit lines with various money center banks, including the FHLB.
Contractual maturities in years ending December 31 are as follows:

Year	Amount
2021	$174,516
2022	108
2023	112
2024	50,117
2025	50,073
Thereafter	200,074
$475,000

Note 13 – Repurchase Agreements
Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by federal agency collateralized mortgage obligations and federal agency mortgage-backed pools and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2020 and 2019 totaled $109.5 million and $97.3 million and the daily average of such agreements totaled $100.2 million and $81.3 million. The agreements at December 31, 2020 are overnight agreements.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table shows repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	December 31, 2020
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase–to–maturity transactions
Repurchase Agreements	$109,462	$—	$—	$—	$—	$—	$109,462
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$57,453	$—	$—	$—	$—	$—	$57,453
Federal agency mortgage–backed pools	58,099	—	—	—	—	—	58,099
Total	$115,552	$—	$—	$—	$—	$—	$115,552

Note 14 – Subordinated Notes
On June 24, 2020, Horizon issued $60.0 million in aggregate principal amount, $58.5 million proceeds, net of related issuance costs of $1.5 million, of 5.625% fixed–to–floating rate subordinated notes (the “Notes”). The Notes were offered in denominations of $1,000 and integral multiples of $1,000 in excess thereof. The Notes mature on July 1, 2030 (the “Maturity Date”). From and including the date of original issuance to, but excluding, July 1, 2025 or the date of earlier redemption (the “fixed rate period”), the Notes bear interest at an initial rate of 5.625% per annum, payable semi–annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021. The last interest payment date for the fixed rate period will be July 1, 2025. From and including July 1, 2025 to, but excluding, the Maturity Date or the date of earlier redemption (the “floating rate period”), the Notes bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be Three–Month Term SOFR), plus 549 basis points, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, commencing on October 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark rate is less than zero, the Benchmark rate shall be deemed to be zero.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 15 – Junior Subordinated Debentures Issued to Capital Trusts
In October of 2004, Horizon formed Horizon Statutory Trust II (“Trust II”), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 1.95% (2.19% at December 31, 2020) and mature on November 23, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to October 31, 2009, the first call date of the securities.
In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (“Trust III”), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 1.65% (1.89% at December 31, 2020) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities.
The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (“Alliance Trust”), to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 2.65% (2.89% at December 31, 2020) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.
The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (“Am Tru Trust”), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 2.85% (3.09% at December 31, 2020) and mature in December 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $3.5 million, net of the remaining purchase discount, at December 31, 2020.
The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (“Heartland Trust”), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 1.67% (1.91% at December 31, 2020) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $2.0 million, net of the remaining purchase discount, at December 31, 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The Company assumed additional debentures as the result of the LaPorte merger in July 2016. In October 2007, LaPorte assumed debentures as the result of its acquisition of City Savings Financial Corporation (“City Savings”). In June 2003, City Savings formed City Savings Statutory Trust I a wholly owned business trust (“City Savings Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from City Savings. The junior subordinated debentures are the sole assets of City Savings Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 3.10% (3.34% at December 31, 2020) and mature in June 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $4.5 million, net of the remaining purchase discount, at December 31, 2020.
The Company assumed additional debentures as the result of the Salin merger in March 2019. In October 2003, Salin Bancshares, Inc. (“Salin”) formed Salin Statutory Trust I (“Salin Trust”), to sell $20.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Salin. The junior subordinated debentures are the sole assets of Salin Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 2.95% (3.19% at December 31, 2020) and mature in October 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $17.8 million, net of the remaining purchase discount, at December 31, 2020.
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
Total cash contributions and expense recorded for the ESOP was $591,000 in 2020, $719,000 in 2019 and $750,000 in 2018.
The ESOP, which is not leveraged, owns a total of 1,399,383 shares of Horizon’s stock or 3.2% of the outstanding shares as of December 31, 2020.
Note 17 – Employee Benefit Plans
The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the Plan totaled approximately $1.4 million in 2020, $1.2 million in 2019 and $942,000 in 2018.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The Plan owns a total of 851,388 shares of Horizon’s stock or 1.9% of the outstanding shares as of December 31, 2020.
The Pentegra Defined Benefit Plan (“Pentegra Plan”), acquired from the Peoples acquisition, was terminated in April of 2020. The Pentegra Plan was transferred into annuity contracts and will no longer be administered by the Company. The termination liability was $3.4 million, which the Company recorded a $2.9 million withdrawal liability resulting in an additional termination expense in 2020 of $460,000.
Note 18 – Income Tax

	December 31 2020	December 31 2019	December 31 2018
Income tax expense
Currently payable
Federal	$16,914	$11,143	$9,166
State	2,377	140	—
Deferred
Federal	(7,970)	1,787	1,277
State	(1,451)	233	—
Total income tax expense	$9,870	$13,303	$10,443
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 21%	$16,457	$16,767	$13,348
Tax exempt interest	(4,090)	(2,977)	(1,982)
Tax exempt income	(531)	(587)	(448)
Stock compensation	(160)	(324)	(384)
Other tax exempt income	(334)	(313)	(260)
State tax	733	295	—
Tax credit investments	(2,284)	—	—
Nondeductible and other	79	442	169
Actual tax expense	$9,870	$13,303	$10,443

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31 2020	December 31 2019
Assets
Allowance for loan losses	$13,966	$4,120
Net operating loss and tax credits (from acquisitions)	3	54
Director and employee benefits	2,035	1,890
Accrued pension	—	775
Other	3,139	2,145
Total assets	19,143	8,984
Liabilities
Depreciation	(4,374)	(4,456)
State tax	(315)	(10)
Federal Home Loan Bank stock dividends	(363)	(368)
Difference in basis of intangible assets	(2,921)	(3,427)
Fair value adjustment on acquisitions	(3,284)	(2,488)
Unrealized gain on AFS securities and fair value hedge	(7,404)	(1,710)
Other	(294)	(63)
Total liabilities	(18,955)	(12,522)
Net deferred tax asset/(liability)	$188	$(3,538)
As of December 31, 2020, the Company had approximately $50,000 of state tax loss available to offset future franchise taxable income. The state loss carryforward begins to expire in 2023. Due to these losses being incurred by acquired institutions, prior to the acquisitions by Horizon, the annual losses which can be used are subject to an annual limitation. Management believes that the Company will be able to fully utilize the state loss carryforwards within the allotted time periods, and reversed the valuation allowance in 2019 previously recorded for the possible inability to use a portion of the carryforwards.
Retained earnings of the Bank include approximately $12.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions income to bad debt deductions as of December 31, 1987 for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $2.7 million at December 31, 2020.
The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2017.
Note 19 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss included in capital are as follows:

	December 31 2020	December 31 2019
Unrealized gain on securities available for sale	$43,662	$12,687
Unamortized loss on securities held to maturity, previously transferred from AFS	(165)	(107)
Unrealized loss on derivative instruments	(8,243)	(4,440)
Tax effect	(7,402)	(1,708)
Total accumulated other comprehensive income	$27,852	$6,432

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 20 – Commitments, Off–Balance Sheet Risk and Contingencies
The Bank was not required to have any cash on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2020. These balances would be included in cash and cash equivalents and would not earn interest.
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
At December 31, 2020 and 2019, commitments to make loans amounted to approximately $917.4 million and $958.7 million and commitments under outstanding standby letters of credit amounted to approximately $12.4 million and $17.3 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Company determines the estimated amount of expected credit extensions based on historical usage to calculate the amount of exposure for a loss estimate. After review of the expected credit losses on off–balance sheet exposures, the Company determined the amount not being recorded as immaterial at this time. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, or leverage ratio. For December 31, 2020 and 2019, Basel III rules require the Company and Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.
To be categorized as well capitalized, the Company and Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk- based and Tier I leverage ratios as set forth in the table below. As of December 31, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the year ending December 31, 2020 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies. As indicated in Note 1, the Company adopted ASC 326 and has elected to apply the CECL transition provisions.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Horizon and the Bank’s actual and required capital ratios as of December 31, 2020 and 2019 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital (to risk–weighted assets)(1)
Consolidated	$648,804	14.91%	$348,024	8.00%	$456,782	10.50%	N/A	N/A
Bank	532,315	12.21%	348,810	8.00%	457,813	10.50%	$436,013	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	607,340	13.96%	261,018	6.00%	369,775	8.50%	N/A	N/A
Bank	492,221	11.29%	261,606	6.00%	370,609	8.50%	348,808	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	491,281	11.29%	195,764	4.50%	304,522	7.00%	N/A	N/A
Bank	492,221	11.29%	196,205	4.50%	305,207	7.00%	283,407	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	607,340	10.68%	227,507	4.00%	227,507	4.00%	N/A	N/A
Bank	492,221	8.71%	226,158	4.00%	226,158	4.00%	282,697	5.00%
December 31, 2019
Total capital (to risk–weighted assets)(1)
Consolidated	$548,364	13.95%	$314,395	8.00%	$412,644	10.500%	N/A	N/A
Bank	497,227	12.65%	314,452	8.00%	412,718	10.500%	$393,065	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	530,643	13.50%	235,796	6.00%	334,044	8.500%	N/A	N/A
Bank	479,506	12.20%	235,823	6.00%	334,082	8.500%	314,430	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	473,150	12.04%	176,846	4.50%	275,094	7.500%	N/A	N/A
Bank	479,506	12.20%	176,867	4.50%	275,126	7.500%	255,475	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	530,643	10.50%	202,111	4.00%	202,111	4.000%	N/A	N/A
Bank	479,506	9.49%	202,110	4.00%	202,110	4.000%	252,638	5.00%
(1)As defined by regulatory agencies
The above minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in by increments starting in 2016 and was fully implemented by 2019 at 2.50%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 22 – Share–Based Compensation
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
A summary of option activity under the 2003 Plan as of December 31, 2020, and changes during the year then ended, is presented below:

	Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	12,675	$5.42
Granted	—	—
Exercised	(8,625)	4.45
Forfeited	—	—
Outstanding, end of year	4,050	7.49	1.45	$33,885
Exercisable, end of year	4,050	7.49	1.45	33,885
On June 18, 2013, the Board of Directors adopted the Horizon Bancorp 2013 Omnibus Equity Incentive Plan (“2013 Plan”), which was approved by the Company’s shareholders on May 8, 2014. Under the 2013 Plan, Horizon may issue up to 1,556,325 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2013 Plan limits the number of shares available to 225,000 for incentive stock options and to 900,000 for the grant of non–option awards. The shares available for issuance under the 2013 Plan may be divided among the various types of awards and among the participants as the Committee determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2013 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. The 2013 Plan was amended on May 3, 2018, upon shareholder approval, primarily to allow grants of other types of stock–based awards, such as awards valued in whole or in part by reference to the value of shares of Horizon common stock. All share data has been adjusted for the 3:2 stock split on June 15, 2018 and November 14, 2016.
The restricted shares can vest over a period of time established by the Committee at the time of each grant, but the restricted shares already granted under the 2013 Plan generally vest at the end of three, four or five years of continuous employment. Holders of restricted shares receive dividends and may vote the shares. The restricted

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight–line method over the vesting period.
The performance shares that are awarded become earned and vested based on the achievement of certain performance goals during a performance period as established by the Committee at the time of each grant. The performance goals under the presently–awarded grant agreements are based on a comparison of the Company’s average performance over the performance period for the return on common equity, compounded annual growth rate of total assets, and return on average assets, all as relative to the average performance for publicly traded banks with total assets between $1 billion and $5 billion on the SNL Bank Index. Holders of performance share awards receive pass–through dividends but do not have any voting rights before the performance shares are earned and vested.
The options shares granted under the 2013 Plan vest at a rate designated per the individual agreements.
The fair value of options granted is estimated on the date of the grant using an option–pricing model with the following weighted–average assumptions:

	Years Ended December 31
	2019	2018
Dividend yields	2.39%	1.99%
Volatility factors of expected market price of common stock	28.67%	28.60%
Risk-free interest rates	2.61%	2.85%
Expected life of options	8 years	8 years
A summary of option activity under the 2013 Plan as of December 31, 2020, and changes during the year then ended, is presented below:

	Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	316,777	$12.99
Granted	—	—
Exercised	(11,415)	10.38
Forfeited	—	—
Outstanding, end of year	305,362	13.09	5.38	$846,973
Exercisable, end of year	271,763	12.52	5.06	908,827
The weighted average grant–date fair value of options granted during the years 2020, 2019 and 2018 was $0.00, $4.44 and $5.54.
A summary of the status of Horizon’s non–vested restricted and performance shares as of December 31, 2020 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non–vested,beginning of year	213,569	$17.97
Vested	(55,177)	16.97
Granted	182,702	10.22
Forfeited	(6,204)	18.51
Non–vested,end of year	334,890	13.90
Total compensation cost recognized in the income statement for option–based payment arrangements during 2020 was $0 and the related tax benefit recognized was approximately $0 as no stock options were granted. Total

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

compensation cost recognized in the income statement for option–based payment arrangements during 2019 and 2018 was $215,000 and $251,000 and the related tax benefit recognized was $45,000 and $53,000, respectively.
Total compensation cost recognized in the income statement for restricted share and performance share based payment arrangements during 2020, 2019 and 2018 was $1.2 million, $705,000, and $376,000. The recognized tax benefit related thereto was approximately $253,000, $148,000, and $79,000 for the years ended December 31, 2020, 2019 and 2018.
Cash received from option exercise under all share–based payment arrangements for the years ended December 31, 2020, 2019 and 2018 was $255,000, $236,000, and $493,000. The actual tax benefit realized for the tax deductions from option exercise of the share–based payment arrangements totaled $59,000, $104,000, and $213,000, for the years ended December 31, 2020, 2019 and 2018.
As of December 31, 2020, there was $3.0 million of total unrecognized compensation cost related to all non–vested share–based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted–average period of 1.46 years. Under all plans, forfeitures of share–based compensation grants are recognized as they occur.
Note 23 – Derivative Financial Instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three months LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 4.20% on a notional amount of $12.0 million at December 31, 2020 and at a weighted average fixed rate of 4.03% on a notional amount of $15.5 million at December 31, 2019. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 2.62% on a notional amount of $10.0 million at December 31, 2020 and at a weighted average rate of 2.31% on a notional amount of $30.0 million at December 31, 2019. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counter party at a rate of 2.81% on a notional amount of $50.0 million at December 31, 2020 and 2019. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreements as cash flow hedging instruments. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At December 31, 2020, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. At December 31, 2020, the Company’s fair value

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan and security agreements being hedged were $442.7 million at December 31, 2020 and $361.0 million at December 31, 2019.
Other Derivative Instruments
The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2020, the Company’s fair values of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	December 31, 2020		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$35,388	Other liabilities	$43,631
Total derivatives designated as hedging instruments		35,388		43,631
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	1,045	Other liabilities	—
Total derivatives not designated as hedging instruments		1,045		—
Total derivatives		$36,433		$43,631

	Asset Derivatives		Liability Derivatives
	December 31, 2019		December 31, 2019
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$11,422	Other liabilities	$15,861
Total derivatives designated as hedging instruments		11,422		15,861
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	264	Other liabilities	38
Total derivatives not designated as hedging instruments		264		38
Total derivatives		$11,686		$15,899
The effect of the derivative instruments on the consolidated statement of income for the 12–month periods ended December 31 is as follows:

	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) Years Ended December 31
	2020	2019	2018
Derivatives in cash flow hedging relationship
Interest rate contracts	$3,005	$(2,117)	$(25)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

FASB ASC 820–10–20 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820–10–55 establishes a fair value hierarchy that emphasizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2020	2019	2018
Derivative in fair value hedging relationship
Interest rate contracts	Interest income–loans	$(20,962)	$(11,380)	$(852)
Interest rate contracts	Interest income–loans	20,962	11,380	852
Total		$—	$—	$—

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2020	2019	2018
Derivative not designated as hedging relationship
Mortgage contracts	Other income – gain on sale of loans	$819	$91	$(5)

Note 24 – Disclosures about fair value of assets and liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:
Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2020.
Available for sale securities
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and federal agency securities, state and municipal securities, federal agency mortgage obligations and mortgage–backed pools, private–label mortgage–backed pools and corporate notes. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. Observable inputs include dealer quotes, market spreads, cash flow analysis, the U.S. Treasury yield curve, trade execution data, market consensus prepayment spreads and available credit information and the bond’s terms and conditions. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

market information including quoted prices of securities with similar characteristics and, because many fixed–income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping, and matrix pricing. In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	December 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$19,715	$—	$19,715	$—
State and municipal	837,843	—	837,843	—
Federal agency collateralized mortgage obligations	147,453	—	147,453	—
Federal agency mortgage–backed pools	118,799	—	118,799	—
Corporate notes	10,215	—	10,215	—
Total available for sale securities	1,134,025	—	1,134,025	—
Interest rate swap agreements asset	35,388	—	35,388	—
Forward sale commitments	1,045	—	1,045	—
Interest rate swap agreements liability	(43,631)	—	(43,631)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$1,413	$—	$1,413	$—
State and municipal	405,768	—	405,768	—
Federal agency collateralized mortgage obligations	269,252	—	269,252	—
Federal agency mortgage–backed pools	146,572	—	146,572	—
Corporate notes	11,771	—	11,771	—
Total available for sale securities	834,776	—	834,776	—
Interest rate swap agreements asset	11,422	—	11,422	—
Forward sale commitments	264	—	264	—
Interest rate swap agreements liability	(15,861)	—	(15,861)	—
Commitments to originate loans	(38)	—	(38)	—
Realized gains and losses included in net income for the periods are reported in the consolidated statements of income as follows:

	Years Ended December 31
Non–interest Income	2020	2019	2018
Total gains and losses from:
Hedged loans	$(22,503)	$(11,380)	$(852)
Fair value interest rate swap agreements	22,503	11,380	852
Derivative loan commitments	819	91	(5)
	$819	$91	$(5)
Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Collateral dependent loans	$13,123	$—	$—	$13,123
Mortgage servicing rights	12,472	—	—	12,472
December 31, 2019
Collateral dependent loans	$6,806	$—	$—	$6,806
Mortgage servicing rights	14,327	—	—	14,327
Collateral Dependent Loans: For loans identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.
Collateral dependent loans are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month–end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs were reduced by $5.2 million in 2020 and $719,000 in 2019 for the fair value.
The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2020 and 2019.

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$13,123	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0.0%–72.0% (12.4%)
Mortgage servicing rights	12,472	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	7.8%–7.8% (7.8%), 11.5%–20.9% (17.5%), 0.0%–1.0%(0.8%)

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$6,806	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0.0%–100.0% (7.4%)
Mortgage servicing rights	14,327	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	8.7%–9.0% (8.7%), 10.2%–19.8% (12.2%), 0.1%–2.9%(0.7%)

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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2020 and December 31, 2019. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by the FASB ASC fair value hierarchy.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and Due from Banks — The carrying amounts approximate fair value.
Held to Maturity Securities — For debt securities held to maturity, fair values are based on quoted market prices or dealer quotes. For those securities where a quoted market price is not available, carrying amount is a reasonable estimate of fair value based upon comparison with similar securities.
Loans Held for Sale — The carrying amounts approximate fair value.
Net Loans — The fair value of net loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.
FHLB Stock — Fair value of FHLB stock is based on the price at which it may be resold to the FHLB
Interest Receivable/Payable — The carrying amounts approximate fair value.
Deposits — The fair value of demand deposits, savings accounts, interest bearing checking accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturity.
Borrowings — Rates currently available to Horizon for debt with similar terms and remaining maturities are used to estimate fair values of existing borrowings.
Subordinated Notes — The fair value of subordinated notes is based on discounted cash flows based on current borrowing rates for similar types of instruments.
Junior Subordinated Debentures to Capital Trusts — Rates currently available for debentures with similar terms and remaining maturities are used to estimate fair values of existing debentures.
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

	December 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$249,711	$249,711	$—	$—
Interest–earning time deposits	8,965	—	9,136	—
Investment securities, held to maturity	168,676	—	179,990	—
Loans held for sale	13,538	—	—	13,538
Loans (excluding loan level hedges), net	3,810,356	—	—	3,767,348
Stock in FHLB	23,023	—	23,023	—
Interest receivable	21,396	—	21,396	—
Liabilities
Non–interest bearing deposits	$1,053,242	$1,053,242	$—	$—
Interest bearing deposits	3,477,891	—	3,466,522	—
Borrowings	475,000	—	483,245	—
Subordinated notes	58,603	—	57,626	—
Junior subordinated debentures issued to capital trusts	56,548	—	52,676	—
Interest payable	2,712	—	2,712	—

	December 31, 2019
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$98,831	$98,831	$—	$—
Interest–earning time deposits	8,455	—	8,537	—
Investment securities, held to maturity	207,899	—	215,147	—
Loans held for sale	4,088	—	—	4,088
Loans (excluding loan level hedges), net	3,619,174	—	—	3,554,951
Stock in FHLB	22,447	—	22,447	—
Interest receivable	18,828	—	18,828	—
Liabilities
Non–interest bearing deposits	$709,760	$709,760	$—	$—
Interest bearing deposits	3,221,242	—	3,180,768	—
Borrowings	549,741	—	546,995	—
Junior subordinated debentures issued to capital trusts	56,311	—	51,809	—
Interest payable	3,062	—	3,062	—

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
Note 27 – Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp, Inc.:
Condensed Balance Sheets

	December 31 2020	December 31 2019
Assets
Total cash and cash equivalents	$127,044	$50,961
Investment in subsidiaries	685,966	666,639
Other assets	3,902	3,882
Total assets	$816,912	$721,482
Liabilities
Subordinated notes	$58,603	$—
Junior subordinated debentures issued to capital trusts	56,548	56,311
Other liabilities	9,545	9,148
Stockholders’ Equity	692,216	656,023
Total liabilities and stockholders’ equity	$816,912	$721,482
Condensed Statements of Income

	Years Ended December 31
	2020	2019	2018
Operating Income (Expense)
Dividend income from subsidiaries	$61,400	$46,150	$46,950
Other income	106	—	—
Interest expense	(4,483)	(3,209)	(2,475)
Employee benefit expense	(1,997)	(1,687)	(1,423)
Other expense	(517)	(416)	(357)
Income Before Undistributed Income of Subsidiaries	54,509	40,838	42,695
Undistributed Income of Subsidiaries	13,131	25,053	9,643
Income Before Tax	67,640	65,891	52,338
Income Tax Benefit	859	647	779
Net Income Available to Common Shareholders	$68,499	$66,538	$53,117

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Condensed Statements of Comprehensive Income

	Years Ended December 31
	2020	2019	2018
Net Income	$68,499	$66,538	$53,117
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments, net of taxes	(3,004)	(2,117)	(25)
Unrealized appreciation for the period on held to maturity securities, net of taxes	(46)	(92)	(150)
Unrealized appreciation (depreciation) on available for sale securities, net of taxes	27,865	16,726	(4,003)
Less: reclassification adjustment for realized (gains) losses included in net income, net of taxes	(3,395)	59	351
	21,420	14,576	(3,827)
Comprehensive Income	$89,919	$81,114	$49,290
Condensed Statements of Cash Flows

	Years Ended December 31
	2020	2019	2018
Operating Activities
Net income	$68,499	$66,538	$53,117
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(13,131)	(25,053)	(9,643)
Change in:
Share based compensation	132	215	251
Amortization of unearned compensation	1,206	705	169
Other assets	(20)	(5,449)	132
Other liabilities	(14)	1,629	378
Net cash provided by operating activities	56,672	38,585	44,404
Investing Activities
Repurchase of outstanding stock	(19,636)	(1,595)	—
Acquisition of Salin	—	2,350	—
Net cash (used in) provided by investing activities	(19,636)	755	—
Financing Activities
Net change in borrowings	16	98	(12,316)
Dividends paid on common shares	(21,183)	(20,835)	(15,418)
Proceeds from issuance of stock	1,390	1,705	622
Net proceeds from issuance of subordinated notes	58,824	—	—
Net cash used in financing activities	39,047	(19,032)	(27,112)
Net Change in Cash and Cash Equivalents	76,083	20,308	17,292
Cash and Cash Equivalents at Beginning of Year	50,961	30,653	13,361
Cash and Cash Equivalents at End of Year	$127,044	$50,961	$30,653

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 28 – Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Interest income	$51,654	$50,344	$50,146	$53,234
Interest expense	10,729	7,348	6,749	9,612
Net interest income	40,925	42,996	43,397	43,622
Provision for loan losses	8,600	7,057	2,052	3,042
Gain (loss) on sale of securities	339	248	1,088	2,622
Net income	$11,655	$14,639	$20,312	$21,893
Earnings per share:
Basic	$0.26	$0.33	$0.46	$0.50
Diluted	0.26	0.33	0.46	0.50
Average shares outstanding:
Basic	44,658,512	43,781,249	43,862,435	43,862,435
Diluted	44,756,716	43,802,794	43,903,881	43,903,881

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Interest income	$45,373	$53,850	$55,711	$53,398
Interest expense	11,093	12,321	12,248	11,879
Net interest income	34,280	41,529	43,463	41,519
Provision for loan losses	364	896	376	340
Gain (loss) on sale of securities	15	(100)	—	10
Net income	$10,816	$16,642	$20,537	$18,543
Earnings per share:
Basic	$0.28	$0.37	$0.46	$0.41
Diluted	0.28	0.37	0.46	0.41
Average shares outstanding:
Basic	38,822,543	45,055,117	45,038,021	44,971,676
Diluted	38,906,172	45,130,408	45,113,730	45,103,065

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Horizon Bancorp, Inc.
Michigan City, Indiana
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Horizon Bancorp, Inc. (“Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Adoption of New Accounting Standard
As discussed in Notes 1, 5 and 6 to the consolidated financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2020 due to the adoption of ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. As discussed below, the allowance for credit losses is considered a critical audit matter.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current–period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses (“ACL”)
The Company’s loan portfolio totaled $3.87 billion as of December 31, 2020 and the allowance for credit losses on loans was $57.0 million. As more fully described in Notes 1, 5 and 6 to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date, for existing financial instruments held at amortized cost, securities classified as available for sale and off-balance sheet exposures, such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company.
The determination of the ACL requires management to exercise significant judgment and consider numerous subjective factors, including determining qualitative factors utilized to adjust historical loss rates, loan credit risk grading and identifying loans requiring individual evaluation among others. As disclosed by management, different assumptions and conditions could result in a materially different amount for the estimate of the ACL.
We identified the ACL at December 31, 2020, as well as at the January 1, 2020 adoption date of Topic 326, as a critical audit matter. Auditing the ACL involved a high degree of subjectivity in evaluating management's estimates, such as evaluating management's identification of credit quality indicators, grouping of loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan credit risk grades.
Our audit procedures related to the estimated allowance for loan losses, both at initial adoption of Topic 326 and at December 31, 2020, included:
•Testing the design and operating effectiveness of internal controls, including those related to technology, over the ACL, the establishment of qualitative adjustments for current and expected conditions, grading and risk classification of loans and establishment of specific reserves on individually evaluated loans and management's review controls over the ACL balance as a whole including attending internal CECL committee, commercial watch, and disclosure committee meetings.
•Testing clerical and computational accuracy of the formulas within the calculation.
•Testing of completeness and accuracy of the information and reports utilized in the ACL.
•Evaluating the precision of management review of the adequacy of the ACL.
•Evaluating the current and expected qualitative adjustments, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.
•Evaluating the forecast adjustment, including assessing that it is reasonable and supportable.
•Evaluating the relevance and reliability of data and assumptions.
•Testing of the loan review function and the accuracy of loan grades determined. Specifically, utilizing internal professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans.
•Evaluating the overall reasonableness of qualitative factors and the appropriateness of their direction and magnitude and the Company's support for the direction and magnitude compared to previous years.
•Evaluating credit quality indicators such as trends in delinquencies, nonaccruals, charge–offs, and loan grades.
•Identifying fields in the various loan systems that defined the loan pools and testing the design and operating effectiveness of internal controls surrounding the input and maintenance of those fields.

Goodwill Impairment Analysis
The Company’s goodwill totaled $151.2 million at December 31, 2020. As discussed in Notes 1 and 9 to the consolidated financial statements, goodwill is tested for impairment at on an annual basis, or more often if events or circumstances indicate that there may be impairment. Because of the volatile market conditions, the Company’s market value fell below book value during the second quarter of 2020. The Company utilized a third-party valuation specialist and performed a quantitative assessment as of May 31, 2020. Additionally, the Company performed qualitative assessments as of June 30, 2020, September 30, 2020 and December 31, 2020. Based on these assessments, the Company’s reporting segment’s fair value exceeded the carrying value and no goodwill impairment was recorded.
We identified the valuation of goodwill as a critical audit matter due to the subjective nature of the assumptions used to estimate the reporting unit’s fair value. The Company’s estimate of future cash flows is based on multiple assumptions, such as revenue growth projections and the ability to adhere to anticipated expense levels, as well as the selected discount rate and terminal value, which are sensitive to changes in expectations about future market or economic conditions, including uncertainty resulting from the COVID-19 pandemic.
To test the estimated fair value of the Company's reporting unit, with the support of our valuation personnel, we performed audit procedures that included, among others:
•Assessing methodologies selected by management and testing the significant assumptions discussed above.
•Testing the accuracy of the underlying data used by the Company in its analysis.
•Comparing the significant assumptions used by management to current industry and economic trends.
•Performing sensitivity analyses of significant assumptions to evaluate changes in the fair value estimate of the reporting unit resulting from changes in the assumptions.
•Testing management's reconciliation of the fair value of the reporting unit to the market capitalization of the Company.
BKD, LLP
We have served as the Company’s auditor since 1998.
Indianapolis, Indiana
February 26, 2021

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Horizon Bancorp, Inc.
Michigan City, Indiana
Opinion on the Internal Control over Financial Reporting
We have audited Horizon Bancorp’s (“Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated February 26, 2021, expressed an unqualified opinion.
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
Definitions and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
BKD, LLP
Indianapolis, Indiana
February 26, 2021

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
The consolidated financial statements in the Annual Report have been audited by BKD, LLP, an independent registered public accounting firm, for 2020, 2019 and 2018. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

HORIZON BANCORP, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, Horizon has evaluated the effectiveness of the design and operation of its disclosure controls (as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management of Horizon is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a–15(f) under the Securities Exchange Act of 1934. Horizon’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2020 is effective based on the specified criteria.
Attestation Report of Registered Public Accounting Firm
BKD, LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of Horizon’s internal control over financial reporting. This report appears in Item 8, following BKD, LLP’s audit report.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2020, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

HORIZON BANCORP, INC.
PART III
Certain information is omitted from this report pursuant to General Instruction G. (3) of Form 10–K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2020.
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
The information relating to Horizon’s executive officers required by this item is included in Part I of this Form 10–K under “Special Item: Information about our Executive Officers” and is incorporated into this item by reference.
Horizon has no delinquent Section 16(a) filings to report.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	309,412	$13.01	370,008
Equity compensation plans not approved by security holders	—	$—	—
	309,412	$13.01	370,008
The other information required by this item can be found in the Proxy Statement under “Common Share Ownership of Management and Certain Beneficial Owners” and is incorporated by reference into this report and item.

HORIZON BANCORP, INC.
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

HORIZON BANCORP, INC.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed As Part of This Annual Report on Form 10–K:
1.    Financial Statements
The following financial statements are filed as part of this document under Item 8:
Consolidated Balance Sheets at December 31, 2020 and 2019
Consolidated Statements of Income, years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Comprehensive Income, years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Stockholders’ Equity, years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows, years ended December 31, 2020, 2019 and 2018 Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
2.    Financial Statement Schedules
Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.
3.    Exhibits
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number	Description	Incorporated by Reference/Attached

1.1	Underwriting Agreement, dated June 17, 2020	Incorporated by reference to Exhibit 1.1 to Registrant's Form 8–K filed on June 18, 2020

3.1	Amended and Restated Articles of Incorporation of Horizon Bancorp, Inc. effective May 16, 2018	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8–K filed on May 16, 2018

3.2	Amended and Restated Bylaws of Horizon Bancorp, Inc.	Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8–K filed on January 23, 2020

4.1	Description of Common Stock	Attached

4.2	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10–K for the year ended December 31, 2009

4.3	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10–K for the year ended December 31, 2009

4.4	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8–K filed on December 21, 2006

4.5	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8–K filed on December 21, 2006

4.6	Indenture for Subordinated Debt, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.1 to Registrant's Form 8–K filed on June 24, 2020

4.7	First Supplemental Indenture, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.2 to Registrant's Form 8–K filed on June 24, 2020

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
10.1*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders

10.2*	Form of Restricted Stock Award Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10–K for the year ended December 31, 2009

10.3*	Form of Option Grant Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10–K for the year ended December 31, 2009

10.4*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders

10.5*	Form of Nonqualified Stock Option Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on June 18, 2013

10.6*	Form of Nonqualified Stock Option Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on June 18, 2013

10.7*	Form of Performance Share Award Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on March 27, 2017

10.8*	Form of Performance Share Award Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on March 27, 2017

10.9*	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.9 to Registrant’s Form10-Kfiled on February 28, 2018

10.10*	Form of Restricted Stock Award Agreement (Restrictive Covenant)	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10–K filed on February 28, 2018

10.11*	1997 Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1997, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222329)

10.12*	2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222329)

10.13*	1998 Directors Deferred Compensation Plan, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222330)

10.14*	Amended and Restated 2005 Directors Deferred Compensation Plan, dated December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222330)

10.15*	Description of Executive Officer Bonus Plan	Attached

10.16*	Amended and Restated Employment Agreement (Craig M. Dwight), dated January 1, 2020	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 8–K filed on January 7, 2020

10.17*	Amended and Restated Employment Agreement (James D. Neff), dated January 1, 2020	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 8–K filed on January 7, 2020

10.18*	Change in Control Agreement (Craig M. Dwight), dated January 1, 2020	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on January 7, 2020

10.19*	Change in Control Agreement (James D. Neff), dated January 1, 2020	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on January 7, 2020

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
10.20*	Change in Control Agreement (Mark E. Secor), dated January 1, 2020	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8–K filed on January 7, 2020

10.21*	Change in Control Agreement (Kathie A. DeRuiter), dated January 1, 2020	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8–K filed on January 7, 2020

10.22*	Change in Control Agreement (Dennis J. Kuhn), dated January 1, 2020	Incorporated by reference to Exhibit 10.5 to Registrant’s Form 8–K filed on January 7, 2020

10.23*	Change in Control Agreement (Todd A. Etzler), dated January 1, 2020	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 8–K filed on January 7, 2020

10.24	Stock Repurchase Agreement	Incorporated by reference to Exhibit 99.1 to Registrant's Form 8–K filed on March 10, 2020

14	Code of Ethics for Executive Officers and Directors	Incorporated by reference to Exhibit 14 to Registrant’s Form 8–K filed on December 21, 2017

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Inline Interactive Data Files	Attached

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Embedded Within the Inline XBRL Document
*    Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form10-K.
ITEM 16. FORM 10–K SUMMARY
Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Horizon Bancorp, Inc. Registrant

Date: February 26, 2021	By:	/s/ Craig M. Dwight
Craig M. Dwight Chairman and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2021	By:	/s/ Mark E. Secor
Mark E. Secor Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date	Signature and Title

February 26, 2021	/s/ Craig M. Dwight
Craig M. Dwight, Chairman of the Board Chief Executive Officer and Director

February 26, 2021	/s/ Susan D. Aaron
Susan D. Aaron, Director

February 26, 2021	/s/ Eric P. Blackhurst
Eric P. Blackhurst, Director

February 26, 2021	/s/ Lawrence E. Burnell
Lawrence E. Burnell, Director

February 26, 2021	/s/ James B. Dworkin
James B. Dworkin, Director

February 26, 2021	/s/ Julie Scheck Freigang
Julie Scheck Freigang, Director

February 26, 2021	/s/ Daniel F. Hopp
Daniel F. Hopp, Director

February 26, 2021	/s/ Michele M. Magnuson
Michele M. Magnuson, Director

February 26, 2021	/s/ Peter L. Pairitz
Peter L. Pairitz, Director

February 26, 2021	/s/ Steven W. Reed
Steven W. Reed, Director

February 26, 2021	/s/ Spero W. Valavanis
Spero W. Valavanis, Director