Form 10-Q
period 2021-03-31
HORIZON BANCORP INC /IN/
filed 2021-04-30
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,949,189 shares of Common Stock, no par value, at April 29, 2021.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$529,336	$249,711
Interest earning time deposits	7,983	8,965
Investment securities, available for sale	1,262,175	1,134,025
Investment securities, held to maturity (fair value of $170,949 and $179,990)	161,650	168,676
Loans held for sale	7,798	13,538
Loans, net of allowance for credit losses of $57,186 and $57,027	3,607,250	3,810,356
Premises and equipment, net	92,109	92,416
Federal Home Loan Bank stock	23,023	23,023
Goodwill	151,238	151,238
Other intangible assets	22,058	22,955
Interest receivable	20,951	21,396
Cash value of life insurance	97,262	96,751
Other assets	72,695	93,564
Total assets	$6,055,528	$5,886,614
Liabilities
Deposits
Non–interest bearing	$1,133,412	$1,053,242
Interest bearing	3,588,404	3,477,891
Total deposits	4,721,816	4,531,133
Borrowings	481,488	475,000
Subordinated notes	58,640	58,603
Junior subordinated debentures issued to capital trusts	56,604	56,548
Interest payable	1,772	2,712
Other liabilities	45,829	70,402
Total liabilities	5,366,149	5,194,398
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued 43,974,258 and 43,905,631 shares, Outstanding 43,949,189 and 43,880,562 shares	—	—
Additional paid-in capital	362,613	362,945
Retained earnings	316,080	301,419
Accumulated other comprehensive income	10,686	27,852
Total stockholders’ equity	689,379	692,216
Total liabilities and stockholders’ equity	$6,055,528	$5,886,614
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2021	2020
Interest Income
Loans receivable	$40,818	$44,958
Investment securities – taxable	1,548	2,898
Investment securities – tax exempt	5,223	3,798
Total interest income	47,589	51,654
Interest Expense
Deposits	2,343	7,716
Borrowed funds	1,269	2,238
Subordinated notes	880	—
Junior subordinated debentures issued to capital trusts	559	775
Total interest expense	5,051	10,729
Net Interest Income	42,538	40,925
Credit loss expense	367	8,600
Net Interest Income after Credit Loss Expense	42,171	32,325
Non–interest Income
Service charges on deposit accounts	2,234	2,446
Wire transfer fees	255	171
Interchange fees	2,340	1,896
Fiduciary activities	1,743	2,528
Gains on sale of investment securities (includes $914 and $339 for the three months ended March 31, 2021 and 2020, respectively, related to accumulated other comprehensive earnings reclassifications)	914	339
Gain on sale of mortgage loans	5,296	3,473
Mortgage servicing income net of impairment	213	25
Increase in cash value of bank owned life insurance	511	554
Death benefit on bank owned life insurance	—	233
Other income	367	398
Total non–interest income	13,873	12,063
Non–interest Expense
Salaries and employee benefits	16,871	16,591
Net occupancy expenses	3,318	3,252
Data processing	2,376	2,405
Professional fees	544	536
Outside services and consultants	1,702	1,915
Loan expense	2,822	2,099
FDIC insurance expense	800	150
Other losses	283	120
Other expense	3,456	4,081
Total non–interest expense	32,172	31,149
Income Before Income Taxes	23,872	13,239
Income tax expense (includes $192 and $71 for the three months ended March 31, 2021 and 2020, respectively, related to income tax expense from reclassification items)	3,450	1,584
Net Income	$20,422	$11,655
Basic Earnings Per Share	$0.46	$0.26
Diluted Earnings Per Share	0.46	0.26
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2021	2020
Net Income	$20,422	$11,655
Other Comprehensive Income
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	3,053	(3,965)
Income tax effect	(641)	833
Changes from derivative instruments	2,412	(3,132)
Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	(23,885)	7,992
Accretion (amortization) from transfer of securities from available for sale to held to maturity securities	17	(30)
Reclassification adjustment for securities gains realized in income	(914)	(339)
Income tax effect	5,204	(1,601)
Unrealized gains (losses) on securities	(19,578)	6,022
Other Comprehensive Income (Loss), Net of Tax	(17,166)	2,890
Comprehensive Income	$3,256	$14,545
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2020	$—	$—	$379,853	$269,738	$6,432	$656,023
Net income	—	—	—	11,655	—	11,655
Other comprehensive income, net of tax	—	—	—	—	2,890	2,890
Amortization of unearned compensation	—	—	200	—	—	200
Exercise of stock options	—	—	255	—	—	255
Stock option expense	—	—	50	—	—	50
Stock issued stock plans	—	—	297	—	—	297
Repurchase of outstanding stock	—	—	(19,636)	—	—	(19,636)
Cash dividends on common stock ($0.12 per share)	—	—	—	(5,257)	—	(5,257)
Balances, March 31, 2020	$—	$—	$361,019	$260,501	$9,322	$630,842

Balances, January 1, 2021	$—	$—	$362,945	$301,419	$27,852	$692,216
Net income	—	—	—	20,422	—	20,422
Other comprehensive loss, net of tax	—	—	—	—	(17,166)	(17,166)
Amortization of unearned compensation	—	—	335	—	—	335
Exercise of stock options	—	—	653	—	—	653
Stock option expense	—	—	27	—	—	27
Stock awards vested	—	—	(1,347)	—	—	(1,347)
Cash dividends on common stock ($0.12 per share)	—	—	—	(5,761)	—	(5,761)
Balances, March 31, 2021	$—	$—	$362,613	$316,080	$10,686	$689,379

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2021	2020
Operating Activities
Net income	$20,422	$11,655
Items not requiring (providing) cash
Provision for credit losses	367	8,600
Depreciation and amortization	2,657	2,610
Share based compensation	27	50
Mortgage servicing rights income	23	(347)
Mortgage servicing rights net impairment	(236)	322
Premium amortization on securities, net	2,224	1,997
Gain on sale of investment securities	(914)	(339)
Gain on sale of mortgage loans	(5,296)	(3,473)
Proceeds from sales of loans	137,060	68,892
Loans originated for sale	(126,024)	(67,576)
Change in cash value life insurance	(511)	(554)
Gain on sale of other real estate owned	—	(8)
Net change in:
Interest receivable	445	1,054
Interest payable	(940)	(290)
Other assets	9,223	6,068
Other liabilities	(5,156)	(484)
Net cash provided by operating activities	33,371	28,177
Investing Activities
Purchases of securities available for sale	(230,708)	(129,405)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	76,869	71,395
Proceeds from maturities of securities held to maturity	6,623	6,708
Net change in interest earning time deposits	982	(784)
Net change in loans	202,290	(68,685)
Proceeds on the sale of OREO and repossessed assets	507	155
Change in premises and equipment, net	(1,118)	(2,030)
Death benefit on bank owned life insurance	—	233
Repurchase of outstanding stock	—	(19,636)
Net cash provided by (used in) investing activities	55,445	(142,049)
Financing Activities
Net change in:
Deposits	190,683	(48,731)
Borrowings	6,581	154,935
Net change from issuance of stock	(694)	552
Net proceeds from issuance of subordinated notes	—	—
Dividends paid on common stock	(5,761)	(5,257)
Net cash provided by financing activities	190,809	101,499
Net Change in Cash and Cash Equivalents	279,625	(12,373)
Cash and Cash Equivalents, Beginning of Period	249,711	98,831

HORIZON BANCORP, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

Cash and Cash Equivalents, End of Period	$529,336	$86,458
Additional Supplemental Information
Interest paid	$5,991	$11,019
Income taxes paid	—	—
Transfer of loans to other real estate and repossessed assets	449	609
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”). Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2021 and March 31, 2020 are not necessarily indicative of the operating results for the full year of 2021 or 2020. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10–K for 2020 filed with the Securities and Exchange Commission on February 26, 2021. The condensed consolidated balance sheet of Horizon as of December 31, 2020 has been derived from the audited balance sheet as of that date.
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of March 31, 2021, Horizon had repurchased a total of 373,323 shares at an average price per share of $15.86. In addition to the stock repurchase program, Horizon agreed to repurchase 1,000,000 shares at a price per share of $15.19 from an individual shareholder on March 6, 2020.
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
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2021	2020
Basic earnings per share
Net income	$20,422	$11,655
Weighted average common shares outstanding	43,919,549	44,658,512
Basic earnings per share	$0.46	$0.26

Diluted earnings per share
Net income	$20,422	$11,655
Weighted average common shares outstanding	43,919,549	44,658,512
Effect of dilutive securities:
Restricted stock	102,048	39,845
Stock options	50,984	58,359
Weighted average common shares outstanding	44,072,581	44,756,716
Diluted earnings per share	$0.46	$0.26

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
There were 138,010 shares for the three months ended March 31, 2021, which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 293,665 shares for the three months ended March 31, 2020, which were not included in the computation of diluted earnings per share because they were non–dilutive.
Horizon has share–based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2020 Annual Report on Form 10–K.
Accounting Guidance Issued But Not Yet Adopted
FASB ASU No. 2020–04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The FASB has issued ASU 2020–04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary, optional guidance to ease the potential burden in accounting for, or recognizing the effects of, the transition away from the LIBOR or other interbank offered rates on financial reporting. To help with the transition to new reference rates, the ASU provides optional expedients and exceptions for applying GAAP to affected contract modifications and hedge accounting relationships. The main provisions include:
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

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Securities
The fair value of securities is as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$40,155	$—	$(553)	$39,602
State and municipal	992,461	22,182	(9,592)	1,005,051
Federal agency collateralized mortgage obligations	116,072	3,019	(3)	119,088
Federal agency mortgage-backed pools	84,609	2,866	(124)	87,351
Corporate notes	10,015	1,072	(4)	11,083
Total available for sale investment securities	$1,243,312	$29,139	$(10,276)	$1,262,175
Held to maturity
State and municipal	$151,474	$9,109	$—	$160,583
Federal agency collateralized mortgage obligations	1,959	22	(2)	1,979
Federal agency mortgage-backed pools	8,217	171	(1)	8,387
Total held to maturity investment securities	$161,650	$9,302	$(3)	$170,949

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$19,750	$—	$(35)	$19,715
State and municipal	803,100	35,014	(271)	837,843
Federal agency collateralized mortgage obligations	144,022	3,448	(17)	147,453
Federal agency mortgage-backed pools	114,484	4,315	—	118,799
Corporate notes	9,007	1,208	—	10,215
Total available for sale investment securities	$1,090,363	$43,985	$(323)	$1,134,025
Held to maturity
State and municipal	$157,421	$11,035	$—	$168,456
Federal agency collateralized mortgage obligations	2,661	36	—	2,697
Federal agency mortgage-backed pools	8,594	243	—	8,837
Total held to maturity investment securities	$168,676	$11,314	$—	$179,990

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$48,715	$48,714	$44,206	$44,192
One to five years	72,803	74,114	61,594	63,006
Five to ten years	204,419	207,260	136,857	145,102
After ten years	716,694	725,648	589,200	615,473
	1,042,631	1,055,736	831,857	867,773
Federal agency collateralized mortgage obligations	116,072	119,088	144,022	147,453
Federal agency mortgage–backed pools	84,609	87,351	114,484	118,799
Total available for sale investment securities	$1,243,312	$1,262,175	$1,090,363	$1,134,025
Held to maturity
Within one year	$6,303	$6,329	$7,302	$7,327
One to five years	43,736	45,317	42,742	44,358
Five to ten years	77,214	82,247	82,087	88,300
After ten years	24,221	26,690	25,290	28,471
	151,474	160,583	157,421	168,456
Federal agency collateralized mortgage obligations	1,959	1,979	2,661	2,697
Federal agency mortgage–backed pools	8,217	8,387	8,594	8,837
Total held to maturity investment securities	$161,650	$170,949	$168,676	$179,990
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$37,697	$(553)	$—	$—	$37,697	$(553)
State and municipal	459,377	(9,485)	1,458	(107)	460,835	(9,592)
Federal agency collateralized mortgage obligations	2,380	(5)	—	—	2,380	(5)
Federal agency mortgage-backed pools	12,081	(125)	—	—	12,081	(125)
Corporate notes	996	(4)	—	—	996	(4)
Total temporarily impaired securities	$512,531	$(10,172)	$1,458	$(107)	$513,989	$(10,279)

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$17,215	$(35)	$—	$—	$17,215	$(35)
State and municipal	56,287	(242)	1,245	(29)	57,532	(271)
Federal agency collateralized mortgage obligations	6,358	(17)	—	—	6,358	(17)
Federal agency mortgage–backed pools	—	—	—	—	—	—
Total temporarily impaired securities	$79,860	$(294)	$1,245	$(29)	$81,105	$(323)
No allowance for credit losses for available for sale debt securities or held to maturity securities was needed at March 31, 2021 or December 31, 2020. Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $8.7 million at March 31, 2021 and $8.1 million at December 31, 2020 and is excluded from the estimate of credit losses.
The U.S. government sponsored entities and agencies and mortgage–backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Based on an evaluation of available evidence, management believes the unrealized losses on state and municipal securities were due to changes in interest rates. Due to the contractual terms, the issuers of state and municipal securities are not allowed to settle for less than the amortized cost of the security. In addition, the Company does not intend to sell these securities prior to the recovery of the amortized cost, which may not occur until maturity.
Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended
	March 31
	2021	2020
Sales of securities available for sale
Proceeds	$27,514	$32,036
Gross gains	914	389
Gross losses	—	(50)

HORIZON BANCORP, INC AND SUBSIDIARIES
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
The following table presents total loans outstanding by portfolio class, as of March 31, 2021:

	March 31, 2021	December 31, 2020
Commercial
Owner occupied real estate	$482,687	$496,306
Non–owner occupied real estate	998,304	999,636
Residential spec homes	10,131	10,070
Development & spec land	26,384	26,372
Commercial and industrial	660,352	659,887
Total commercial	2,177,858	2,192,271
Real estate
Residential mortgage	558,374	598,700
Residential construction	23,555	25,586
Mortgage warehouse	266,246	395,626
Total real estate	848,175	1,019,912
Consumer
Direct installment	35,622	38,046
Indirect installment	352,189	357,511
Home equity	250,592	259,643
Total consumer	638,403	655,200
Total loans	3,664,436	3,867,383
Allowance for credit losses	(57,186)	(57,027)
Net loans	$3,607,250	$3,810,356

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
As of March 31, 2021 and December 31, 2020, loans originated under the Federal Paycheck Protection Program (“PPP”) totaled approximately $252.3 million and $208.9 million, respectively, and are included with commercial loans. Total loans include net deferred loan fees of $5.0 million and $1.7 million at March 31, 2021 and December 31, 2020, respectively.

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

Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves larger loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets, the general economy or fluctuations in interest rates. The properties securing the Company's commercial real estate portfolio are diverse in terms of property type, and are monitored for concentrations of credit. Management monitors and evaluates commercial real estate loans based on collateral, cash flow and risk grade criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner–occupied commercial real estate loans versus non–owner occupied loans.

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

Mortgage Warehousing

Horizon's mortgage warehouse lending has specific mortgage companies as customers of Horizon Bank. Individual mortgage loans originated by these mortgage companies are funded as a secured borrowing with a pledge of collateral under Horizon's agreement with the mortgage company. Each mortgage loan funded by Horizon undergoes an underwriting review by Horizon to the end investor guidelines and is assigned to Horizon until the loan is sold to the secondary market by the mortgage company. In addition, Horizon takes possession of each original note and forwards such note to the end investor once the mortgage company has sold the loan. At the time a loan is transferred to the secondary market, the mortgage company reacquires the loan under its option within the agreement. Due to the reacquire feature contained in the agreement, the transaction does not qualify as a sale and therefore is accounted for as a secured borrowing with a pledge of collateral pursuant to the agreement with the mortgage company. When the individual loan is sold to the end investor by the mortgage company, the proceeds from the sale of the loan are received by Horizon and used to pay off the loan balance with Horizon along with any accrued interest and any related fees. The remaining balance from the sale is forwarded to the mortgage company. These individual loans typically are sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and collected at the time each loan is sold. Fee income for each loan sold is collected when the loan is sold, and no costs are deferred due to the term between each loan funding and related payoff, which is typically less than 30 days.

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Based on these agreements with each mortgage company, at any time a mortgage company can reacquire from Horizon its outstanding loan balance on an individual mortgage and regain possession of the original note. Horizon also has the option to request that the mortgage company reacquire an individual mortgage. Should this occur, Horizon would return the original note and reassign the assignment of the mortgage to the mortgage company. Also, in the event that the end investor would not be able to honor the purchase commitment and the mortgage company would not be able to reacquire its loan on an individual mortgage, Horizon would be able to exercise its rights under the agreement.

Non–performing Loans

The following table presents non–accrual loans, loans past due over 90 days still on accrual, and troubled debt restructurings (“TDRs”) by class of loans:

	March 31, 2021
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–accrual with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$9,945	$—	$603	$—	$10,548	$5,441
Non–owner occupied real estate	225	—	316	—	541	541
Residential spec homes	—	—	—	—	—	—
Development & spec land	70	—	—	—	70	70
Commercial and industrial	1,585	—	58	—	1,643	1,294
Total commercial	11,825	—	977	—	12,802	7,346
Real estate
Residential mortgage	5,427	71	940	1,478	7,916	7,797
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	5,427	71	940	1,478	7,916	7,797
Consumer
Direct installment	8	26	—	—	34	34
Indirect installment	853	34	—	—	887	887
Home equity	2,587	136	354	350	3,427	3,427
Total consumer	3,448	196	354	350	4,348	4,348
Total	$20,700	$267	$2,271	$1,828	$25,066	$19,491

HORIZON BANCORP, INC AND SUBSIDIARIES
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
There was no interest income recognized on non–accrual loans during the three months ended March 31, 2021 and 2020 while the loans were in non–accrual status. Included in the $20.7 million of non–accrual loans and the $2.3 million of non–performing TDRs at March 31, 2021 were $2.4 million and $907,000, respectively, of loans acquired for which there were accretable yields recognized.

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non–accrual loans of $20.7 million and non–performing TDRs of $2.3 million at March 31, 2021:

	March 31, 2021
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$471,589	$550	$—	$—	$550	$472,139
Non–owner occupied real estate	996,904	859	—	—	859	997,763
Residential spec homes	10,131	—	—	—	—	10,131
Development & spec land	25,564	750	—	—	750	26,314
Commercial and industrial	658,555	105	49	—	154	658,709
Total commercial	2,162,743	2,264	49	—	2,313	2,165,056
Real estate
Residential mortgage	550,699	431	806	71	1,308	552,007
Residential construction	23,555	—	—	—	—	23,555
Mortgage warehouse	266,246	—	—	—	—	266,246
Total real estate	840,500	431	806	71	1,308	841,808
Consumer
Direct installment	35,481	99	8	26	133	35,614
Indirect installment	350,692	547	63	34	644	351,336
Home equity	246,683	543	289	136	968	247,651
Total consumer	632,856	1,189	360	196	1,745	634,601
Total	$3,636,099	$3,884	$1,215	$267	$5,366	$3,641,465
Percentage of total loans	99.85%	0.11%	0.03%	0.01%	0.15%	100.00%

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non–accrual loans of $22.1 million and non–performing TDRs of $2.6 million at December 31, 2020:

	December 31, 2020
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total
Commercial
Owner occupied real estate	$484,282	$683	$130	$—	$813	$485,095
Non–owner occupied real estate	997,816	599	654	—	1,253	999,069
Residential spec homes	10,070	—	—	—	—	10,070
Development & spec land	25,552	—	750	—	750	26,302
Commercial and industrial	657,027	249	279	—	528	657,555
Total commercial	2,174,747	1,531	1,813	—	3,344	2,178,091
Real estate
Residential mortgage	590,944	905	238	17	1,160	592,104
Residential construction	25,586	—	—	—	—	25,586
Mortgage warehouse	395,626	—	—	—	—	395,626
Total real estate	1,012,156	905	238	17	1,160	1,013,316
Consumer
Direct installment	37,965	69	—	—	69	38,034
Indirect installment	354,655	1,356	206	120	1,682	356,337
Home equity	255,908	554	266	125	945	256,853
Total consumer	648,528	1,979	472	245	2,696	651,224
Total	$3,835,431	$4,415	$2,523	$262	$7,200	$3,842,631
Percentage of total loans	99.81%	0.11%	0.07%	0.01%	0.19%	100.00%
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
At March 31, 2021, the type of concessions the Company has made on restructured loans have been temporary rate reductions and/or reductions in monthly payments, and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as a TDR unless the loan bears interest at a market rate. As of March 31, 2021, the Company had $4.1 million in TDRs and $1.8 million were performing according to the restructured terms and no TDRs were returned to accrual status during 2021. There were no specific reserves allocated to TDRs at March 31, 2021 based on the discounted cash flows or, when appropriate, the fair value of the collateral. These TDRs are exclusive of loans modified under the Conronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents TDRs by class of loan:

	March 31, 2021			December 31, 2020
	Non–accrual	Accruing	Total	Non–accrual	Accruing	Total
Commercial
Owner occupied real estate	$603	$—	$603	$630	$168	$798
Non–owner occupied real estate	316	—	316	330	—	330
Residential spec homes	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—
Commercial and industrial	58	—	58	506	—	506
Total commercial	977	—	977	1,466	168	1,634
Real estate
Residential mortgage	940	1,478	2,418	922	1,381	2,303
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	940	1,478	2,418	922	1,381	2,303
Consumer
Direct installment	—	—	—	—	—	—
Indirect installment	—	—	—	—	—	—
Home equity	354	350	704	222	244	466
Total consumer	354	350	704	222	244	466
Total	$2,271	$1,828	$4,099	$2,610	$1,793	$4,403
Loans Modified under the CARES Act
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At March 31, 2021 and December 31, 2020, the Bank modified loans totaling $91.6 million and $126.7 million, respectively, which qualify for treatment under the CARES Act.
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

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The table below presents the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses.

	March 31, 2021
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$10,404	$145	$—	$10,549	$1,600
Non–owner occupied real estate	541	—	—	541	—
Residential spec homes	—	—	—	—	—
Development & spec land	70	—	—	70	—
Commercial and industrial	—	1,643	—	1,643	195
Total commercial	11,015	1,788	—	12,803	1,795
Total collateral dependent loans	$11,015	$1,788	$—	$12,803	$1,795

	December 31, 2020
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$11,309	$114	$—	$11,423	$1,605
Non–owner occupied real estate	1,032	—	—	1,032	—
Residential spec homes	—	—	—	—	—
Development & spec land	70	—	—	70	—
Commercial and industrial	2,245	210	—	2,455	252
Total commercial	14,656	324	—	14,980	1,857
Total collateral dependent loans	$14,656	$324	$—	$14,980	$1,857
Credit Quality Indicators
Horizon Bank's processes for determining credit quality differ slightly depending on whether a new loan or a renewed loan is being underwritten, or whether an existing loan is being re–evaluated for credit quality. The latter usually occurs upon receipt of current financial information or other pertinent data that would trigger a change in the loan grade.
•For new and renewed commercial loans, the Bank's Credit Department, which acts independently of the loan officer, assigns the credit quality grade of the loans. Loan grades for loans with an aggregate credit exposure that exceeds the authorities in the respective regions (ranging from $1,000,000 to $3,500,000) are validated by the Loan Committee, which is chaired by the Chief Commercial Banking Officer (“CCBO”).
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
•The CCBO, or a designee, meets periodically with loan officers to discuss the status of past due loans and classified loans. These meetings are also designed to give the loan officers an opportunity to identify an existing loan that should be downgraded to a classified grade.
•Monthly, senior management meets as members of the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, troubled debt restructures, other real estate

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
owned and personal property repossessions. The information reviewed in this meeting acts as a precursor for developing management's analysis of the adequacy of the Allowance for Credit Losses.
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
Risk Grade 2: Good (Pass)
Loans to businesses that have strong financial statements containing an unmodified opinion from a CPA firm and at least three years consecutive years of profits; loans supported by unaudited financial statements containing strong balance sheets, five years consecutive years of profits, a five years satisfactory relationship with the Bank, and key balance sheet and income statement trends that are either stable or positive; loans secured by publicly traded marketable securities with required margins where there is no impediment to liquidation; loans to individuals backed by liquid personal assets and unblemished credit histories; or loans to publicly held companies with current long–term debt ratings of Baa or better and meeting defined key financial metric ranges.
Risk Grade 3: Satisfactory (Pass)
Loans supported by financial statements (audited or unaudited) that indicate average or slightly below average risk and having some deficiency or vulnerability to changing economic conditions; loans with some weakness but offsetting features of other support are readily available; loans that are meeting the terms of repayment, but which may be susceptible to deterioration if adverse factors are encountered and meeting defined key financial metric ranges. Loans may be graded Satisfactory when there is no recent information on which to base a current risk evaluation and the following conditions apply:
•At inception, the loan was properly underwritten, did not possess an unwanted level of credit risk, and the loan met the above criteria for a risk grade of Excellent, Good, or Satisfactory.
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

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Risk Grade 4: Satisfactory/Monitored (Pass)
Loans in this category are considered to be of acceptable credit quality, but contain greater credit risk than Satisfactory rated loans and meet defined key financial metric ranges. Borrower displays acceptable liquidity, leverage, and earnings performance within the Bank's minimum underwriting guidelines. The level of risk is acceptable but conditioned on the proper level of loan officer supervision. Loans that normally fall into this grade include acquisition, construction and development loans and income producing properties that have not reached stabilization.
Risk Grade 4W: Management Watch (Pass)
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
Risk Grade 5: Special Mention
Loans which possess some temporary (normally less than one year) credit deficiency or potential weakness which deserves close attention. Such loans pose an unwarranted financial risk that, if not corrected, could weaken the loan by adversely impacting the future repayment ability of the borrower. The key distinctions of a Special Mention classification are that (1) it is indicative of an unwarranted level of risk and (2) weaknesses are considered “potential,” not “defined,“ impairments to the primary source of repayment. These loans may be to borrowers with adverse trends in financial performance, collateral value and/or marketability, or balance sheet strength and must meet defined key financial metric ranges.
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
•Unusual courses of action are need to maintain a high probability of repayment.
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

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Risk Grade 7: Doubtful
One or more of the following characteristics may be present in loans classified Doubtful:
•Loans have all of the weaknesses of those classified as Substandard; however, based on existing conditions, these weaknesses make full collection of principal highly improbable.
•The primary source of repayment is gone, and there is considerable doubt as to the quality of the secondary source of repayment.
•The possibility of loss is high but because of certain important pending factors which may strengthen the loan, loss classification is deferred until the exact status of repayment is known.
•The borrower meets defined key financial metric ranges.
Risk Grade 8: Loss
Loans are considered uncollectible and of such little value that continuing to carry them as assets is not feasible. Loans will be classified Loss when it is neither practical nor desirable to defer writing off or reserving all of a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at March 31, 2021.

March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$9,140	$58,133	$66,526	$50,807	$44,193	$166,293	$39,369	$434,461
Special Mention	—	—	1,053	1,226	9,358	12,043	—	23,680
Substandard	—	1,016	1,020	3,919	2,484	12,306	3,801	24,546
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$9,140	$59,149	$68,599	$55,952	$56,035	$190,642	$43,170	$482,687

Non–owner occupied real estate
Pass	$30,379	$112,865	$108,782	$72,116	$130,971	$296,725	$163,134	$914,972
Special Mention	—	857	1,225	29,458	1,285	15,270	4,022	52,117
Substandard	—	—	16,883	1,158	99	10,769	2,306	31,215
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$30,379	$113,722	$126,890	$102,732	$132,355	$322,764	$169,462	$998,304

Residential spec homes
Pass	$500	$335	$628	$—	$—	$1,360	$7,308	$10,131
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$500	$335	$628	$—	$—	$1,360	$7,308	$10,131

Development & spec land
Pass	$42	$569	$724	$1,480	$2,193	$12,613	$7,051	$24,672
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	478	—	484	750	1,712
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$42	$569	$724	$1,958	$2,193	$13,097	$7,801	$26,384

Commercial & industrial
Pass	$136,320	$175,946	$58,700	$57,056	$83,191	$80,196	$30,175	$621,584
Special Mention	2,478	4,317	1,029	987	7,191	4,935	1,096	22,033
Substandard	2,245	1,835	2,564	3,724	1,474	2,390	2,503	16,735
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$141,043	$182,098	$62,293	$61,767	$91,856	$87,521	$33,774	$660,352
Total commercial	$181,104	$355,873	$259,134	$222,409	$282,439	$615,384	$261,515	$2,177,858

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$19,705	$109,655	$56,914	$71,948	$80,572	$211,664	$—	$550,458
Non–performing	—	—	378	635	38	6,865	—	7,916
Total residential mortgage	$19,705	$109,655	$57,292	$72,583	$80,610	$218,529	$—	$558,374

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$23,555	$23,555
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$23,555	$23,555

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$266,246	$266,246
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$266,246	$266,246
Total real estate	$19,705	$109,655	$57,292	$72,583	$80,610	$218,529	$289,801	$848,175

March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$2,906	$10,729	$8,407	$5,033	$4,871	$3,575	$67	$35,588
Non–performing	—	26	—	—	4	4	—	34
Total direct installment	$2,906	$10,755	$8,407	$5,033	$4,875	$3,579	$67	$35,622

Indirect installment
Performing	$33,036	$125,035	$87,287	$64,394	$30,973	$10,577	$—	$351,302
Non–performing	—	70	164	257	227	169	—	887
Total indirect installment	$33,036	$125,105	$87,451	$64,651	$31,200	$10,746	$—	$352,189

Home equity
Performing	$11,184	$62,319	$39,276	$30,598	$24,791	$73,747	$5,250	$247,165
Non–performing	—	—	17	159	73	1,389	1,789	3,427
Total home equity	$11,184	$62,319	$39,293	$30,757	$24,864	$75,136	$7,039	$250,592
Total consumer	$47,126	$198,179	$135,151	$100,441	$60,939	$89,461	$7,106	$638,403

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at December 31, 2020.

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$57,726	$65,558	$49,455	$49,032	$47,480	$127,373	$40,027	$436,651
Special Mention	—	1,081	5,928	10,205	4,207	12,787	325	34,533
Substandard	1,021	1,231	4,012	2,504	2,839	9,673	3,842	25,122
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$58,747	$67,870	$59,395	$61,741	$54,526	$149,833	$44,194	$496,306

Non–owner occupied real estate
Pass	$115,667	$120,023	$73,669	$133,396	$99,674	$208,649	$166,986	$918,064
Special Mention	862	1,236	28,723	1,298	2,548	13,182	4,072	51,921
Substandard	—	15,552	1,477	107	6,422	4,521	1,572	29,651
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$116,529	$136,811	$103,869	$134,801	$108,644	$226,352	$172,630	$999,636

Residential spec homes
Pass	$737	$237	$—	$298	$368	$1,177	$7,253	$10,070
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$737	$237	$—	$298	$368	$1,177	$7,253	$10,070

Development & spec land
Pass	$573	$736	$1,522	$2,461	$672	$11,971	$6,907	$24,842
Special Mention	—	—	—	—	—	274	—	274
Substandard	—	—	—	—	—	506	750	1,256
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$573	$736	$1,522	$2,461	$672	$12,751	$7,657	$26,372

Commercial & industrial
Pass	$253,953	$63,772	$58,978	$88,121	$26,044	$70,706	$30,845	$592,419
Special Mention	8,779	1,164	1,088	9,306	1,835	11,870	3,040	37,082
Substandard	4,233	7,079	11,072	1,660	636	3,322	2,384	30,386
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$266,965	$72,015	$71,138	$99,087	$28,515	$85,898	$36,269	$659,887
Total commercial	$443,551	$277,669	$235,924	$298,388	$192,725	$476,011	$268,003	$2,192,271

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$109,487	$68,556	$86,572	$89,051	$65,718	$171,322	$—	$590,706
Non–performing	—	296	636	39	300	6,723	—	7,994
Total residential mortgage	$109,487	$68,852	$87,208	$89,090	$66,018	$178,045	$—	$598,700

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$25,586	$25,586
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$25,586	$25,586

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$395,626	$395,626
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$395,626	$395,626
Total real estate	$109,487	$68,852	$87,208	$89,090	$66,018	$178,045	$421,212	$1,019,912

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$12,552	$9,552	$5,828	$5,946	$2,124	$2,019	$12	$38,033
Non–performing	—	—	—	5	3	5	—	13
Total direct installment	$12,552	$9,552	$5,828	$5,951	$2,127	$2,024	$12	$38,046

Indirect installment
Performing	$134,394	$97,408	$74,215	$36,763	$8,636	$4,801	$—	$356,217
Non–performing	84	223	392	361	80	154	—	1,294
Total indirect installment	$134,478	$97,631	$74,607	$37,124	$8,716	$4,955	$—	$357,511

Home equity
Performing	$63,946	$42,762	$34,807	$27,553	$22,450	$59,503	$5,464	$256,485
Non–performing	—	9	111	74	121	1,237	1,606	3,158
Total home equity	$63,946	$42,771	$34,918	$27,627	$22,571	$60,740	$7,070	$259,643
Total consumer	$210,976	$149,954	$115,353	$70,702	$33,414	$67,719	$7,082	$655,200

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$42,210	$4,620	$1,267	$8,930	$57,027
Provision for credit losses on loans	928	(456)	(104)	(1)	367
Charge–offs	(196)	—	—	(235)	(431)
Recoveries	38	65	—	120	223
Balance, end of period	$42,980	$4,229	$1,163	$8,814	$57,186

	Three Months Ended March 31, 2020
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$11,996	$923	$1,077	$3,671	$17,667
Impact of adopting ASC 326	13,618	4,048	—	4,911	22,577
Provision for credit losses on loans	6,916	700	(22)	1,006	8,600
Charge–offs	(69)	(26)	—	(618)	(713)
Recoveries	89	9	—	211	309
Balance, end of period	$32,550	$5,654	$1,055	$9,181	$48,440

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

HORIZON BANCORP, INC AND SUBSIDIARIES
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

Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.532 billion and $1.527 billion at March 31, 2021 and December 31, 2020.

The aggregate fair value of capitalized mortgage servicing rights was approximately $12.9 million and $12.5 million at March 31, 2021 and December 31, 2020, compared to the carrying values of $12.9 million and $12.5 million at March 31, 2021 and December 31, 2020, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	March 31,	December 31,
	2021	2020
Mortgage servicing rights
Balance, beginning of period	$17,644	$15,046
Servicing rights capitalized	1,130	5,530
Amortization of servicing rights	(962)	(2,932)
Balance, end of period	17,812	17,644
Impairment allowance
Balance, beginning of period	(5,172)	(719)
Additions	—	(5,106)
Reductions	235	653
Balance, end of period	(4,937)	(5,172)
Mortgage servicing rights, net	$12,875	$12,472

The Bank reduced impairment by approximately $235,000 for the three months ended March 31, 2021. The Bank recorded additional impairment of approximately $4.5 million for the year ended December 31, 2020.

Note 6 – Goodwill

The following table presents the Company’s carrying amount of goodwill as of March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2021	2020
Balance, beginning of period	$151,238	$151,238
Goodwill acquired during the period	—	—
Balance, end of period	$151,238	$151,238

In accordance with ASC 350–20, the Company conducts a goodwill impairment test at least annually, or more frequently as events occur or circumstances change that would more–likely–than–not reduce the fair value below its carrying amount. In the second quarter of 2020, the onset of the COVID–19 pandemic prompted the Company to assess qualitative and

HORIZON BANCORP, INC AND SUBSIDIARIES
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

The Company updated the analysis above during the first quarter of 2021 which resulted in no goodwill impairment charges for the three months ended March 31, 2021.

Note 7 – Repurchase Agreements
The Company transfers various securities to customers in exchange for cash at the end of each business day and agrees to acquire the securities at the end of the next business day for the cash exchanged plus interest. The process is repeated at the end of each business day until the agreement is terminated. The securities underlying the agreement remained under the Company’s control.
The following table shows repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	March 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$116,011	$—	$—	$—	$—	$—	$116,011
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$59,030	$—	$—	$—	$—	$—	$59,030
Federal agency mortgage–backed pools	59,994	—	—	—	—	—	59,994
Total	$119,024	$—	$—	$—	$—	$—	$119,024

Note 8 – Subordinated Notes
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

HORIZON BANCORP, INC AND SUBSIDIARIES
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

Note 9 – Derivative Financial Instruments
Cash Flow Hedges – As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three months LIBOR and to pay interest to the counterparty at a fixed rate of 4.20% on a notional amount of $12.0 million at March 31, 2021 and December 31, 2020, respectively. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
The Company assumed additional interest rate swap agreements as the result of the LaPorte acquisition in July 2016. The agreements provide for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.62% on a notional amount of $10.0 million at December 31, 2020. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.81% on a notional amount of $50.0 million at March 31, 2021 and December 31, 2020. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2021, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.
Fair Value Hedges – Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2021, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan and security agreements being hedged were $457.1 million at March 31, 2021 and $442.7 million at December 31, 2020.
Other Derivative Instruments – The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2021, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	March 31, 2021		March 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$17,864	Other liabilities	$23,053
Total derivatives designated as hedging instruments		17,864		23,053
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	504	Other liabilities	701
Total derivatives not designated as hedging instruments		504		701
Total derivatives		$18,368		$23,754

	Asset Derivatives		Liability Derivatives
	December 31, 2020		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$35,388	Other liabilities	$43,631
Total derivatives designated as hedging instruments		35,388		43,631
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	1,045	Other liabilities	—
Total derivatives not designated as hedging instruments		1,045		—
Total derivatives		$36,433		$43,631
The effect of the derivative instruments on the condensed consolidated statements of income for the three–month periods ending March 31 is as follows:

	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended
	March 31, 2021	March 31, 2020
Derivatives in cash flow hedging relationship
Interest rate contracts	$2,412	$(3,132)

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

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended
		March 31, 2021	March 31, 2020
Derivative in fair value hedging relationship
Interest rate contracts	Interest income - loans	$17,525	$(26,330)
Interest rate contracts	Interest income - loans	(17,525)	26,330
Total		$—	$—

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended
		March 31, 2021	March 31, 2020
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$(1,241)	$1,043

Note 10 – Disclosures about Fair Value of Assets and Liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	March 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$39,602	$—	$39,602	$—
State and municipal	1,005,051	—	1,005,051	—
Federal agency collateralized mortgage obligations	119,088	—	119,088	—
Federal agency mortgage–backed pools	87,351	—	87,351	—
Corporate notes	11,083	—	11,083	—
Total available for sale securities	1,262,175	—	1,262,175	—
Interest rate swap agreements asset	17,864	—	17,864	—
Forward sale commitments	504	—	504	—
Interest rate swap agreements liability	(23,053)	—	(23,053)	—
Commitments to originate loans	(701)	—	(701)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$19,715	$—	$19,715	$—
State and municipal	837,843	—	837,843	—
Federal agency collateralized mortgage obligations	147,453	—	147,453	—
Federal agency mortgage–backed pools	118,799	—	118,799	—
Corporate notes	10,215	—	10,215	—
Total available for sale securities	1,134,025	—	1,134,025	—
Interest rate swap agreements asset	35,388	—	35,388	—
Forward sale commitments	1,045	—	1,045	—
Interest rate swap agreements liability	(46,631)	—	(46,631)	—
Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Non-interest Income
Total gains and losses from:
Hedged loans	$17,525	$(26,330)
Fair value interest rate swap agreements	(17,525)	26,330
Derivative loan commitments	(1,241)	1,043
	$(1,241)	$1,043
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Collateral dependent loans	$11,008	$—	$—	$11,008
Mortgage servicing rights	12,875	—	—	12,875
December 31, 2020
Collateral dependent loans	$13,123	$—	$—	$13,123
Mortgage servicing rights	12,472	—	—	12,472

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month–end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment decreased by $236,000 during the first three months of 2021 and increased by $322,000 during the first three months of 2020.

The following table presents qualitative information about unobservable inputs used in recurring and non–recurring Level 3 fair value measurements, other than goodwill.

	March 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$11,008	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-98.6% (14.0%)
Mortgage servicing rights	12,875	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	7.8%-7.8% (7.8%), 11.9%-30.6% (16.6%), 0.0%-1.2%(0.7%)

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$13,123	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-72.0%(12.4%)
Mortgage servicing rights	12,472	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	7.8%-7.8% (7.8%), 11.5%-20.9%(17.5%), 0.0%-1.0%(0.8%)

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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2021 and December 31, 2020. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

	March 31, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$529,336	$529,336	$—	$—
Interest–earning time deposits	7,983	—	8,123	—
Investment securities, held to maturity	161,650	—	170,949	—
Loans held for sale	7,798	—	—	7,798
Loans (excluding loan level hedges), net	3,607,250	—	—	3,535,694
Stock in FHLB	23,023	—	23,023	—
Interest receivable	20,951	—	20,951	—
Liabilities
Non–interest bearing deposits	$1,133,412	$1,133,412	$—	$—
Interest bearing deposits	3,588,404	—	3,541,714	—
Borrowings	481,488	—	481,549	—
Subordinated notes	58,640	—	57,756	—
Junior subordinated debentures issued to capital trusts	56,604	—	52,924	—
Interest payable	1,772	—	1,772	—

	December 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$249,711	$249,711	$—	$—
Interest–earning time deposits	8,965	—	9,136	—
Investment securities, held to maturity	168,676	—	179,990	—
Loans held for sale	13,538	—	—	13,538
Loans (excluding loan level hedges), net	3,810,356	—	—	3,767,348
Stock in FHLB	23,023	—	23,023	—
Interest receivable	21,396	—	21,396	—
Liabilities
Non–interest bearing deposits	$1,053,242	$1,053,242	$—	$—
Interest bearing deposits	3,477,891	—	3,466,522	—
Borrowings	475,000	—	483,245	—
Subordinated notes	58,603	—	57,626	—
Junior subordinated debentures issued to capital trusts	56,548	—	52,676	—
Interest payable	2,712	—	2,712	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 12 – Accumulated Other Comprehensive Income

	March 31, 2021	December 31, 2020
Unrealized gain on securities available for sale	$18,863	$43,662
Unamortized loss on securities held to maturity, previously transferred from AFS	(148)	(165)
Unrealized loss on derivative instruments	(5,190)	(8,243)
Tax effect	(2,839)	(7,402)
Total accumulated other comprehensive income	$10,686	$27,852

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of March 31, 2021 and December 31, 2020, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the first quarter of 2021 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon and the Bank’s actual and required capital ratios as of March 31, 2021 and December 31, 2020 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total capital (to risk–weighted assets)(1)
Consolidated	$669,098	16.94%	$315,985	8.00%	$414,730	10.50%	N/A	N/A
Bank	548,682	13.86%	316,700	8.00%	415,668	10.50%	$395,874	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	622,085	15.75%	236,985	6.00%	335,728	8.50%	N/A	N/A
Bank	503,222	12.71%	237,556	6.00%	336,537	8.50%	316,741	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	506,877	12.84%	177,644	4.50%	276,335	7.00%	N/A	N/A
Bank	503,222	12.71%	178,167	4.50%	277,148	7.00%	257,352	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	622,085	10.82%	229,976	4.00%	229,976	4.00%	N/A	N/A
Bank	503,222	8.81%	228,478	4.00%	228,478	4.00%	285,597	5.00%
December 31, 2020
Total capital (to risk–weighted assets)(1)
Consolidated	$648,804	14.91%	$348,024	8.00%	$456,782	10.50%	N/A	N/A
Bank	532,315	12.21%	348,810	8.00%	457,813	10.50%	$436,013	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	607,340	13.96%	261,018	6.00%	369,775	8.50%	N/A	N/A
Bank	492,221	11.29%	261,606	6.00%	370,609	8.50%	348,808	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	491,281	11.29%	195,764	4.50%	304,522	7.00%	N/A	N/A
Bank	492,221	11.29%	196,205	4.50%	305,207	7.00%	283,407	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	607,340	10.68%	227,507	4.00%	227,507	4.00%	N/A	N/A
Bank	492,221	8.71%	226,158	4.00%	226,158	4.00%	282,697	5.00%
(1) As defined by regulatory agencies

Note 14 – General Litigation
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
•changes to government regulations, including the CARES Act, on the accounting for modified loans;
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
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
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
•the potential influence on the U.S. financial markets and economy from material changes outside the U.S. or in overseas relations, including changes in the U.S. trade relations related to imposition of tariffs, Brexit and the phase out of the London Interbank Offered Rate (“LIBOR”), and the geopolitical risk related to the increasing tension with China, Taiwan, Russia, Iran and other countries which could lead to disruption in supply chains, logistics and overall markets; and
•the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings.
The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward–looking statements, whether written or oral, that may be made from time to time by us or on our behalf. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward–looking statements, see “Risk Factors” in Item 1A of Part I of our 2020 Annual Report on Form 10–K and in the subsequent reports we file with the SEC.
Overview
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
Over the last 20 years, Horizon has expanded its geographic reach and experienced financial growth through a combination of both organic expansion and mergers and acquisitions. Horizon's initial operations focused on northwest Indiana, but since then, the Company has developed a presence in new markets in southern and central Michigan and northeastern and central Indiana.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
First Quarter 2021 Highlights
•Generated return on average assets (“ROAA”) of 1.40% and return on average common equity (“ROACE”) of 11.88% in the quarter, as well as adjusted ROAA of 1.35% and adjusted ROACE of 11.46%, excluding the impact of gains on sale of investment securities, net of tax. (See the “Non–GAAP Reconciliation of Return on Average Assets” and the “Non–GAAP Reconciliation of Return on Average Common Equity” tables below.)
•Earned net income of $20.4 million, or $0.46 diluted earnings per share, compared to $21.9 million, or $0.50 diluted earnings per share, for the fourth quarter of 2020 and $11.7 million, or $0.26 diluted earnings per share, for the first quarter of 2020.

•Pre–tax, pre–provision net income totaled a first–quarter record $24.2 million, compared to $26.9 million for the fourth quarter of 2020 and $21.8 million for the first three months of 2020. This non–GAAP financial measure is utilized by banks to provide a greater understanding of pre–tax profitability before giving effect to credit loss expense. (See the “Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Income” table below.)

•Non–interest expense was $32.2 million in the quarter, or 2.20% of average assets on an annualized basis, compared to $36.5 million, or 2.47%, in the fourth quarter of 2020 and $31.1 million, or 2.38%, in the first quarter of 2020.

•The efficiency ratio for the period was 57.03% compared to 57.54% for the fourth quarter of 2020 and 58.79% for the first quarter of 2020. The adjusted efficiency ratio was 57.97% compared to 56.48% for the fourth quarter of 2020 and 59.43% for the first quarter of 2020. (See the “Non-GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio” table below.)

•Following record residential lending last year and during what has historically been its seasonally lightest volume quarter, mortgage–related non–interest income remained strong in the first three months of 2021, with gain on mortgage loan sales of $5.3 million and net mortgage servicing income of $213,000. The bank originated $155.6 million in mortgage loans during the quarter, with 65% of volume from refinances, as Horizon continued to focus residential lending on prime borrowers in Indiana and Michigan markets.

•Net interest income was $42.5 million for the quarter, compared to $43.6 million for the fourth quarter of 2020 and $40.9 million for the first quarter of 2020. First quarter 2021 net interest income remained relatively stable in the current environment, given previously disclosed initiatives to optimize returns on earning assets, including increasing investment securities to 23.5% of assets from 22.1% in the fourth quarter of 2020 and 20.6% in the first quarter of 2020.

•Reported net interest margin (“NIM”) of 3.29% and adjusted NIM of 3.17%, with reported NIM declining by 5 basis points and adjusted NIM decreasing by 27 basis points from the fourth quarter of 2020. (See the “Non–GAAP Reconciliation of Net Interest Margin” table for the definition of this non–GAAP calculation.) An estimated 10 basis points attributed to Federal Paycheck Protection Program (“PPP”) lending improved the margin, offset by an estimated 16 basis point compression attributed to excess liquidity held during the quarter, for both NIM and adjusted NIM.
•Horizon’s in–market consumer and commercial deposit relationships, combined with strategic pricing moves to manage deposit growth and runoff of higher–priced time deposits, contributed to continued improvement in the cost of interest bearing liabilities, which declined to 0.50% in the quarter, compared to 0.94% in the fourth quarter of 2020 and 1.13% in the first quarter of 2020.

•Increased the allowance for credit losses (“ACL”) 0.3% year–to–date to $57.2 million at period end, representing 1.56% of total loans, reflecting implementation of the Current Expected Credit Losses (“CECL”) accounting method and prudent increases in the Company’s general reserves.

•COVID–19 deferral levels improved to 2.5% of total loans at period end, compared to 3.3% on December 31, 2020, and the bank experienced no material specific loan losses attributable to COVID–19 closures.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
•Maintained solid asset quality metrics at period end, including non–performing loans declining 6.5% during the quarter to $25.1 million, or 0.68% of total loans, and substandard loans declining 12.5% to $86.5 million, or 2.4% of total loans, while net charge–offs remained unchanged at 0.01% of average loans for the period.

•Loans excluding PPP lending totaled $3.42 billion on March 31, 2021, reflecting Horizon’s successful efforts to secure payoffs of loans previously classified as substandard, as well as cash reserves maintained by many current and prospective commercial borrowers and retail households through the quarter. Loans excluding PPP lending totaled $3.67 billion on December 31, 2020 and $3.71 billion on March 31, 2020.
•Horizon announced an 8.3% increase in its quarterly cash dividend in March to $0.13 per share, paying uninterrupted dividends for over 30 years. As of March 31, 2021, in excess of $127 million in cash was maintained at the holding company, providing considerable future optionality to build shareholder value.

•Horizon opened a new full–service branch on March 31, 2021 in Gary to improve access to financial services in this Northwest Indiana community.
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
◦Substantial reduction in percentage of employees working remotely.
•Consumers
◦100% of our branch locations are now open to lobby traffic.
◦Payment relief
▪Approximately $2 million consumer and mortgage loans have been modified as of March 31, 2021, down from $6 million as of December 31, 2020 and $63 million as of June 30, 2020.
▪Continued to provide new loans to qualified applicants.
▪Provided mortgage loan education programs.
▪Provided additional financial assistance in the form of fee waivers and a freeze on all debt collection activities.
•Businesses
◦Preferred SBA Lender
▪Active participant in all SBA loan programs (PPP, 7a, Express and 504).
◦Payment Relief Programs
▪Approximately $89 million in commercial loans with payment extensions as of March 31, 2021, down from $121 million as of December 31, 2020 and $470 million as of June 30, 2020.
▪Processed and received approval for 3,807 PPP loans, funding approximately $441.8 million.
▪As of March 31, 2021, $185.7 million of PPP loans had been forgiven.

•Communities
◦Increased volunteerism in support of local not–for–profit entities.
◦Contributed over $300,000 during 2020 to COVID–19 related not–for–profit efforts (local food banks, United Way, housing).
◦Participated in community conference calls related to COVID–19.
◦Partnered with local neighborhood housing partnerships to provide funding for low to moderate income families.
◦Partnered with local Certified Development Corporations to provide capital to small businesses.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
Financial Summary

	For the Three Months Ended
	March 31,	December 31,	March 31,
Net Interest Income and Net Interest Margin	2021	2020	2020
Net interest income	$42,538	$43,622	$40,925
Net interest margin	3.29%	3.34%	3.56%
Adjusted net interest margin	3.17%	3.44%	3.44%

	For the Three Months Ended
	March 31,	December 31,	March 31,
Asset Yields and Funding Costs	2021	2020	2020
Interest earning assets	3.66%	4.05%	4.47%
Interest bearing liabilities	0.50%	0.94%	1.13%

	For the Three Months Ended
Non–interest Income and Mortgage Banking Income	March 31,	December 31,	March 31,
	2021	2020	2020
Total non–interest income	$13,873	$19,733	$12,063
Gain on sale of mortgage loans	5,296	7,815	3,473
Mortgage servicing income net of impairment	213	327	25

	For the Three Months Ended
	March 31,	December 31,	March 31,
Non–interest Expense	2021	2020	2020
Total non–interest expense	$32,172	$36,453	$31,149
Annualized non–interest expense to average assets	2.20%	2.47%	2.38%

	At or for the Three Months Ended
Credit Quality	March 31,	December 31,	March 31,
	2021	2020	2020
Allowance for credit losses to total loans	1.56%	1.47%	1.30%
Non–performing loans to total loans	0.68%	0.69%	0.65%
Percent of net charge–offs to average loans outstanding for the period	0.01%	0.01%	0.01%

Allowance for	December 31,	Net Reserve Build	March 31,
Credit Losses	2020	1Q20	2021
Commercial	$42,210	$770	$42,980
Retail Mortgage	4,620	(391)	4,229
Warehouse	1,267	(104)	1,163
Consumer	8,930	(116)	8,814
Allowance for Credit Losses (“ACL”)	$57,027	$159	$57,186
ACL/Total Loans	1.47%		1.56%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10–K for 2020 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for credit losses, goodwill and intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.
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

The allowance for credit losses is assessed at each balance sheet date and adjustments are recorded in the provision for credit losses. The allowance is estimated based on loan level characteristics using historical loss rates, a reasonable and supportable economic forecast. Loan losses are estimated using the fair value of collateral for collateral–dependent loans, or when the borrower is experiencing financial difficulty such that repayment of the loan is expected to be made through the operation or sale of the collateral. Loan balances considered uncollectible are charged–off against the ACL. Recoveries of amounts previously charged–off are credited to the ACL. Assets purchased with credit deterioration (“PCD”) assets represent assets that are acquired with evidence of more than insignificant credit quality deterioration since origination at the acquisition date. At acquisition, the allowance for credit losses on PCD assets is booked directly the ACL. Any subsequent changes in the ACL on PCD assets is recorded through the provision for credit losses. Management believes that the ACL is adequate to absorb the expected life of loan credit losses on the portfolio of loans and leases as of the balance sheet date. Actual losses incurred may differ materially from our estimates. Particularly, the impact of COVID–19 on both borrower credit and the greater macroeconomic environment is uncertain and changes in the duration, spread and severity of the virus will affect our loss experience.
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2021, Horizon had core deposit intangibles of $22.1 million subject to amortization and $151.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID–19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the most recent qualitative assessment, the Company determined that as of March 31, 2021, it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the COVID–19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
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
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
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
Financial Condition
On March 31, 2021, Horizon’s total assets were $6.1 billion, an increase of approximately $168.9 million compared to December 31, 2020. The increase was primarily in cash and due from banks of $279.6 million and investment securities available for sale of $128.2 million. These increases were offset by a decrease in net loans of $203.1 million and other assets of $20.9 million.
Investment securities were comprised of the following as of (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$40,155	$39,602	$19,750	$19,715
State and municipal	992,461	1,005,051	803,100	837,843
Federal agency collateralized mortgage obligations	116,072	119,088	144,022	147,453
Federal agency mortgage–backed pools	84,609	87,351	114,484	118,799
Corporate notes	10,015	11,083	9,007	10,215
Total available for sale investment securities	$1,243,312	$1,262,175	$1,090,363	$1,134,025
Held to maturity
State and municipal	$151,474	$160,583	$157,421	$168,456
Federal agency collateralized mortgage obligations	1,959	1,979	2,661	2,697
Federal agency mortgage–backed pools	8,217	8,387	8,594	8,837
Total held to maturity investment securities	$161,650	$170,949	$168,676	$179,990
Investment securities available for sale increased $128.2 million since December 31, 2020 to $1.3 billion as of March 31, 2021. This increase was due to additional purchases to increase earning assets.
Gross loans decreased $208.7 million since December 31, 2020 to $3.7 billion as of March 31, 2021. Mortgage warehouse, residential mortgage, consumer, commercial and loans held for sale decreased $129.4 million, $42.4 million, $16.8 million, $14.4 million and $5.7 million. PPP loans increased $43.4 million since December 31, 2020 to $252.3 million as of March 31, 2021.
Total deposits increased $190.7 million since December 31, 2020 to $4.7 billion as of March 31, 2021. This increase was primarily due to Federal stimulus payments to consumers and funds from the origination of PPP loans.
Total borrowings increased from $475.0 million as of December 31, 2020 to $481.5 million as of March 31, 2021. At March 31, 2021, the Company had $166.0 million in short-term funds borrowed compared to $315.5 million at December 31, 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
Stockholders’ equity totaled $689.4 million at March 31, 2021 compared to $692.2 million at December 31, 2020. The decrease in stockholders’ equity during the period was due to a decrease in accumulated other comprehensive income during the period, offset by the generation of net income. Book value per common share at March 31, 2021 decreased to $15.69 compared to $15.78 at December 31, 2020 as a result of the decrease in accumulated other comprehensive income during the period.

Results of Operations
Overview
Consolidated net income for the three–month period ended March 31, 2021 was $20.4 million, or $0.46 diluted earnings per share, compared to $11.7 million, or $0.26 diluted earnings per share for the same period in 2020. The increase in net income for the three–month period ended March 31, 2021 when compared to the same prior year period reflects an increase in net interest income of $1.6 million, an increase in non–interest income of $1.8 million and a decrease in credit loss expense of $8.2 million, offset by increases in non–interest expense of $1.0 million and income tax expense of $1.9 million. Excluding gain on sale of investment securities and death benefit on bank owned life insurance (“adjusted net income”), adjusted net income for the first quarter of 2021 was $19.7 million, or $0.44 diluted earnings per share, compared to $11.2 million, or $0.24 diluted earnings per share for the first quarter of 2020.
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
Net interest income during the three months ended March 31, 2021 was $42.5 million, an increase of $1.6 million from the $40.9 million earned during the same period in 2020. Yields on the Company’s interest earning assets decreased by 81 basis points to 3.66% for the three months ended March 31, 2021 from 4.47% for the three months ended March 31, 2020. Interest income decreased $4.1 million from $51.7 million for the three months ended March 31, 2020 to $47.6 million for the same period in 2021. The decrease in interest income was due to a decrease in yield as interest earning assets reprice during the current low rate environment. Interest income from acquisition–related purchase accounting adjustments was $1.6 million for the three months ending March 31, 2021 compared to $1.4 million for the same period of 2020.

Rates paid on interest bearing liabilities decreased by 63 basis points for the three–month period ended March 31, 2021 compared to the same period in 2020. Interest expense decreased $5.7 million when compared to the three–month period ended March 31, 2020 to $5.1 million for the same period in 2021. This decrease was due to lower rates paid on deposits and borrowings. The cost on average interest bearing deposits decreased 69 basis points while the cost of average borrowings decreased 61 basis points. Average balances of interest bearing deposits increased $298.8 million and average balances of borrowings decreased $55.9 million for the three-month period ended March 31, 2021 when compared to the same period in 2020.
The net interest margin decreased 27 basis points from 3.56% for the three–month period ended March 31, 2020 to 3.29% for the same period in 2021. The decrease in the margin for the three–month period ended March 31, 2021 compared to the same period in 2020 was due to a decrease in the yield on interest earning assets, offset by a decrease in the cost of interest bearing liabilities. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 3.17% for the three-month period ending March 31, 2021 compared to 3.44% for the same period in 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
The following are the average balance sheets for the three months ending (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Three Months Ended			Three Months Ended
		March 31, 2021			March 31, 2020
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$267,241	$66	0.10%	$24,974	$96	1.55%
	Interest earning deposits	25,527	31	0.49%	26,491	101	1.53%
	Investment securities – taxable	410,063	1,451	1.44%	501,144	2,701	2.27%
	Investment securities – non–taxable (1)	956,464	5,223	2.80%	588,784	3,798	3.18%
	Loans receivable (2) (3)	3,780,339	40,818	4.39%	3,604,809	44,958	5.03%
	Total interest earning assets	5,439,634	47,589	3.66%	4,746,202	51,654	4.47%
	Non–interest earning assets
	Cash and due from banks	85,269			78,108
	Allowance for credit losses	(57,779)			(24,468)
	Other assets	469,025			457,490
	Total average assets	$5,936,149			$5,257,332
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$3,524,103	$2,343	0.27%	$3,225,323	$7,716	0.96%
	Borrowings	477,278	1,269	1.08%	533,129	2,238	1.69%
	Subordinated notes	58,616	880	6.09%	—	—	—%
	Junior subordinated debentures issued to capital trusts	56,571	559	4.01%	56,333	775	5.53%
	Total interest bearing liabilities	4,116,568	5,051	0.50%	3,814,785	10,729	1.13%
	Non–interest bearing liabilities
	Demand deposits	1,063,268			717,257
	Accrued interest payable and other liabilities	58,912			57,702
	Stockholders’ equity	697,401			667,588
	Total average liabilities and stockholders’ equity	$5,936,149			$5,257,332

	Net interest income/spread		$42,538	3.16%		$40,925	3.34%
	Net interest income as a percent of average interest earning assets (1)			3.29%			3.56%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
The net interest margin was impacted due to PPP lending and excess liquidity held during the first quarter of 2021. Horizon estimates that the PPP loans increased the net interest margin by 10 basis points for the first quarter of 2021. This assumes these PPP loans were not included in average interest earning assets or interest income and were primarily funded by the growth in non–interest bearing deposits. In addition, Horizon estimates that the high level of cash held on the balance sheet compressed the net interest margin by 16 basis points for the first quarter of 2021. This assumes that the high level of cash was not included in average interest earning assets or interest income and was excluded from non–interest bearing deposits.

Credit Loss Expense

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio. During the three–month period ended March 31, 2021, a provision of $367,000 was required to reflect the nature of our loan portfolios and general characteristics of certain loan pools compared to $8.6 million for the same period of 2020. During the three–month period ended March 31, 2021, commercial loan net charge–offs were $158,000, residential mortgage loan net recoveries were $65,000 and consumer loan net charge–offs were $115,000.

The ACL balance at March 31, 2021 was $57.2 million, or 1.56% of total loans compared to an ACL balance of $57.0 million at December 31, 2020 or 1.47% of total loans. The increase in the ACL to total loans ratio was primarily due to a decrease in loans from December 31, 2020 and was primarily driven by allocations for sectors of loans with potentially higher risk of loss due to the nature and characteristics of these portfolios.

As of March 31, 2021, non–performing loans totaled $25.1 million, which reflects a 1 basis point decrease in non–performing loans to total loans, or a $1.7 million decrease from $26.8 million in non–performing loans as of December 31, 2020. Non–performing commercial loans decreased by $1.5 million, non–performing real estate loans decreased by $78,000 and non–performing consumer loans decreased by $117,000 at March 31, 2021 compared to December 31, 2020.
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At March 31, 2021, the Bank modified loans totaling $91.6 million which qualify for treatment under the CARES Act. The following is a summary of loan modifications related to the COVID–19 pandemic by type of loan.

Type of Loan	#	Net Balance	% of Total Modifications	% of Portfolio
Commercial	36	$89.4	97.6%	4.1%
Mortgage (Retained Only)	13	$1.4	1.5%	0.2%
Indirect Auto	2	$0.0	—%	—%
Consumer Direct	5	$0.7	0.8%	1.1%
Consumer Revolving	2	$0.1	0.1%	—%
Total	58	$91.6	100.0%	2.5%

Mortgage (Serviced Only)	56
Other Real Estate Owned (“OREO”) and repossessed assets totaled $1.7 million at March 31, 2021 compared to $1.9 million at December 31, 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
Non–interest Income
The following is a summary of changes in non–interest income for the three months ending March 31, 2021 and 2020 (table dollar amounts in thousands):

	Three Months Ended
	March 31,		Amount	Percent
	2021	2020	Change	Change
Non–interest Income
Service charges on deposit accounts	$2,234	$2,446	$(212)	(8.7)%
Wire transfer fees	255	171	84	49.1%
Interchange fees	2,340	1,896	444	23.4%
Fiduciary activities	1,743	2,528	(785)	(31.1)%
Gain on sale of investment securities	914	339	575	169.6%
Gain on sale of mortgage loans	5,296	3,473	1,823	52.5%
Mortgage servicing net of impairment	213	25	188	752.0%
Increase in cash surrender value of bank owned life insurance	511	554	(43)	(7.8)%
Death benefit on bank owned life insurance	—	233	(233)	0.0%
Other income	367	398	(31)	(7.8)%
Total non–interest income	$13,873	$12,063	$1,810	15.0%
Total non–interest income was $1.8 million higher during the first quarter of 2021 compared to the same period of 2020. Residential mortgage loan activity during the first quarter of 2021 generated $5.3 million of income from the gain on sale of mortgage loans, up from $3.5 million for the same period in 2020 due to a higher volume of loans sold and an increase in the percentage gain on loans sold. Mortgage servicing rights, net of impairment, increased $188,000 during the first quarter of 2021 compared to the same period of 2020. Fiduciary income decreased $785,000 during the first quarter of 2021 compared to the same period of 2020 due to the timing of the recognition of ESOP related fee income. Service charges on deposit accounts, death benefit on bank owned life insurance and other income decreased $212,000, $233,000, and $31,000, respectively, when comparing the first quarter of 2021 to the same period of 2020.

Non–interest Expense
The following is a summary of changes in non–interest expense for the three months ending March 31, 2021 and 2020 (table dollar amounts in thousands):

	Three Months Ended
	March 31,	March 31,	Amount	Percent
Non–interest Expense	2021	2020	Change	Change
Salaries and employee benefits	$16,871	$16,591	$280	1.7%
Net occupancy expenses	3,318	3,252	66	2.0%
Data processing	2,376	2,405	(29)	(1.2)%
Professional fees	544	536	8	1.5%
Outside services and consultants	1,702	1,915	(213)	(11.1)%
Loan expense	2,822	2,099	723	34.4%
FDIC deposit insurance	800	150	650	433.3%
Other losses	283	120	163	135.8%
Other expenses	3,456	4,081	(625)	(15.3)%
Total non–interest expense	$32,172	$31,149	$1,023	3.3%
Annualized Non–interest Exp. to Avg. Assets	2.20%	2.38%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
Total non–interest expense was $1.0 million higher for the first quarter of 2021 when compared to the first quarter of 2020. Increases in loan expense, FDIC deposit insurance and salaries and employee benefits were offset in part by a decrease in other expense and outside services and consultants expense.
Annualized non–interest expense as a percent of average assets were 2.20% and 2.38% for the three months ended March 31, 2021 and 2020, respectively.

Income Taxes
Income tax expense totaled $3.5 million for the first quarter of 2021 an increase of $1.9 million when compared to the first quarter of 2020. The increase in income tax expense in the first quarter of 2021 compared to the first quarter of 2020 was primarily due to a increase in income before taxes of $10.6 million.

Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At March 31, 2021, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $946.1 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $1.04 billion at December 31, 2020. The Bank had approximately $772.8 million of unpledged investment securities at March 31, 2021 compared to $632.4 million at December 31, 2020.

Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2021. Stockholders’ equity totaled $689.4 million as of March 31, 2021, compared to $692.2 million as of December 31, 2020. For the three months ended March 31, 2021, the ratio of average stockholders’ equity to average assets was 11.75% compared to 11.82% for the twelve months ended December 31, 2020. The decrease in stockholders’ equity during the period was the result of a decrease in accumulated other comprehensive income and dividends declared, offset by net income recorded during the period.
Horizon paid common stock dividends in the amount of $0.12 per share during the first three months of 2021 and $0.12 per share for the same period of 2020. The dividend payout ratio (dividends as a percent of basic earnings per share) was 26.1% and 46.2% for the first three months of 2021 and 2020, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020
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

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Net income as reported	$20,422	$21,893	$20,312	$14,639	$11,655
(Gain)/loss on sale of investment securities	(914)	(2,622)	(1,088)	(248)	(339)
Tax effect	192	551	228	52	71
Net income excluding (gain)/loss on sale of investment securities	19,700	19,822	19,452	14,443	11,387
Death benefit on bank owned life insurance (“BOLI”)	—	—	(31)	—	(233)
Net income excluding death benefit on BOLI	19,700	19,822	19,421	14,443	11,154
Adjusted net income	$19,700	$19,822	$19,421	$14,443	$11,154

Non–GAAP Reconciliation of Diluted Earnings per Share
(Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Diluted earnings per share (“EPS”) as reported	$0.46	$0.50	$0.46	$0.33	$0.26
(Gain)/loss on sale of investment securities	(0.02)	(0.06)	(0.02)	(0.01)	(0.01)
Tax effect	—	0.01	0.01	—	—
Diluted EPS excluding (gain)/loss on investment securities	0.44	0.45	0.45	0.32	0.25
Death benefit on BOLI	—	—	—	—	(0.01)
Diluted EPS excluding death benefit on BOLI	0.44	0.45	0.45	0.32	0.24
Adjusted Diluted EPS	$0.44	$0.45	$0.45	$0.32	$0.24

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Pre–tax income	$23,872	$23,860	$24,638	$16,632	$13,239
Credit loss expense	367	3,042	2,052	7,057	8,600
Pre–tax, pre–provision net income	$24,239	$26,902	$26,690	$23,689	$21,839
Pre–tax, pre–provision net income	$24,239	$26,902	$26,690	$23,689	$21,839
(Gain)/loss on sale of investment securities	(914)	(2,622)	(1,088)	(248)	(339)
Death benefit on bank owned life insurance	—	—	(31)	—	(233)
Adjusted pre–tax, pre–provision net income	$23,325	$24,280	$25,571	$23,441	$21,267

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Net interest income as reported	$42,538	$43,622	$43,397	$42,996	$40,925
Average interest earning assets	5,439,634	5,365,888	5,251,611	5,112,636	4,746,202
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	3.29%	3.34%	3.39%	3.47%	3.56%
Net interest income as reported	$42,538	$43,622	$43,397	$42,996	$40,925
Acquisition–related purchase accounting adjustments (“PAUs”)	(1,579)	(2,461)	(1,488)	(1,553)	(1,434)
Prepayment penalties on borrowings	—	3,804	—	—	—
Adjusted net interest income	$40,959	$44,965	$41,909	$41,443	$39,491
Adjusted net interest margin	3.17%	3.44%	3.27%	3.35%	3.44%

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Total stockholders’ equity	$689,379	$692,216	$670,293	$652,206	$630,842
Less: Intangible assets	173,296	174,193	175,107	176,020	176,961
Total tangible stockholders’ equity	$516,083	$518,023	$495,186	$476,186	$453,881
Common shares outstanding	43,949,189	43,880,562	43,874,353	43,821,878	43,763,623
Book value per common share	$15.69	$15.78	$15.28	$14.88	$14.41
Tangible book value per common share	$11.74	$11.81	$11.29	$10.87	$10.37

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Non–interest expense as reported	$32,172	$36,453	$33,407	$30,432	$31,149
Net interest income as reported	42,538	43,622	43,397	42,996	40,925
Non–interest income as reported	$13,873	$19,733	$16,700	$11,125	$12,063
Non–interest expense/(Net interest income + Non–interest income) ("Efficiency Ratio")	57.03%	57.54%	55.59%	56.23%	58.79%

Non–interest expense as reported	$32,172	$36,453	$33,407	$30,432	$31,149
Net interest income as reported	42,538	43,622	43,397	42,996	40,925
Prepayment penalties on borrowings	—	3,804	—	—	—
Net interest income excluding prepayment penalties on borrowings	42,538	47,426	43,397	42,996	40,925
Non–interest income as reported	13,873	19,733	16,700	11,125	12,063
(Gain)/loss on sale of investment securities	(914)	(2,622)	(1,088)	(248)	(339)
Death benefit on bank owned life insurance ("BOLI")	—	—	(31)	—	(233)
Non–interest income excluding (gain)/loss on sale of investment securities and death benefit on BOLI	$12,959	$17,111	$15,581	$10,877	$11,491
Adjusted efficiency ratio	57.97%	56.48%	56.64%	56.49%	59.43%

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Average assets	$5,936,149	$5,864,086	$5,768,691	$5,620,695	$5,257,332
Return on average assets ("ROAA") as reported	1.40%	1.49%	1.40%	1.05%	0.89%
(Gain)/loss on sale of investment securities	(0.06)	(0.18)	(0.08)	(0.02)	(0.03)
Tax effect	0.01	0.04	0.02	—	0.01
ROAA excluding (gain)/loss on sale of investment securities	1.35	1.35	1.34	1.03	0.87
Death benefit on bank owned life insurance ("BOLI")	—	—	—	—	(0.02)
ROAA excluding death benefit on BOLI	1.35	1.35	1.34	1.03	0.85
Adjusted ROAA	1.35%	1.35%	1.34%	1.03%	0.85%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2021 and 2020

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2020	2020	2020	2020
Average common equity	$697,401	$680,857	$668,797	$649,490	$667,588
Return on average common equity ("ROACE") as reported	11.88%	12.79%	12.08%	9.07%	7.02%
(Gain)/loss on sale of investment securities	(0.53)	(1.53)	(0.65)	(0.15)	(0.20)
Tax effect	0.11	0.32	0.14	0.03	0.04
ROACE excluding (gain)/loss on sale of investment securities	11.46	11.58	11.57	8.95	6.86
Death benefit on bank owned life insurance ("BOLI")	—	—	(0.02)	—	(0.14)
ROACE excluding death benefit on BOLI	11.46	11.58	11.55	8.95	6.72
Adjusted ROACE	11.46%	11.58%	11.55%	8.95%	6.72%

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon’s 2020 Annual Report on Form 10–K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2020 Annual Report on Form 10–K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of March 31, 2021, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2021, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 1.    LEGAL PROCEEDINGS
Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.    RISK FACTORS
There have been no material changes from the factors previously disclosed under Item 1A of Horizon’s Annual Report on Form 10–K for the fiscal year ended December 31, 2020.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
31.1	Certification of Craig M. Dwight	Attached
31.2	Certification of Mark E. Secor	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

April 30, 2021	/s/ Craig M. Dwight
Date	Craig M. Dwight
Chief Executive Officer

April 30, 2021	/s/ Mark E. Secor
Date	Mark E. Secor
Chief Financial Officer