Form 10-Q
period 2021-06-30
HORIZON BANCORP INC /IN/
filed 2021-08-03
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,950,720 shares of Common Stock, no par value, at August 2, 2021.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$304,171	$249,711
Interest earning time deposits	6,994	8,965
Investment securities, available for sale	1,691,186	1,134,025
Investment securities, held to maturity (fair value of $162,651 and $179,990)	153,284	168,676
Loans held for sale	7,228	13,538
Loans, net of allowance for credit losses of $55,649 and $57,027	3,463,870	3,810,356
Premises and equipment, net	88,604	92,416
Federal Home Loan Bank stock	23,023	23,023
Goodwill	151,238	151,238
Other intangible assets	21,160	22,955
Interest receivable	21,702	21,396
Cash value of life insurance	97,071	96,751
Other assets	79,696	93,564
Total assets	$6,109,227	$5,886,614
Liabilities
Deposits
Non–interest bearing	$1,102,950	$1,053,242
Interest bearing	3,678,676	3,477,891
Total deposits	4,781,626	4,531,133
Borrowings	439,094	475,000
Subordinated notes	58,676	58,603
Junior subordinated debentures issued to capital trusts	56,662	56,548
Interest payable	2,430	2,712
Other liabilities	60,365	70,402
Total liabilities	5,398,853	5,194,398
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued 44,039,562 and 43,905,631 shares, Outstanding 43,950,720 and 43,880,562 shares	—	—
Additional paid-in capital	359,227	362,945
Retained earnings	332,509	301,419
Accumulated other comprehensive income	18,638	27,852
Total stockholders’ equity	710,374	692,216
Total liabilities and stockholders’ equity	$6,109,227	$5,886,614
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest Income
Loans receivable	$39,236	$43,918	$80,054	$88,876
Investment securities – taxable	2,528	2,321	4,076	5,219
Investment securities – tax exempt	5,656	4,105	10,879	7,903
Total interest income	47,420	50,344	95,009	101,998
Interest Expense
Deposits	2,053	4,506	4,396	12,222
Borrowed funds	1,296	2,074	2,565	4,312
Subordinated notes	881	58	1,761	58
Junior subordinated debentures issued to capital trusts	558	710	1,117	1,485
Total interest expense	4,788	7,348	9,839	18,077
Net Interest Income	42,632	42,996	85,170	83,921
Credit loss expense (recovery)	(1,492)	7,057	(1,125)	15,657
Net Interest Income after Credit Loss Expense (Recovery)	44,124	35,939	86,295	68,264
Non–interest Income
Service charges on deposit accounts	2,157	1,888	4,391	4,334
Wire transfer fees	222	230	477	401
Interchange fees	2,892	2,327	5,232	4,223
Fiduciary activities	1,961	1,765	3,704	4,293
Gains on sale of investment securities (includes $0 and $248 for the three months ended June 30, 2021 and 2020, respectively, and $914 and $587 for the six months ended June 30, 2021 and 2020, respectively, related to accumulated other comprehensive earnings reclassifications)	—	248	914	587
Gain on sale of mortgage loans	5,612	6,620	10,908	10,093
Mortgage servicing income net of impairment	1,503	(2,760)	1,716	(2,735)
Increase in cash value of bank owned life insurance	502	557	1,013	1,111
Death benefit on bank owned life insurance	266	—	266	233
Other income	92	250	459	648
Total non–interest income	15,207	11,125	29,080	23,188
Non–interest Expense
Salaries and employee benefits	17,730	15,629	34,601	32,220
Net occupancy expenses	3,084	3,190	6,402	6,442
Data processing	2,388	2,432	4,764	4,837
Professional fees	588	518	1,132	1,054
Outside services and consultants	2,220	1,759	3,922	3,674
Loan expense	3,107	2,692	5,929	4,791
FDIC insurance expense	500	235	1,300	385
Other losses	6	193	289	313
Other expense	3,765	3,784	7,221	7,865
Total non–interest expense	33,388	30,432	65,560	61,581
Income Before Income Taxes	25,943	16,632	49,815	29,871
Income tax expense (includes $0 and $52 for the three months ended June 30, 2021 and 2020, respectively, and $192 and $123 for the six months ended June 30, 2021 and 2020, respectively, related to income tax expense from reclassification items)	3,770	1,993	7,220	3,577
Net Income	$22,173	$14,639	$42,595	$26,294
Basic Earnings Per Share	$0.50	$0.33	$0.97	$0.59
Diluted Earnings Per Share	0.50	0.33	0.97	0.59
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Net Income	$22,173	$14,639	$42,595	$26,294
Other Comprehensive Income
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(18)	(135)	3,035	(4,100)
Income tax effect	4	28	(637)	861
Changes from derivative instruments	(14)	(107)	2,398	(3,239)
Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	10,069	15,507	(13,816)	23,499
Accretion (amortization) from transfer of securities from available for sale to held to maturity securities	14	1	31	(29)
Reclassification adjustment for securities gains realized in income	—	(248)	(914)	(587)
Income tax effect	(2,117)	(3,205)	3,087	(4,806)
Unrealized gains (losses) on securities	7,966	12,055	(11,612)	18,077
Other Comprehensive Income (Loss), Net of Tax	7,952	11,948	(9,214)	14,838
Comprehensive Income	$30,125	$26,587	$33,381	$41,132
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, April 1, 2020	$—	$—	$361,019	$260,501	$9,322	$630,842
Net income	—	—	—	14,639	—	14,639
Other comprehensive income, net of tax	—	—	—	—	11,948	11,948
Amortization of unearned compensation	—	—	(79)	—	—	(79)
Exercise of stock options	—	—	(98)	—	—	(98)
Stock option expense	—	—	27	—	—	27
Stock issued stock plans	—	—	218	—	—	218
Cash dividends on common stock ($0.12 per share)	—	—	—	(5,291)	—	(5,291)
Balances, June 30, 2020	$—	$—	$361,087	$269,849	$21,270	$652,206

Balances, April 1, 2021	$—	$—	$362,613	$316,080	$10,686	$689,379
Net income	—	—	—	22,173	—	22,173
Other comprehensive loss, net of tax	—	—	—	—	7,952	7,952
Amortization of unearned compensation	—	—	449	—	—	449
Exercise of stock options	—	—	116	—	—	116
Stock option expense	—	—	15	—	—	15
Stock retirement plans	—	—	(3,966)	—	—	(3,966)
Cash dividends on common stock ($0.13 per share)	—	—	—	(5,744)	—	(5,744)
Balances, June 30, 2021	$—	$—	$359,227	$332,509	$18,638	$710,374

HORIZON BANCORP, INC AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Six Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2020	$—	$—	$379,853	$269,738	$6,432	$656,023
Net income	—	—	—	26,294	—	26,294
Other comprehensive income, net of tax	—	—	—	—	14,838	14,838
Impact of adoption of ASU No. 2016–13	—	—	—	(15,635)	—	(15,635)
Amortization of unearned compensation	—	—	122	—	—	122
Exercise of stock options	—	—	157	—	—	157
Stock option expense	—	—	77	—	—	77
Stock issued stock plans	—	—	514	—	—	514
Repurchase of outstanding stock	—	—	(19,636)	—	—	(19,636)
Cash dividends on common stock ($0.24 per share)	—	—	—	(10,548)	—	(10,548)
Balances, June 30, 2020	$—	$—	$361,087	$269,849	$21,270	$652,206

Balances, January 1, 2021	$—	$—	$362,945	$301,419	$27,852	$692,216
Net income	—	—	—	42,595	—	42,595
Other comprehensive loss, net of tax	—	—	—	—	(9,214)	(9,214)
Amortization of unearned compensation	—	—	784	—	—	784
Exercise of stock options	—	—	769	—	—	769
Stock option expense	—	—	42	—	—	42
Stock awards vested	—	—	(1,347)	—	—	(1,347)
Stock retirement plans	—	—	(3,966)	—	—	(3,966)
Cash dividends on common stock($0.25 per share)	—	—	—	(11,505)	—	(11,505)
Balances, June 30, 2021	$—	$—	$359,227	$332,509	$18,638	$710,374
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Six Months Ended
	June 30
	2021	2020
Operating Activities
Net income	$42,595	$26,294
Items not requiring (providing) cash
Provision for (recovery of) credit losses	(1,125)	15,657
Depreciation and amortization	5,394	4,909
Share based compensation	42	77
Mortgage servicing rights income	340	(466)
Mortgage servicing rights net impairment	(1,843)	3,201
Premium amortization on securities, net	4,573	4,266
Gain on sale of investment securities	(914)	(587)
Gain on sale of mortgage loans	(10,908)	(10,093)
Proceeds from sales of loans	256,395	258,207
Loans originated for sale	(239,177)	(259,939)
Change in cash value life insurance	(1,013)	(1,111)
Gain on sale of other real estate owned	19	7
Net change in:
Interest receivable	(306)	(1,357)
Interest payable	(282)	(709)
Other assets	11,569	1,811
Other liabilities	(4,581)	661
Net cash provided by operating activities	60,778	40,828
Investing Activities
Purchases of securities available for sale	(700,359)	(207,160)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	125,616	126,826
Proceeds from maturities of securities held to maturity	14,617	16,138
Net change in interest earning time deposits	1,971	(792)
Change in FHLB stock	—	(1,161)
Net change in loans	347,010	(340,505)
Proceeds on the sale of OREO and repossessed assets	873	444
Change in premises and equipment, net	997	(2,913)
Death benefit on bank owned life insurance	266	233
Repurchase of outstanding stock	—	(19,636)
Net cash used in investing activities	(209,009)	(428,526)
Financing Activities
Net change in:
Deposits	250,493	376,597
Borrowings	(35,719)	33,458
Net change from issuance of stock	(578)	671
Net proceeds from issuance of subordinated notes	—	58,824
Dividends paid on common stock	(11,505)	(10,548)
Net cash provided by financing activities	202,691	459,002
Net Change in Cash and Cash Equivalents	54,460	71,304
Cash and Cash Equivalents, Beginning of Period	249,711	98,831

HORIZON BANCORP, INC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

Cash and Cash Equivalents, End of Period	$304,171	$170,135
Additional Supplemental Information
Interest paid	$10,121	$18,786
Income taxes paid	725	—
Transfer of loans to other real estate and repossessed assets	601	939
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”). Horizon Bank (formerly known as “Horizon Bank, N.A.”) was a national association until its conversion to an Indiana commercial bank effective June 23, 2017. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2021 and June 30, 2020 are not necessarily indicative of the operating results for the full year of 2021 or 2020. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of June 30, 2021, Horizon had repurchased a total of 373,323 shares at an average price per share of $15.86. In addition to the stock repurchase program, Horizon agreed to repurchase 1,000,000 shares at a price per share of $15.19 from an individual shareholder on March 6, 2020.
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
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Basic earnings per share
Net income	$22,173	$14,639	$42,595	$26,294
Weighted average common shares outstanding	43,950,501	43,781,249	43,935,111	44,219,880
Basic earnings per share	$0.50	$0.33	$0.97	$0.59

Diluted earnings per share
Net income	$22,173	$14,639	$42,595	$26,294
Weighted average common shares outstanding	43,950,501	43,781,249	43,935,111	44,219,880
Effect of dilutive securities:
Restricted stock	106,175	7,614	104,421	40,017
Stock options	54,427	13,931	53,045	26,967
Weighted average common shares outstanding	44,111,103	43,802,794	44,092,577	44,286,864
Diluted earnings per share	$0.50	$0.33	$0.97	$0.59

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
There were 137,705 and 137,705 shares for the three and six months ended June 30, 2021, which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 504,085 and 285,588 shares for the three and six months ended June 30, 2020, which were not included in the computation of diluted earnings per share because they were non–dilutive.
Horizon has share–based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2020 Annual Report on Form 10–K. Also, the Company's shareholders approved the 2021 Omnibus Equity Incentive Plan at its Annual Meeting on May 6, 2021, adding 1.4 million additional shares to the plan and with no other significant changes from the Company's previous plan.
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
The Company has been conducting monthly meetings to address contracts and hedge accounting relationships that reference LIBOR. All contracts referencing LIBOR as an interest rate have been identified and are in the process of being rewritten or refinanced by December 31, 2021, except for commercial loan interest rate swaps. Hedge accounting relationships referencing LIBOR will be modified by the counter parties. The Company believes the adoption of this guidance on activities subsequent to December 31, 2020 through December 31, 2022 will not have a material impact on the consolidated financial statements.
Note 2 – Acquisitions
On May, 25, 2021, Horizon Bank entered into a definitive purchase and assumption agreement to acquire 14 TCF National Bank (“TCF”) branches in 11 Michigan counties with approximately $976 million in deposits and $278 million in associated loans, which are being divested by TCF Financial Corporation in connection with its merger with Huntington Bancshares Incorporated. The transaction, which is expected to be completed by the end of the third quarter of 2021, is subject to regulatory approval and other customary closing conditions and adjustments.

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 – Securities
The fair value of securities is as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$191,490	$228	$(617)	$191,101
State and municipal	1,090,693	27,993	(5,193)	1,113,493
Federal agency collateralized mortgage obligations	96,344	2,280	(2)	98,622
Federal agency mortgage-backed pools	165,016	2,641	(147)	167,510
Private labeled mortgage-backed pools	33,074	508	(14)	33,568
Corporate notes	85,637	1,318	(63)	86,892
Total available for sale investment securities	$1,662,254	$34,968	$(6,036)	$1,691,186
Held to maturity
State and municipal	$144,430	$9,176	$—	$153,606
Federal agency collateralized mortgage obligations	1,007	16	—	1,023
Federal agency mortgage-backed pools	3,733	175	—	3,908
Private labeled mortgage-backed pools	4,114	—	—	4,114
Total held to maturity investment securities	$153,284	$9,367	$—	$162,651

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$19,750	$—	$(35)	$19,715
State and municipal	803,100	35,014	(271)	837,843
Federal agency collateralized mortgage obligations	144,022	3,448	(17)	147,453
Federal agency mortgage-backed pools	114,484	4,315	—	118,799
Corporate notes	9,007	1,208	—	10,215
Total available for sale investment securities	$1,090,363	$43,985	$(323)	$1,134,025
Held to maturity
State and municipal	$157,421	$11,035	$—	$168,456
Federal agency collateralized mortgage obligations	2,661	36	—	2,697
Federal agency mortgage-backed pools	8,594	243	—	8,837
Total held to maturity investment securities	$168,676	$11,314	$—	$179,990
The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$46,747	$46,784	$44,206	$44,192
One to five years	156,088	157,620	61,594	63,006
Five to ten years	362,439	366,313	136,857	145,102
After ten years	802,546	820,769	589,200	615,473
	1,367,820	1,391,486	831,857	867,773
Federal agency collateralized mortgage obligations	96,344	98,622	144,022	147,453
Federal agency mortgage–backed pools	165,016	167,510	114,484	118,799
Private labeled mortgage–backed pools	$33,074	$33,568	$—	$—
Total available for sale investment securities	$1,662,254	$1,691,186	$1,090,363	$1,134,025
Held to maturity
Within one year	$4,314	$4,349	$7,302	$7,327
One to five years	43,418	44,942	42,742	44,358
Five to ten years	73,870	78,956	82,087	88,300
After ten years	22,828	25,359	25,290	28,471
	144,430	153,606	157,421	168,456
Federal agency collateralized mortgage obligations	1,007	1,023	2,661	2,697
Federal agency mortgage–backed pools	3,733	3,908	8,594	8,837
Private labeled mortgage–backed pools	4,114	4,114	—	—
Total held to maturity investment securities	$153,284	$162,651	$168,676	$179,990
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$96,033	$(617)	$—	$—	$96,033	$(617)
State and municipal	346,889	(5,103)	1,435	(90)	348,324	(5,193)
Federal agency collateralized mortgage obligations	412	(2)	—	—	412	(2)
Federal agency mortgage–backed pools	77,091	(147)	—	—	77,091	(147)
Private labeled mortgage–backed pools	9,510	(14)	—	—	9,510	(14)
Corporate notes	22,169	(63)	—	—	22,169	(63)
Total temporarily impaired securities	$552,104	$(5,946)	$1,435	$(90)	$553,539	$(6,036)

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
No allowance for credit losses for available for sale debt securities or held to maturity securities was needed at June 30, 2021 or December 31, 2020. Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $10.3 million at June 30, 2021 and $8.1 million at December 31, 2020 and is excluded from the estimate of credit losses.
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
Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Sales of securities available for sale
Proceeds	$—	$5,146	$27,514	$37,182
Gross gains	—	248	914	637
Gross losses	—	—	—	(50)

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
The following table presents total loans outstanding by portfolio class, as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Commercial
Owner occupied real estate	$475,908	$496,306
Non–owner occupied real estate	995,314	999,636
Residential spec homes	9,215	10,070
Development & spec land	23,188	26,372
Commercial and industrial	601,002	659,887
Total commercial	2,104,627	2,192,271
Real estate
Residential mortgage	537,259	598,700
Residential construction	22,178	25,586
Mortgage warehouse	205,311	395,626
Total real estate	764,748	1,019,912
Consumer
Direct installment	36,189	38,046
Indirect installment	358,161	357,511
Home equity	255,794	259,643
Total consumer	650,144	655,200
Total loans	3,519,519	3,867,383
Allowance for credit losses	(55,649)	(57,027)
Net loans	$3,463,870	$3,810,356

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
As of June 30, 2021 and December 31, 2020, Federal Paycheck Protection Program (“PPP”) loans totaled approximately $169.4 million and $208.9 million, respectively, and are included with commercial loans. Total loans include net deferred loan fees of $3.2 million and $1.7 million at June 30, 2021 and December 31, 2020, respectively.

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

Non–performing Loans

The following table presents non–accrual loans, loans past due over 90 days still on accrual, and troubled debt restructurings (“TDRs”) by class of loans:

	June 30, 2021
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–accrual with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$6,847	$—	$603	$—	$7,450	$2,378
Non–owner occupied real estate	1,020	—	303	—	1,323	1,323
Residential spec homes	—	—	—	—	—	—
Development & spec land	820	—	—	—	820	820
Commercial and industrial	694	—	58	—	752	510
Total commercial	9,381	—	964	—	10,345	5,031
Real estate
Residential mortgage	5,458	—	924	1,459	7,841	6,263
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	5,458	—	924	1,459	7,841	6,263
Consumer
Direct installment	18	—	—	—	18	18
Indirect installment	828	—	—	—	828	828
Home equity	2,490	—	406	394	3,290	2,896
Total consumer	3,336	—	406	394	4,136	3,742
Total	$18,175	$—	$2,294	$1,853	$22,322	$15,036

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
There was no interest income recognized on non–accrual loans during the three and six months ended June 30, 2021 and 2020, respectively, while the loans were in non–accrual status. Included in the $18.2 million of non–accrual loans and the $2.3 million of non–performing TDRs at June 30, 2021 were $2.5 million and $902,000, respectively, of loans acquired for which there were accretable yields recognized.

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non–accrual loans of $18.2 million and non–performing TDRs of $2.3 million at June 30, 2021:

	June 30, 2021
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$468,458	$—	$—	$—	$—	$468,458
Non–owner occupied real estate	993,914	—	77	—	77	993,991
Residential spec homes	9,215	—	—	—	—	9,215
Development & spec land	22,368	—	—	—	—	22,368
Commercial and industrial	599,623	445	182	—	627	600,250
Total commercial	2,093,578	445	259	—	704	2,094,282
Real estate
Residential mortgage	529,780	865	232	—	1,097	530,877
Residential construction	22,178	—	—	—	—	22,178
Mortgage warehouse	205,311	—	—	—	—	205,311
Total real estate	757,269	865	232	—	1,097	758,366
Consumer
Direct installment	36,162	2	7	—	9	36,171
Indirect installment	356,485	709	139	—	848	357,333
Home equity	252,220	500	178	—	678	252,898
Total consumer	644,867	1,211	324	—	1,535	646,402
Total	$3,495,714	$2,521	$815	$—	$3,336	$3,499,050
Percentage of total loans	99.90%	0.07%	0.02%	0.00%	0.10%	100.00%

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
At June 30, 2021, the types of concessions the Company has made on restructured loans have been temporary rate reductions and/or reductions in monthly payments, and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as a TDR unless the loan bears interest at a market rate. As of June 30, 2021, the Company had $4.1 million in TDRs and $1.9 million were performing according to the restructured terms and $93,000 TDRs were returned to accrual status during 2021. There were no specific reserves allocated to TDRs at June 30, 2021 based on the discounted cash flows or, when appropriate, the fair value of the collateral. These TDRs are exclusive of loans modified under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents TDRs by class of loan:

	June 30, 2021			December 31, 2020
	Non–accrual	Accruing	Total	Non–accrual	Accruing	Total
Commercial
Owner occupied real estate	$603	$—	$603	$630	$168	$798
Non–owner occupied real estate	303	—	303	330	—	330
Residential spec homes	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—
Commercial and industrial	58	—	58	506	—	506
Total commercial	964	—	964	1,466	168	1,634
Real estate
Residential mortgage	924	1,459	2,383	922	1,381	2,303
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	924	1,459	2,383	922	1,381	2,303
Consumer
Direct installment	—	—	—	—	—	—
Indirect installment	—	—	—	—	—	—
Home equity	406	394	800	222	244	466
Total consumer	406	394	800	222	244	466
Total	$2,294	$1,853	$4,147	$2,610	$1,793	$4,403
Loans Modified under the CARES Act
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At June 30, 2021 and December 31, 2020, the Bank modified loans totaling $52.5 million and $126.7 million, respectively, which qualify for treatment under the CARES Act.
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

	June 30, 2021
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$7,341	$109	$—	$7,450	$1,267
Non–owner occupied real estate	1,323	—	—	1,323	—
Residential spec homes	—	—	—	—	—
Development & spec land	820	—	—	820	—
Commercial and industrial	—	752	—	752	160
Total commercial	9,484	861	—	10,345	1,427
Total collateral dependent loans	$9,484	$861	$—	$10,345	$1,427

	December 31, 2020
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$11,309	$114	$—	$11,423	$1,605
Non–owner occupied real estate	1,032	—	—	1,032	—
Residential spec homes	—	—	—	—	—
Development & spec land	70	—	—	70	—
Commercial and industrial	2,245	210	—	2,455	252
Total commercial	14,656	324	—	14,980	1,857
Total collateral dependent loans	$14,656	$324	$—	$14,980	$1,857
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
•Commercial loan officers are responsible for reviewing their loan portfolios and reporting any adverse material change to the CCBO, Senior Commercial Credit Officer (“SCCO”) or Loan Committee. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the CCBO, SCCO and the Credit Department of the change in the loan grade. Downgrades are accepted immediately by the CCBO or SCCO, however, lenders must present their factual information to either the Loan Committee, CCBO or SCCO when recommending an upgrade.
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

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at June 30, 2021.

June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$29,263	$56,383	$56,495	$48,945	$43,937	$153,980	$39,681	$428,684
Special Mention	—	—	1,023	1,129	8,852	11,638	—	22,642
Substandard	—	1,012	1,005	3,919	1,568	13,275	3,803	24,582
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$29,263	$57,395	$58,523	$53,993	$54,357	$178,893	$43,484	$475,908

Non–owner occupied real estate
Pass	$69,815	$111,666	$109,816	$60,224	$133,171	$267,245	$166,989	$918,926
Special Mention	—	851	1,214	29,438	4,512	12,111	303	48,429
Substandard	—	—	15,417	1,155	94	8,921	2,372	27,959
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$69,815	$112,517	$126,447	$90,817	$137,777	$288,277	$169,664	$995,314

Residential spec homes
Pass	$500	$368	$606	$—	$—	$841	$6,900	$9,215
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$500	$368	$606	$—	$—	$841	$6,900	$9,215

Development & spec land
Pass	$1,445	$563	$563	$1,480	$2,169	$12,177	$3,247	$21,644
Special Mention	—	—	—	—	—	190	200	390
Substandard	—	—	—	—	—	404	750	1,154
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$1,445	$563	$563	$1,480	$2,169	$12,771	$4,197	$23,188

Commercial & industrial
Pass	$205,256	$85,641	$55,244	$50,770	$68,524	$63,323	$32,927	$561,685
Special Mention	3,152	3,455	1,086	2,394	6,996	4,508	910	22,501
Substandard	2,689	570	2,213	3,001	1,717	4,321	2,305	16,816
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$211,097	$89,666	$58,543	$56,165	$77,237	$72,152	$36,142	$601,002
Total commercial	$312,120	$260,509	$244,682	$202,455	$271,540	$552,934	$260,387	$2,104,627

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$52,716	$103,892	$48,617	$61,616	$68,983	$193,594	$—	$529,418
Non–performing	—	—	377	634	—	6,830	—	7,841
Total residential mortgage	$52,716	$103,892	$48,994	$62,250	$68,983	$200,424	$—	$537,259

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$22,178	$22,178
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$22,178	$22,178

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$205,311	$205,311
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$205,311	$205,311
Total real estate	$52,716	$103,892	$48,994	$62,250	$68,983	$200,424	$227,489	$764,748

June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$7,408	$9,665	$7,494	$4,271	$4,174	$3,151	$8	$36,171
Non–performing	—	—	—	—	15	3	—	18
Total direct installment	$7,408	$9,665	$7,494	$4,271	$4,189	$3,154	$8	$36,189

Indirect installment
Performing	$78,798	$113,258	$77,097	$54,691	$25,441	$8,048	$—	$357,333
Non–performing	—	83	177	204	229	135	—	828
Total indirect installment	$78,798	$113,341	$77,274	$54,895	$25,670	$8,183	$—	$358,161

Home equity
Performing	$30,630	$60,376	$36,093	$28,389	$23,158	$68,575	$5,283	$252,504
Non–performing	10	38	10	84	73	1,296	1,779	3,290
Total home equity	$30,640	$60,414	$36,103	$28,473	$23,231	$69,871	$7,062	$255,794
Total consumer	$116,846	$183,420	$120,871	$87,639	$53,090	$81,208	$7,070	$650,144

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

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 5 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$42,980	$4,229	$1,163	$8,814	$57,186
Provision for credit losses on loans	(1,168)	(144)	(8)	(172)	(1,492)
PCD loan charge–offs	(6)	—	—	—	(6)
Charge–offs	(67)	—	—	(237)	(304)
Recoveries	27	23	—	215	265
Balance, end of period	$41,766	$4,108	$1,155	$8,620	$55,649

	Three Months Ended June 30, 2020
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$32,550	$5,654	$1,055	$9,181	$48,440
Provision for credit losses on loans	6,603	202	135	117	7,057
Charge–offs	(15)	(34)	—	(526)	(575)
Recoveries	9	10	—	149	168
Balance, end of period	$39,147	$5,832	$1,190	$8,921	$55,090

	Six Months Ended June 30, 2021
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$42,210	$4,620	$1,267	$8,930	$57,027
Provision for credit losses on loans	(240)	(600)	(112)	(173)	(1,125)
PCD loan charge–offs	(6)	—	—	—	(6)
Charge–offs	(263)	—	—	(472)	(735)
Recoveries	65	88	—	335	488
Balance, end of period	$41,766	$4,108	$1,155	$8,620	$55,649

	Six Months Ended June 30, 2020
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$11,996	$923	$1,077	$3,671	$17,667
Impact of adopting ASC 326	13,618	4,048	—	4,911	22,577
Provision for credit losses on loans	13,519	902	113	1,123	15,657
Charge–offs	(84)	(60)	—	(1,144)	(1,288)
Recoveries	98	19	—	360	477
Balance, end of period	$39,147	$5,832	$1,190	$8,921	$55,090

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

Note 6 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.5 billion and $1.5 billion at June 30, 2021 and December 31, 2020.

The aggregate fair value of capitalized mortgage servicing rights was approximately $14.5 million and $12.5 million at June 30, 2021 and December 31, 2020, compared to the carrying values of $14.5 million and $12.5 million at June 30, 2021 and December 31, 2020, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	June 30,	December 31,
	2021	2020
Mortgage servicing rights
Balance, beginning of period	$17,644	$15,046
Servicing rights capitalized	2,161	5,530
Amortization of servicing rights	(2,014)	(2,932)
Balance, end of period	17,791	17,644
Impairment allowance
Balance, beginning of period	(5,172)	(719)
Additions	—	(5,106)
Reductions	1,843	653
Balance, end of period	(3,329)	(5,172)
Mortgage servicing rights, net	$14,462	$12,472

HORIZON BANCORP, INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

The Bank reduced impairment by approximately $1.8 million for the six months ended June 30, 2021. The Bank recorded additional impairment of approximately $4.5 million for the year ended December 31, 2020.

Note 7 – Goodwill

The following table presents the Company’s carrying amount of goodwill as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
	2021	2020
Balance, beginning of period	$151,238	$151,238
Goodwill acquired during the period	—	—
Balance, end of period	$151,238	$151,238

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

The Company updated their analysis above during the second quarter of 2021 which resulted in no goodwill impairment charges for the six months ended June 30, 2021.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	June 30, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$128,453	$—	$—	$—	$—	$—	$128,453
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$47,460	$—	$—	$—	$—	$—	$47,460
Federal agency mortgage–backed pools	82,188	—	—	—	—	—	82,188
Total	$129,648	$—	$—	$—	$—	$—	$129,648

Note 9 – Subordinated Notes
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

Note 10 – Derivative Financial Instruments
Cash Flow Hedges – As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three months LIBOR and to pay interest to the counterparty at a fixed rate of 4.20% on a notional amount of $12.0 million at June 30, 2021 and December 31,

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
2020, respectively. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
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
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.81% on a notional amount of $50.0 million at June 30, 2021 and December 31, 2020. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2021, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.
Fair Value Hedges – Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2021, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan and security agreements being hedged were $459.6 million at June 30, 2021 and $442.7 million at December 31, 2020.
Other Derivative Instruments – The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2021, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	June 30, 2021		June 30, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$22,693	Other liabilities	$27,901
Total derivatives designated as hedging instruments		22,693		27,901
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	499	Other liabilities	—
Total derivatives not designated as hedging instruments		499		—
Total derivatives		$23,192		$27,901

	Asset Derivatives		Liability Derivatives
	December 31, 2020		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$35,388	Other liabilities	$43,631
Total derivatives designated as hedging instruments		35,388		43,631
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	1,045	Other liabilities	—
Total derivatives not designated as hedging instruments		1,045		—
Total derivatives		$36,433		$43,631
The effect of the derivative instruments on the condensed consolidated statements of income for the three and six–month periods ending June 30 is as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Derivatives in cash flow hedging relationship
Interest rate contracts	$(14)	$(107)	$2,398	$(3,239)
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Derivative in fair value hedging relationship
Interest rate contracts	Interest income - loans	$(4,830)	$(3,162)	$12,695	$(29,492)
Interest rate contracts	Interest income - loans	4,830	3,162	(12,695)	29,492
Total		$—	$—	$—	$—

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$696	$(679)	$(545)	$364

Note 11 – Disclosures about Fair Value of Assets and Liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	June 30, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$191,101	$—	$191,101	$—
State and municipal	1,113,493	—	1,113,493	—
Federal agency collateralized mortgage obligations	98,622	—	98,622	—
Federal agency mortgage–backed pools	167,510	—	167,510	—
Private labeled mortgage–backed pools	33,568	—	33,568
Corporate notes	86,892	—	86,892	—
Total available for sale securities	1,691,186	—	1,691,186	—
Interest rate swap agreements asset	22,693	—	22,693	—
Forward sale commitments	499	—	499	—
Interest rate swap agreements liability	(27,901)	—	(27,901)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$19,715	$—	$19,715	$—
State and municipal	837,843	—	837,843	—
Federal agency collateralized mortgage obligations	147,453	—	147,453	—
Federal agency mortgage–backed pools	118,799	—	118,799	—
Corporate notes	10,215	—	10,215	—
Total available for sale securities	1,134,025	—	1,134,025	—
Interest rate swap agreements asset	35,388	—	35,388	—
Forward sale commitments	1,045	—	1,045	—
Interest rate swap agreements liability	(43,631)	—	(43,631)	—
Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Non-interest Income
Total gains and losses from:
Hedged loans	$(4,830)	$(3,162)	$12,695	$(29,492)
Fair value interest rate swap agreements	4,830	3,162	(12,695)	29,492
Derivative loan commitments	696	(679)	(545)	364
	$696	$(679)	$(545)	$364
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Collateral dependent loans	$8,918	$—	$—	$8,918
Mortgage servicing rights	14,462	—	—	14,462
December 31, 2020
Collateral dependent loans	$13,123	$—	$—	$13,123
Mortgage servicing rights	12,472	—	—	12,472

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
Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month–end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment increased by $1.8 million during the first six months of 2021 and decreased by $3.2 million during the first six months of 2020.

The following table presents qualitative information about unobservable inputs used in recurring and non–recurring Level 3 fair value measurements, other than goodwill.

	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$8,918	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-66.0% (13.8%)
Mortgage servicing rights	14,462	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	8.0%-8.0% (8.0%), 9.9%-28.5% (13.6%), 0.0%-4.5%(0.5%)

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$13,123	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-72.0%(12.4%)
Mortgage servicing rights	12,472	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	7.8%-7.8% (7.8%), 11.5%-20.9%(17.5%), 0.0%-1.0%(0.8%)
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2021 and December 31, 2020. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

	June 30, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$304,171	$304,171	$—	$—
Interest–earning time deposits	6,994	—	7,107	—
Investment securities, held to maturity	153,284	—	162,651	—
Loans held for sale	7,228	—	—	7,228
Loans (excluding loan level hedges), net	3,463,870	—	—	3,389,962
Stock in FHLB	23,023	—	23,023	—
Interest receivable	21,702	—	21,702	—
Liabilities
Non–interest bearing deposits	$1,102,950	$1,102,950	$—	$—
Interest bearing deposits	3,678,676	—	3,658,436	—
Borrowings	439,094	—	439,763	—
Subordinated notes	58,676	—	58,033	—
Junior subordinated debentures issued to capital trusts	56,662	—	53,163	—
Interest payable	2,430	—	2,430	—

	December 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$249,711	$249,711	$—	$—
Interest–earning time deposits	8,965	—	9,136	—
Investment securities, held to maturity	168,676	—	179,990	—
Loans held for sale	13,538	—	—	13,538
Loans (excluding loan level hedges), net	3,810,356	—	—	3,767,348
Stock in FHLB	23,023	—	23,023	—
Interest receivable	21,396	—	21,396	—
Liabilities
Non–interest bearing deposits	$1,053,242	$1,053,242	$—	$—
Interest bearing deposits	3,477,891	—	3,466,522	—
Borrowings	475,000	—	483,245	—
Subordinated notes	58,603	—	57,626	—
Junior subordinated debentures issued to capital trusts	56,548	—	52,676	—
Interest payable	2,712	—	2,712	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 13 – Accumulated Other Comprehensive Income

	June 30, 2021	December 31, 2020
Unrealized gain on securities available for sale	$28,932	$43,662
Unamortized loss on securities held to maturity, previously transferred from AFS	(134)	(165)
Unrealized loss on derivative instruments	(5,208)	(8,243)
Tax effect	(4,952)	(7,402)
Total accumulated other comprehensive income	$18,638	$27,852

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of June 30, 2021 and December 31, 2020, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the second quarter of 2021 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon and the Bank’s actual and required capital ratios as of June 30, 2021 and December 31, 2020 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital (to risk–weighted assets)(1)
Consolidated	$687,957	16.65%	$330,550	8.00%	$433,847	10.50%	N/A	N/A
Bank	573,430	14.09%	325,581	8.00%	427,325	10.50%	$406,977	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	634,359	15.35%	247,958	6.00%	351,274	8.50%	N/A	N/A
Bank	520,873	12.80%	244,159	6.00%	345,892	8.50%	325,546	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	519,058	12.56%	185,968	4.50%	289,284	7.00%	N/A	N/A
Bank	520,873	12.80%	183,119	4.50%	284,852	7.00%	264,506	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	634,359	10.76%	235,821	4.00%	235,821	4.00%	N/A	N/A
Bank	520,873	8.79%	237,030	4.00%	237,030	4.00%	296,287	5.00%
December 31, 2020
Total capital (to risk–weighted assets)(1)
Consolidated	$648,804	14.91%	$348,024	8.00%	$456,782	10.50%	N/A	N/A
Bank	532,315	12.21%	348,810	8.00%	457,813	10.50%	$436,013	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	607,340	13.96%	261,018	6.00%	369,775	8.50%	N/A	N/A
Bank	492,221	11.29%	261,606	6.00%	370,609	8.50%	348,808	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	491,281	11.29%	195,764	4.50%	304,522	7.00%	N/A	N/A
Bank	492,221	11.29%	196,205	4.50%	305,207	7.00%	283,407	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	607,340	10.68%	227,507	4.00%	227,507	4.00%	N/A	N/A
Bank	492,221	8.71%	226,158	4.00%	226,158	4.00%	282,697	5.00%
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
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
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
•the effect of low or negative interest rates on net interest rate margin and their impact on mortgage loan volumes and the outflow of deposits;
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
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
Second Quarter 2021 Highlights
•Net income grew to a record $22.2 million, up 8.6% from the linked quarter and 51.5% from the year–ago period. Diluted earnings per share (“EPS”) of $0.50 includes the $0.01 after–tax impact of expenses associated with Horizon’s agreement to acquire 14 TCF National Bank branches, approximately $976 million in deposits and approximately $278 million in loans in a financially and strategically attractive extension of Horizon’s low–cost deposit franchise in Michigan, announced in the quarter. EPS was $0.46 for the first quarter of 2021 and $0.33 for the second quarter of 2020.

•Pre–tax, pre–provision net income grew to a second–quarter record $24.5 million, up 0.9% from the linked quarter and 3.2% from the year–ago period. This non–GAAP financial measure is utilized by banks to provide a greater understanding of pre–tax profitability before giving effect to credit loss expense. (See the “Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Income” table below.)

•Net interest income was $42.6 million for the quarter, compared to $42.5 million for the first quarter of 2021 and $43.0 million for the second quarter of 2020. Reported net interest margin (“NIM”) was 3.14% and adjusted NIM was 3.13%, with reported NIM declining by 15 basis points and adjusted NIM decreasing by four basis points from the first quarter of 2021. (See the “Non–GAAP Reconciliation of Net Interest Margin” table for the definition of this non–GAAP calculation of adjusted NIM.) An estimated seven basis points attributed to Federal Paycheck Protection Program (“PPP”) lending improved the margin, offset by an estimated 21 basis point compression attributed to excess liquidity held during the quarter, for both NIM and adjusted NIM.

•Horizon’s in–market consumer and commercial deposit relationships, combined with strategic pricing moves to manage deposit growth and runoff of higher–priced time deposits, contributed to continued improvement in the cost of interest bearing liabilities, which declined to 0.45% in the quarter, compared to 0.50% in the first quarter of 2021 and 0.74% in the second quarter of 2020.

•Non–interest expense was $33.4 million in the quarter, or 2.18% of average assets on an annualized basis, compared to $32.2 million, or 2.20%, in the first quarter of 2021 and $30.4 million, or 2.18%, in the second quarter of 2020.

•The efficiency ratio for the period was 57.73% compared to 57.03% for the first quarter of 2021 and 56.23% for the second quarter of 2020. The adjusted efficiency ratio was 57.45% compared to 57.97% for the first quarter of 2021 and 56.49% for the second quarter of 2020. (See the “Non-GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio” table below.)

•Horizon experienced an increased return on average assets (“ROAA”) of 1.45% and return on average common equity (“ROACE”) of 12.59% in the quarter, as well as adjusted ROAA of 1.46% and adjusted ROACE of 12.61%, excluding the impact of acquisition expenses and prepayment penalties, net of tax, and death benefits on bank owned life insurance. (See the “Non–GAAP Reconciliation of Return on Average Assets” and the “Non–GAAP Reconciliation of Return on Average Common Equity” tables below.)

•Horizon recorded a provision release of $1.5 million and maintained solid asset quality metrics at period end, including non–performing loans declining 10.9% during the quarter to $22.3 million, or 0.63% of total loans, substandard loans declining 4.6% to $82.5 million, or 2.3% of total loans, net charge–offs declining 81.3% to $39,000, or 0.00% of average loans for the period, and COVID–19 deferrals declining 42.7% to $52.5 million, or 1.5% of total loans.

•Total non–interest income grew to $15.2 million, up 9.6% from the linked quarter and 36.7% from the year–ago period, due to favorable impact of mortgage production, bank owned life insurance, banking fees and fiduciary activities. Following record residential lending in 2020, mortgage–related non–interest income remained strong in the second three months of 2021, with gain on mortgage loan sales of $5.6 million and net mortgage servicing income of $1.5 million. The Horizon Bank (the “Bank”) originated $173.0 million in mortgage loans during the quarter, with 61% of volume from purchases, as Horizon continued to focus residential lending on prime borrowers in Indiana and Michigan markets.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020

•Loans, excluding PPP lending, totaled $3.36 billion on June 30, 2021, were lower reflecting cash reserves maintained by many current and prospective commercial borrowers and retail households through the quarter. Loans, excluding PPP lending, totaled $3.42 billion on March 31, 2021 and $3.69 billion on June 30, 2020.

•Horizon’s book value per share and tangible book value per share increased to all–time highs of $16.16 and $12.24, respectively. (See the “Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share” table below.)

•As part of the Company's annual branch performance review and a third–party analysis of the Bank's retail network, Horizon's Board of Directors approved the permanent closure of nine Indiana branch locations and one in Michigan to occur on August 27, 2021. Access to Horizon branch that provides the same products and services will be in close proximity of the consolidated branch in addition to alternative delivery channels are available, including online banking and mobile banking. Any impairment to fixed assets is not estimated to be material.

•Horizon increased cash dividends paid in the quarter by 8.3% to $0.13 per share, as previously announced. As of June 30, 2021, in excess of $129 million in cash was maintained at the holding company, providing considerable future optionality to build shareholder value.

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
◦Payment relief
▪Approximately $2 million consumer and mortgage loans have been modified as of June 30, 2021, down from $6 million as of December 31, 2020 and $63 million as of June 30, 2020.
▪Continued to provide new loans to qualified applicants.
▪Provided mortgage loan education programs.
▪Provided additional financial assistance in the form of fee waivers and a freeze on all debt collection activities.
•Businesses
◦Preferred SBA Lender
▪Active participant in all SBA loan programs (PPP, 7a, Express and 504).
◦Payment Relief Programs
▪Approximately $51 million in commercial loans with payment extensions as of June 30, 2021, down from $121 million as of December 31, 2020 and $470 million as of June 30, 2020.
▪Processed and received approval for 4,003 PPP loans, funding approximately $450.1 million.
▪As of June 30, 2021, $276.5 million of PPP loans had been forgiven.

•Communities
◦Increased volunteerism in support of local not–for–profit entities.
◦Contributed over $300,000 during 2020 to COVID–19 related not–for–profit efforts (local food banks, United Way, housing).

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
◦Participated in community conference calls related to COVID–19.
◦Partnered with local neighborhood housing partnerships to provide funding for low to moderate income families.
◦Partnered with local Certified Development Corporations to provide capital to small businesses.

Financial Summary

	For the Three Months Ended
	June 30,	March 31,	June 30,
Net Interest Income and Net Interest Margin	2021	2021	2020
Net interest income	$42,632	$42,538	$42,996
Net interest margin	3.14%	3.29%	3.47%
Adjusted net interest margin	3.13%	3.17%	3.35%

	For the Three Months Ended
	June 30,	March 31,	June 30,
Asset Yields and Funding Costs	2021	2021	2020
Interest earning assets	3.48%	3.66%	4.05%
Interest bearing liabilities	0.45%	0.50%	0.74%

	For the Three Months Ended
Non–interest Income and Mortgage Banking Income	June 30,	March 31,	June 30,
	2021	2021	2020
Total non–interest income	$15,207	$13,873	$11,125
Gain on sale of mortgage loans	5,612	5,296	6,620
Mortgage servicing income net of impairment	1,503	213	(2,760)

	For the Three Months Ended
	June 30,	March 31,	June 30,
Non–interest Expense	2021	2021	2020
Total non–interest expense	$33,388	$32,172	$30,432
Annualized non–interest expense to average assets	2.18%	2.20%	2.18%

	At or for the Three Months Ended
Credit Quality	June 30,	March 31,	June 30,
	2021	2021	2020
Allowance for credit losses to total loans	1.58%	1.56%	1.38%
Non–performing loans to total loans	0.63%	0.68%	0.70%
Percent of net charge–offs to average loans outstanding for the period	0.00%	0.01%	0.01%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020

Allowance for	December 31,	Net Reserve		June 30,
Credit Losses	2020	1Q20	2Q20	2021
Commercial	$42,210	$770	$(1,214)	$41,766
Retail Mortgage	4,620	(391)	(121)	4,108
Warehouse	1,267	(104)	(8)	1,155
Consumer	8,930	(116)	(194)	8,620
Allowance for Credit Losses (“ACL”)	$57,027	$159	$(1,537)	$55,649
ACL/Total Loans	1.47%			1.58%

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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2021, Horizon had core deposit intangibles of $21.2 million subject to amortization and $151.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID–19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the most recent qualitative assessment, the Company determined that as of June 30, 2021, it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the COVID–19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
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
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
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
Financial Condition
On June 30, 2021, Horizon’s total assets were $6.1 billion, an increase of approximately $222.6 million compared to December 31, 2020. The increase was primarily in investment securities available for sale of $557.2 million and cash and due from banks of $54.5 million. These increases were offset by a decrease in net loans of $346.5 million, investments held to maturity of $15.4 million and other assets of $13.9 million.
Investment securities were comprised of the following as of (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$191,490	$191,101	$19,750	$19,715
State and municipal	1,090,693	1,113,493	803,100	837,843
Federal agency collateralized mortgage obligations	96,344	98,622	144,022	147,453
Federal agency mortgage–backed pools	165,016	167,510	114,484	118,799
Private labeled mortgage–backed pools	33,074	33,568	—	—
Corporate notes	85,637	86,892	9,007	10,215
Total available for sale investment securities	$1,662,254	$1,691,186	$1,090,363	$1,134,025
Held to maturity
State and municipal	$144,430	$153,606	$157,421	$168,456
Federal agency collateralized mortgage obligations	1,007	1,023	2,661	2,697
Federal agency mortgage–backed pools	3,733	3,908	8,594	8,837
Private labeled mortgage–backed pools	4,114	4,114	—	—
Total held to maturity investment securities	$153,284	$162,651	$168,676	$179,990
Investment securities available for sale increased $557.2 million since December 31, 2020 to $1.7 billion as of June 30, 2021. This increase was due to additional purchases to increase earning assets.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
Gross loans decreased $354.2 million since December 31, 2020 to $3.5 billion as of June 30, 2021. Mortgage warehouse, commercial, residential mortgage, loans held for sale and consumer decreased $190.3 million, $87.6 million, $64.8 million, $6.3 million and $5.1 million, respectively. PPP loans decreased $39.4 million since December 31, 2020 to $169.4 million as of June 30, 2021.
Total deposits increased $250.5 million since December 31, 2020 to $4.8 billion as of June 30, 2021. This increase was primarily due to Federal stimulus payments to consumers and funds from the origination of PPP loans.
Total borrowings decreased from $475.0 million as of December 31, 2020 to $439.1 million as of June 30, 2021. At June 30, 2021, the Company had $178.5 million in short-term funds borrowed compared to $315.5 million at December 31, 2020. During the second quarter of 2021, the Bank paid–off $50.0 million in long–term Federal Home Loan Bank of Indianapolis advances which resulted in a prepayment penalty of $125,000.
Stockholders’ equity totaled $710.4 million at June 30, 2021 compared to $692.2 million at December 31, 2020. The increase in stockholders’ equity during the period was due to the generation of net income, offset by dividends paid and a decrease in accumulated other comprehensive income during the period. Book value per common share at June 30, 2021 increased to $16.16 compared to $15.78 at December 31, 2020.

Results of Operations
Overview
Consolidated net income for the three–month period ended June 30, 2021 was $22.2 million, or $0.50 diluted earnings per share, compared to $14.6 million, or $0.33 diluted earnings per share for the same period in 2020. The increase in net income for the three–month period ended June 30, 2021 when compared to the same prior year period reflects an increase in non–interest income of $4.1 million and a decrease in credit loss expense of $8.5 million, offset by an increase in non–interest expense of $3.0 million, an increase in income tax expense of $1.8 million and a decrease in net interest income of $364,000. Excluding acquisition expenses, gain on sale of investment securities, death benefit on bank owned life insurance and prepayment penalties on borrowings (“adjusted net income”), adjusted net income for the second quarter of 2021 was $22.2 million, or $0.50 diluted earnings per share, compared to $14.4 million, or $0.32 diluted earnings per share for the second quarter of 2020.
Consolidated net income for the six–month period ended June 30, 2021 was $42.6 million, or $0.97 diluted earnings per share, compared to $26.3 million, or $0.59 diluted earnings per share for the same period in 2020. The increase in net income for the six–month period ended June 30, 2021 when compared to the same prior year period reflects an increase in non–interest income of $5.9 million, an increase in net interest income of $1.2 million and a decrease in credit loss expense of $16.8 million, offset by increases in non–interest expense of $4.0 million and income tax expense of $3.6 million. Excluding acquisition expenses, gain on sale of investment securities, death benefits on bank owned life insurance and prepayment penalties on borrowings (“adjusted net income”), adjusted net income for the six–month period ended June 30, 2021 was $41.9 million, or $0.95 diluted earnings per share, compared to $25.6 million, or $0.57 diluted earnings per share for the six–month period ended June 30, 2020.
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
Net interest income during the three months ended June 30, 2021 was $42.6 million, a decrease of $364,000 from the $43.0 million earned during the same period in 2020. Yields on the Company’s interest earning assets decreased by 57 basis points to 3.48% for the three months ended June 30, 2021 from 4.05% for the three months ended June 30, 2020. Interest income decreased $2.9 million from $50.3 million for the three months ended June 30, 2020 to $47.4 million for the same

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
period in 2021. The decrease in interest income was due to a decrease in yield as interest earning assets reprice during the current low rate environment. Interest income from acquisition–related purchase accounting adjustments was $230,000 for the three months ending June 30, 2021 compared to $1.6 million for the same period of 2020.
Rates paid on interest bearing liabilities decreased by 29 basis points for the three–month period ended June 30, 2021 compared to the same period in 2020. Interest expense decreased $2.6 million when compared to the three–month period ended June 30, 2020 to $4.8 million for the same period in 2021. This decrease was due to lower rates paid on deposits and borrowings. The cost of average interest bearing deposits decreased 33 basis points while the cost of average borrowings decreased 20 basis points. Average balances of interest bearing deposits increased $381.1 million and average balances of borrowings decreased $164.4 million for the three-month period ended June 30, 2021 when compared to the same period in 2020.
The net interest margin decreased 33 basis points from 3.47% for the three–month period ended June 30, 2020 to 3.14% for the same period in 2021. The decrease in the margin for the three–month period ended June 30, 2021 compared to the same period in 2020 was due to a decrease in the yield on interest earning assets, offset by a decrease in the cost of interest bearing liabilities. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments and prepayment penalties on borrowings (“adjusted net interest margin”), the margin would have been 3.13% for the three-month period ending June 30, 2021 compared to 3.35% for the same period in 2020.
The net interest margin was impacted due to PPP lending and high level of cash held during the second quarter of 2021. Horizon estimates that the PPP loans increased the net interest margin by seven basis points for the second quarter of 2021. This assumes these PPP loans were not included in average interest earning assets or interest income and were primarily funded by the growth in non–interest bearing deposits. In addition, Horizon estimates that the high level of cash held on the balance sheet compressed the net interest margin by 21 basis points for the second quarter of 2021. This assumes that the high level of cash was not included in average interest earning assets or interest income and was excluded from non–interest bearing deposits.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
The following are the average balance sheets for the three months ending (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Three Months Ended			Three Months Ended
		June 30, 2021			June 30, 2020
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$359,184	$98	0.11%	$62,832	$17	0.11%
	Interest earning deposits	29,584	44	0.60%	20,278	61	1.21%
	Investment securities – taxable	645,139	2,386	1.48%	481,552	2,243	1.87%
	Investment securities – non–taxable (1)	1,054,703	5,656	2.72%	647,375	4,105	3.15%
	Loans receivable (2) (3)	3,570,774	39,236	4.43%	3,900,599	43,918	4.54%
	Total interest earning assets	5,659,384	47,420	3.48%	5,112,636	50,344	4.05%
	Non–interest earning assets
	Cash and due from banks	84,469			84,297
	Allowance for credit losses	(57,196)			(48,611)
	Other assets	455,850			472,373
	Total average assets	$6,142,507			$5,620,695
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$3,680,796	$2,053	0.22%	$3,299,661	$4,506	0.55%
	Borrowings	453,856	1,296	1.15%	618,274	2,074	1.35%
	Subordinated notes	58,653	881	6.02%	4,527	58	5.15%
	Junior subordinated debentures issued to capital trusts	56,627	558	3.95%	52,835	710	5.40%
	Total interest bearing liabilities	4,249,932	4,788	0.45%	3,975,297	7,348	0.74%
	Non–interest bearing liabilities
	Demand deposits	1,139,068			924,890
	Accrued interest payable and other liabilities	46,855			71,018
	Stockholders’ equity	706,652			649,490
	Total average liabilities and stockholders’ equity	$6,142,507			$5,620,695

	Net interest income/spread		$42,632	3.03%		$42,996	3.31%
	Net interest income as a percent of average interest earning assets (1)			3.14%			3.47%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
Net interest income during the six months ended June 30, 2021 was $85.2 million, an increase of $1.2 million from the $83.9 million earned during the same period in 2020. Yields on the Company’s interest earning assets decreased by 68 basis points to 3.57% for the six months ended June 30, 2021 from 4.25% for the six months ended June 30, 2020. Interest income decreased $7.0 million from $102.0 million for the six months ended June 30, 2020 to $95.0 million for the same period in 2021. Average interest earning assets during the six months ended June 30, 2021 increased $620.7 million to $5.6 billion compared to $4.9 billion during the six months ended June 30, 2020. Interest income from acquisition–related purchase accounting adjustments was $1.8 million for the six months ended June 30, 2021 compared to $3.0 million for the same period of 2020.

Rates paid on interest bearing liabilities decreased 46 basis points for the six–month period ended June 30, 2021 compared to the same period in 2020. Interest expense decreased $8.2 million when compared to the six–month period ended June 30, 2020 to $9.8 million for the same period in 2021. This decrease was due to lower rates paid on deposits and borrowings. The cost of average interest bearing deposits decreased 50 basis points while the cost of average borrowings decreased 40 basis points. Average balances of interest bearing deposits increased $340.4 million and average balances of borrowings decreased $110.2 million for the six–month period ended June 30, 2021 when compared to the same period in 2020.

The net interest margin decreased 30 basis points from 3.51% for the six–month period ended June 30, 2020 to 3.21% for the same period in 2021. The decrease in the margin for the six–month period ended June 30, 2021 compared to the same period in 2020 was due to a decrease in the yield of interest earning assets, offset by a decrease in the cost of interest bearing liabilities. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments and prepayment penalties on borrowings (“adjusted net interest margin”), the margin would have been 3.15% for the six–month period ended June 30, 2021 compared to 3.39% for the same period in 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Six Months Ended			Six Months Ended
		June 30, 2021			June 30, 2020
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$313,467	$164	0.11%	$43,903	$113	0.52%
	Interest earning deposits	27,567	90	0.66%	23,391	163	1.40%
	Investment securities – taxable	528,250	3,822	1.46%	491,360	4,943	2.02%
	Investment securities – non–taxable (1)	1,005,855	10,879	2.76%	618,080	7,903	3.16%
	Loans receivable (2) (3)	3,674,977	80,054	4.41%	3,752,654	88,876	4.78%
	Total interest earning assets	5,550,116	95,009	3.57%	4,929,388	101,998	4.25%
	Non–interest earning assets
	Cash and due from banks	84,866			81,203
	Allowance for credit losses	(57,486)			(36,588)
	Other assets	462,401			459,184
	Total average assets	$6,039,897			$5,433,187
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$3,602,882	$4,396	0.25%	$3,262,492	$12,222	0.75%
	Borrowings	465,502	2,565	1.11%	575,702	4,312	1.51%
	Subordinated debentures	58,635	1,761	6.06%	2,264	58	5.15%
	Junior subordinated debentures issued to capital trusts	56,599	1,117	3.98%	52,801	1,485	5.66%
	Total interest bearing liabilities	4,183,618	9,839	0.47%	3,893,259	18,077	0.93%
	Non–interest bearing liabilities
	Demand deposits	1,101,377			820,997
	Accrued interest payable and other liabilities	52,850			63,393
	Stockholders’ equity	702,052			655,538
	Total average liabilities and stockholders’ equity	$6,039,897			$5,433,187
	Net interest income/spread		$85,170	3.10%		$83,921	3.32%
	Net interest income as a percent of average interest earning assets (1)			3.21%			3.51%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

Credit Loss Expense

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio. During the three–month period ended June 30, 2021, a provision reversal of $1.5 million was required to reflect the nature of our loan portfolios and general characteristics of certain loan pools compared to a provision expense of $7.1 million for the same period of 2020. During the three–month period ended June 30, 2021, commercial loan net charge–offs were $46,000, residential mortgage loan net recoveries were $23,000 and consumer loan net charge–offs were $22,000.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020

During the six–month period ended June 30, 2021, a provision reversal of $1.1 million was required to reflect the nature of our loan portfolios and general characteristics of certain loan pools compared to a provision expense of $15.7 million for the same period of 2020. During the six–month period ended June 30, 2021, commercial loan net charge–offs were $204,000, residential mortgage loan net recoveries were $88,000 and consumer net charge–offs were $137,000.

The ACL balance at June 30, 2021 was $55.6 million, or 1.58% of total loans compared to an ACL balance of $57.0 million at December 31, 2020 or 1.47% of total loans. The increase in the ACL to total loans ratio was primarily due to a decrease in loans from December 31, 2020, including a decrease in PPP loans of $39.4 million which do not require a related ACL balance.

As of June 30, 2021, non–performing loans totaled $22.3 million, which reflects a 6 basis point decrease in non–performing loans to total loans, or a $4.5 million decrease from $26.8 million in non–performing loans as of December 31, 2020. Non–performing commercial loans decreased by $4.0 million, non–performing real estate loans decreased by $153,000 and non–performing consumer loans decreased by $329,000 at June 30, 2021 compared to December 31, 2020.
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At June 30, 2021, the Bank modified loans totaling $52.5 million which qualify for treatment under the CARES Act. The following is a summary of loan modifications related to the COVID–19 pandemic by type of loan.

Type of Loan	#	Net Balance	% of Total Modifications	% of Portfolio
Commercial	20	$50.8	96.8%	2.4%
Mortgage (Retained Only)	10	$1.1	2.1%	0.2%
Indirect Auto	4	$0.0	0.0%	0.0%
Consumer Direct	4	$0.5	1.0%	0.0%
Consumer Revolving	2	$0.1	0.1%	0.8%
Total	40	$52.5	100.0%	1.6%

Mortgage (Serviced Only)	27
Other Real Estate Owned (“OREO”) and repossessed assets totaled $1.5 million at June 30, 2021 compared to $1.9 million at December 31, 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
Non–interest Income
The following is a summary of changes in non–interest income for the three months ending June 30, 2021 and 2020 (table dollar amounts in thousands):

	Three Months Ended
	June 30,		Amount	Percent
	2021	2020	Change	Change
Non–interest Income
Service charges on deposit accounts	$2,157	$1,888	$269	14.2%
Wire transfer fees	222	230	(8)	(3.5)%
Interchange fees	2,892	2,327	565	24.3%
Fiduciary activities	1,961	1,765	196	11.1%
Gain on sale of investment securities	—	248	(248)	(100.0)%
Gain on sale of mortgage loans	5,612	6,620	(1,008)	(15.2)%
Mortgage servicing net of impairment	1,503	(2,760)	4,263	(154.5)%
Increase in cash surrender value of bank owned life insurance	502	557	(55)	(9.9)%
Death benefit on bank owned life insurance	266	—	266	0.0%
Other income	92	250	(158)	(63.2)%
Total non–interest income	$15,207	$11,125	$4,082	36.7%
Total non–interest income was $4.1 million higher during the second quarter of 2021 compared to the same period of 2020. Residential mortgage loan activity during the second quarter of 2021 generated $5.6 million of income from the gain on sale of mortgage loans, down from $6.6 million for the same period in 2020 due to a lower volume of loans sold, offset by an increase in the percentage gain on loans sold. Mortgage servicing rights, net of impairment, increased $4.3 million during the second quarter of 2021 compared to the same period of 2020 primarily due to the reversal of $1.6 million in impairment charges during the second quarter of 2021. Interchange fees, service charges on deposit accounts and death benefit on bank owned life insurance increased $565,000, $269,000, $266,000, respectively, when comparing the second quarter of 2021 to the same period of 2020.
The following is a summary of changes in non–interest income for the six months ending June 30, 2021 and 2020 (table dollar amounts in thousands):

	Six Months Ended
	June 30,		Amount	Percent
	2021	2020	Change	Change
Non–interest Income
Service charges on deposit accounts	$4,391	$4,334	$57	1.3%
Wire transfer fees	477	401	76	19.0%
Interchange fees	5,232	4,223	1,009	23.9%
Fiduciary activities	3,704	4,293	(589)	(13.7)%
Gain on sale of investment securities	914	587	327	55.7%
Gain on sale of mortgage loans	10,908	10,093	815	8.1%
Mortgage servicing net of impairment	1,716	(2,735)	4,451	(162.7)%
Increase in cash surrender value of bank owned life insurance	1,013	1,111	(98)	(8.8)%
Death benefit on bank owned life insurance	266	233	33	14.2%
Other income	459	648	(189)	(29.2)%
Total non–interest income	$29,080	$23,188	$5,892	25.4%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
Total non–interest income was $5.9 million higher for the six–month period ended June 30, 2021 compared to the same period of 2020. Residential mortgage loan activity during the six–month period ended June 30, 2021 generated $10.9 million of income from the gain on sale of mortgage loans, up from $10.1 million for the same period in 2020 due to an increase in the percentage gain on loans sold. Mortgage servicing rights, net of impairment, increased $4.5 million during the six–month period ended June 30, 2021 compared to the same period of 2020 due to the reversal of $1.8 million in impairment charges during the six–month period ended June 30, 2021 compared to impairment charges of $3.2 million during the same period in 2020. Interchange fees increased $1.0 million during the six–month period ended June 30, 2021 compared to the same period of 2020.

Non–interest Expense
The following is a summary of changes in non–interest expense for the three months ending June 30, 2021 and 2020 (table dollar amounts in thousands):

	Three Months Ended
	June 30,			June 30,
	2021			2020			Adjusted
	Actual	Acquisition Expenses	Adjusted	Actual	Acquisition Expenses	Adjusted	Amount Change	Percent Change
Non–interest Expense
Salaries and employee benefits	$17,730	$—	$17,730	$15,629	$—	$15,629	$2,101	13.4%
Net occupancy expenses	3,084	—	3,084	3,190	—	3,190	(106)	(3.3)%
Data processing	2,388	—	2,388	2,432	—	2,432	(44)	(1.8)%
Professional fees	588	(51)	537	518	—	518	19	3.7%
Outside services and consultants	2,220	(187)	2,033	1,759	—	1,759	274	15.6%
Loan expense	3,107	—	3,107	2,692	—	2,692	415	15.4%
FDIC deposit insurance	500	—	500	235	—	235	265	112.8%
Other losses	6	—	6	193	—	193	(187)	(96.9)%
Other expenses	3,765	(4)	3,761	3,784	—	3,784	(23)	(0.6)%
Total non–interest expense	$33,388	$(242)	$33,146	$30,432	$—	$30,432	$2,714	8.9%
Annualized Non–interest Exp. to Avg. Assets	2.18%		2.16%	2.18%		2.18%
Total non–interest expense was $3.0 million higher for the second quarter of 2021 when compared to the second quarter of 2020. Increases in salaries and employee benefits, outside services and consultants, loan expense and FDIC insurance expense were offset in part by decreases in other losses and net occupancy expenses. Salaries and benefits expense for the three months ended June 30, 2020 did not include accruals related to annual bonus payments, while a normalized level of annual bonus accruals were recorded for the three months ended June 30, 2021. Excluding acquisition expenses, total non–interest expense increased by $2.7 million in the second quarter when compared to the same period in 2020.
Annualized non–interest expense as a percent of average assets was 2.18% for the three months ended June 30, 2021 and 2020, respectively. Annualized non–interest expense, excluding acquisition expenses, as a percent of average assets was 2.16% and 2.18% for the three months ended June 30, 2021 and 2020, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
The following is a summary of changes in non–interest expense for the six months ending June 30, 2021 and 2020 (table dollar amounts in thousands):

	Six Months Ended
	June 30,			June 30,
	2021			2020			Adjusted
	Actual	Acquisition Expenses	Adjusted	Actual	Acquisition Expenses	Adjusted	Amount Change	Percent Change
Non–interest Expense
Salaries and employee benefits	$34,601	$—	$34,601	$32,220	$—	$32,220	$2,381	7.4%
Net occupancy expenses	6,402	—	6,402	6,442	—	6,442	(40)	(0.6)%
Data processing	4,764	—	4,764	4,837	—	4,837	(73)	(1.5)%
Professional fees	1,132	(51)	1,081	1,054	—	1,054	27	2.6%
Outside services and consultants	3,922	(187)	3,735	3,674	—	3,674	61	1.7%
Loan expense	5,929	—	5,929	4,791	—	4,791	1,138	23.8%
FDIC deposit insurance	1,300	—	1,300	385	—	385	915	237.7%
Other losses	289	—	289	313	—	313	(24)	(7.7)%
Other expenses	7,221	(4)	7,217	7,865	—	7,865	(648)	(8.2)%
Total non–interest expense	$65,560	$(242)	$65,318	$61,581	$—	$61,581	$3,737	6.1%
Annualized Non–interest Exp. to Avg. Assets	2.19%		2.18%	2.28%		2.28%

Total non–interest expense was $4.0 million higher for the six–month period ended June 30, 2021 compared to the same period of 2020. Increases in salaries and employee benefits, loan expenses and FDIC insurance expense were offset in part by a decrease in other expense. Salaries and benefits expense for the six–month period ended June 30, 2020 did not include accruals related to annual bonus payments, while a normalized level of annual bonus accruals were recorded for the six–month period ended June 30, 2021. Excluding acquisition expenses, total non–interest expense increased $3.7 million for the six–month period ended June 30, 2021 compared to the same period of 2020.
Annualized non–interest expense as a percent of average assets was 2.19% and 2.28% for the six–month period ended June 30, 2021 and 2020, respectively. Annualized non–interest expense, excluding acquisition expenses, as a percent of average assets was 2.18% and 2.28% for the six–month period ended June 30, 2021 and 2020, respectively.

Income Taxes
Income tax expense totaled $3.8 million for the second quarter of 2021, an increase of $1.8 million when compared to the second quarter of 2020. The increase in income tax expense in the second quarter of 2021 compared to the second quarter of 2020 was primarily due to an increase in income before taxes of $9.3 million.
Income tax expense totaled $7.2 million for the six–month period ended June 30, 2021, an increase of $3.6 million when compared to the same period of 2020. The increase in income tax expense was primarily due to an increase in income before taxes of $19.9 million.

Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans,

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At June 30, 2021, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $890.6 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $1.04 billion at December 31, 2020. The Bank had approximately $1.2 billion of unpledged investment securities at June 30, 2021 compared to $632.4 million at December 31, 2020.

Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2021. Stockholders’ equity totaled $710.4 million as of June 30, 2021, compared to $692.2 million as of December 31, 2020. For the six months ended June 30, 2021, the ratio of average stockholders’ equity to average assets was 11.62% compared to 11.82% for the twelve months ended December 31, 2020. The increase in stockholders’ equity during the period was the result of net income recorded during the period offset in part by a decrease in accumulated other comprehensive income and dividends declared.
Horizon paid common stock dividends in the amount of $0.25 per share during the first six months of 2021 and $0.24 per share for the same period of 2020. The dividend payout ratio (dividends as a percent of basic earnings per share) was 25.8% and 40.7% for the first six months of 2021 and 2020, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020
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

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
Net income as reported	$22,173	$20,422	$21,893	$20,312	$14,639	$42,595	$26,294
Acquisition expenses	242	—	—	—	—	242	—
Tax effect	(51)	—	—	—	—	(51)	—
Net income excluding acquisition expenses	22,364	20,422	21,893	20,312	14,639	42,786	26,294
(Gain)/loss on sale of investment securities	—	(914)	(2,622)	(1,088)	(248)	(914)	(587)
Tax effect	—	192	551	228	52	192	123
Net income excluding (gain)/loss on sale of investment securities	22,364	19,700	19,822	19,452	14,443	42,064	25,830
Death benefit on bank owned life insurance (“BOLI”)	(266)	—	—	(31)	—	(266)	(233)
Net income excluding death benefit on BOLI	22,098	19,700	19,822	19,421	14,443	41,798	25,597
Prepayment penalties on borrowings	125	—	3,804	—	—	125	—
Tax effect	(26)	—	(799)	—	—	(26)	—
Net income excluding prepayment penalties on borrowings	22,197	19,700	22,827	19,421	14,443	41,897	25,597
Adjusted net income	$22,197	$19,700	$22,827	$19,421	$14,443	$41,897	$25,597

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020

Non–GAAP Reconciliation of Diluted Earnings per Share
(Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
Diluted earnings per share (“EPS”) as reported	$0.50	$0.46	$0.50	$0.46	$0.33	$0.97	$0.59
Acquisition expenses	0.01	—	—	—	—	0.01	—
Tax effect	—	—	—	—	—	—	—
Diluted EPS excluding acquisition expenses	0.51	0.46	0.50	0.46	0.33	0.98	0.59
(Gain)/loss on sale of investment securities	—	(0.02)	(0.06)	(0.02)	(0.01)	(0.02)	(0.01)
Tax effect	—	—	0.01	0.01	—	—	—
Diluted EPS excluding (gain)/loss on investment securities	0.51	0.44	0.45	0.45	0.32	0.96	0.58
Death benefit on BOLI	(0.01)	—	—	—	—	(0.01)	(0.01)
Diluted EPS excluding death benefit on BOLI	0.50	0.44	0.45	0.45	0.32	0.95	0.57
Prepayment penalties on borrowings	—	—	0.09	—	—	—	—
Tax effect	—	—	(0.02)	—	—	—	—
Diluted EPS excluding prepayment penalties on borrowings	0.50	0.44	0.52	0.45	0.32	0.95	0.57
Adjusted Diluted EPS	$0.50	$0.44	$0.52	$0.45	$0.32	$0.95	$0.57

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
Pre–tax income	$25,943	$23,872	$23,860	$24,638	$16,632	$49,815	$29,871
Credit loss expense (reversal)	(1,492)	367	3,042	2,052	7,057	(1,125)	15,657
Pre–tax, pre–provision net income	$24,451	$24,239	$26,902	$26,690	$23,689	$48,690	$45,528
Pre–tax, pre–provision net income	$24,451	$24,239	$26,902	$26,690	$23,689	$48,690	$45,528
Acquisition expenses	242	—	—	—	—	242	—
(Gain)/loss on sale of investment securities	—	(914)	(2,622)	(1,088)	(248)	(914)	(587)
Death benefit on bank owned life insurance	(266)	—	—	(31)	—	(266)	(233)
Prepayment penalties on borrowings	125	—	3,804	—	—	125	—
Adjusted pre–tax, pre–provision net income	$24,552	$23,325	$28,084	$25,571	$23,441	$47,877	$44,708

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
Net interest income as reported	$42,632	$42,538	$43,622	$43,397	$42,996	$85,170	$83,921
Average interest earning assets	5,659,384	5,439,634	5,365,888	5,251,611	5,112,636	5,550,116	4,929,388
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	3.14%	3.29%	3.34%	3.39%	3.47%	3.21%	3.51%
Net interest income as reported	$42,632	$42,538	$43,622	$43,397	$42,996	$85,170	$83,921
Acquisition–related purchase accounting adjustments (“PAUs”)	(230)	(1,579)	(2,461)	(1,488)	(1,553)	(1,809)	(2,987)
Prepayment penalties on borrowings	125	—	3,804	—	—	125	—
Adjusted net interest income	$42,527	$40,959	$44,965	$41,909	$41,443	$83,486	$80,934
Adjusted net interest margin	3.13%	3.17%	3.44%	3.27%	3.35%	3.15%	3.39%

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)
	June 30,	March 31,	December 31,	September 30,	June 30,
	2021	2021	2020	2020	2020
Total stockholders’ equity	$710,374	$689,379	$692,216	$670,293	$652,206
Less: Intangible assets	172,398	173,296	174,193	175,107	176,020
Total tangible stockholders’ equity	$537,976	$516,083	$518,023	$495,186	$476,186
Common shares outstanding	43,950,720	43,949,189	43,880,562	43,874,353	43,821,878
Book value per common share	$16.16	$15.69	$15.78	$15.28	$14.88
Tangible book value per common share	$12.24	$11.74	$11.81	$11.29	$10.87

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
Non–interest expense as reported	$33,388	$32,172	$36,453	$33,407	$30,432	$65,560	$61,581
Net interest income as reported	42,632	42,538	43,622	43,397	42,996	85,170	83,921
Non–interest income as reported	$15,207	$13,873	$19,733	$16,700	$11,125	$29,080	$23,188
Non–interest expense/(Net interest income + Non–interest income) ("Efficiency Ratio")	57.73%	57.03%	57.54%	55.59%	56.23%	57.38%	57.49%

Non–interest expense as reported	$33,388	$32,172	$36,453	$33,407	$30,432	$65,560	$61,581
Acquisition expenses	(242)	—	—	—	—	(242)	—
Non–interest expense excluding acquisition expenses	33,146	32,172	36,453	33,407	30,432	65,318	61,581
Net interest income as reported	42,632	42,538	43,622	43,397	42,996	85,170	83,921
Prepayment penalties on borrowings	125	—	3,804	—	—	125	—
Net interest income excluding prepayment penalties on borrowings	42,757	42,538	47,426	43,397	42,996	85,295	83,921
Non–interest income as reported	15,207	13,873	19,733	16,700	11,125	29,080	23,188
(Gain)/loss on sale of investment securities	—	(914)	(2,622)	(1,088)	(248)	(914)	(587)
Death benefit on bank owned life insurance ("BOLI")	(266)	—	—	(31)	—	(266)	(233)
Non–interest income excluding (gain)/loss on sale of investment securities and death benefit on BOLI	$14,941	$12,959	$17,111	$15,581	$10,877	$27,900	$22,368
Adjusted efficiency ratio	57.45%	57.97%	56.48%	56.64%	56.49%	57.70%	57.94%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
Average assets	$6,142,507	$5,936,149	$5,864,086	$5,768,691	$5,620,695	$6,039,897	$5,433,187
Return on average assets ("ROAA") as reported	1.45%	1.40%	1.49%	1.40%	1.05%	1.42%	0.97%
Acquisition expenses	0.02	—	—	—	—	0.01	—
Tax effect	—	—	—	—	—	—	—
ROAA excluding acquisition expenses	1.47	1.40	1.49	1.40	1.05	1.43	0.97
(Gain)/loss on sale of investment securities	—	(0.06)	(0.18)	(0.08)	(0.02)	(0.03)	(0.02)
Tax effect	—	0.01	0.04	0.02	—	0.01	—
ROAA excluding (gain)/loss on sale of investment securities	1.47	1.35	1.35	1.34	1.03	1.41	0.95
Death benefit on bank owned life insurance ("BOLI")	(0.02)	—	—	—	—	(0.01)	(0.01)
ROAA excluding death benefit on BOLI	1.45	1.35	1.35	1.34	1.03	1.40	0.94
Prepayment penalties on borrowings	0.01	—	0.26	—	—	—	—
Tax effect	—	—	(0.05)	—	—	—	—
ROAA excluding prepayment penalties on borrowings	1.46	1.35	1.56	1.34	1.03	1.40	0.94
Adjusted ROAA	1.46%	1.35%	1.56%	1.34%	1.03%	1.40%	0.94%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2021	2021	2020	2020	2020	2021	2020
Average common equity	$706,652	$697,401	$680,857	$668,797	$649,490	$702,052	$655,538
Return on average common equity ("ROACE") as reported	12.59%	11.88%	12.79%	12.08%	9.07%	12.23%	8.07%
Merger expenses	0.14	—	—	—	—	0.07	—
Tax effect	(0.03)	—	—	—	—	(0.01)	—
ROACE excluding merger expenses	12.70	11.88	12.79	12.08	9.07	12.29	8.07
(Gain)/loss on sale of investment securities	—	(0.53)	(1.53)	(0.65)	(0.15)	(0.26)	(0.18)
Tax effect	—	0.11	0.32	0.14	0.03	0.06	0.04
ROACE excluding (gain)/loss on sale of investment securities	12.70	11.46	11.58	11.57	8.95	12.09	7.93
Death benefit on bank owned life insurance ("BOLI")	(0.15)	—	—	(0.02)	—	(0.08)	(0.07)
ROACE excluding death benefit on BOLI	12.55	11.46	11.58	11.55	8.95	12.01	7.86
Prepayment penalties on borrowings	0.07	—	2.22	—	—	0.04	—
Tax effect	(0.01)	—	(0.47)	—	—	(0.01)	—
ROACE excluding prepayment penalties on borrowings	12.61	11.46	13.33	11.55	8.95	12.04	7.86
Adjusted ROACE	12.61%	11.46%	13.33%	11.55%	8.95%	12.04%	7.86%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2021 and 2020

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon’s 2020 Annual Report on Form 10–K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2020 Annual Report on Form 10–K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2021, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2021, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
10.1	2021 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant's definitive proxy statement for 2021 Annual Meeting of Shareholders
10.2	Form of Restricted Stock Award Agreement (time–based)	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on May 11, 2021
10.3	Form of Restricted Stock Award Agreement (performance–based)	Incorporated by reference to Exhibit 10.3 to Registrant's Form 8–K filed on May 11, 2021
10.4	Form of Restricted Stock Unit Award Agreement (time–based)	Incorporated by reference to Exhibit 10.4 to Registrant's Form 8–K filed on May 11, 2021
10.5	Form of Restricted Stock Unit Award Agreement (performance–based)	Incorporated by reference to Exhibit 10.5 to Registrant's Form 8–K filed on May 11, 2021
10.6	Form of Stock Option Award Agreement (time–based)	Incorporated by reference to Exhibit 10.6 to Registrant's Form 8–K filed on May 11, 2021
31.1	Certification of Craig M. Dwight	Attached
31.2	Certification of Mark E. Secor	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2021, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

August 3, 2021	/s/ Craig M. Dwight
Date	Craig M. Dwight
Chief Executive Officer

August 3, 2021	/s/ Mark E. Secor
Date	Mark E. Secor
Chief Financial Officer