Form 10-Q
period 2021-09-30
HORIZON BANCORP INC /IN/
filed 2021-11-08
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,520,694     shares of Common Stock, no par value, at November 5, 2021.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$971,817	$249,711
Interest earning time deposits	5,767	8,965
Investment securities, available for sale	1,669,634	1,134,025
Investment securities, held to maturity (fair value of $768,099 and $179,990)	769,240	168,676
Loans held for sale	4,811	13,538
Loans, net of allowance for credit losses of $56,779 and $57,027	3,603,302	3,810,356
Premises and equipment, net	93,866	92,416
Federal Home Loan Bank stock	24,440	23,023
Goodwill	162,788	151,238
Other intangible assets	21,150	22,955
Interest receivable	24,762	21,396
Cash value of life insurance	97,003	96,751
Other assets	85,660	93,564
Total assets	$7,534,240	$5,886,614
Liabilities
Deposits
Non–interest bearing	$1,324,757	$1,053,242
Interest bearing	4,655,142	3,477,891
Total deposits	5,979,899	4,531,133
Borrowings	670,753	475,000
Subordinated notes	58,713	58,603
Junior subordinated debentures issued to capital trusts	56,722	56,548
Interest payable	1,427	2,712
Other liabilities	58,184	70,402
Total liabilities	6,825,698	5,194,398
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued 43,609,536 and 43,905,631 shares, Outstanding 43,520,694 and 43,880,562 shares	—	—
Additional paid-in capital	351,954	362,945
Retained earnings	348,943	301,419
Accumulated other comprehensive income	7,645	27,852
Total stockholders’ equity	708,542	692,216
Total liabilities and stockholders’ equity	$7,534,240	$5,886,614
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest Income
Loans receivable	$40,392	$44,051	$120,446	$132,927
Investment securities – taxable	4,565	1,704	8,641	6,923
Investment securities – tax exempt	5,911	4,391	16,790	12,294
Total interest income	50,868	50,146	145,877	152,144
Interest Expense
Deposits	1,808	3,616	6,204	15,838
Borrowed funds	1,075	1,662	3,640	5,974
Subordinated notes	880	895	2,641	953
Junior subordinated debentures issued to capital trusts	561	576	1,678	2,061
Total interest expense	4,324	6,749	14,163	24,826
Net Interest Income	46,544	43,397	131,714	127,318
Credit loss expense (recovery)	1,112	2,052	(13)	17,709
Net Interest Income after Credit Loss Expense (Recovery)	45,432	41,345	131,727	109,609
Non–interest Income
Service charges on deposit accounts	2,291	2,154	6,682	6,488
Wire transfer fees	210	298	687	699
Interchange fees	2,587	2,438	7,819	6,661
Fiduciary activities	2,124	2,105	5,828	6,398
Gains on sale of investment securities (includes $0 and $1,088 for the three months ended September 30, 2021 and 2020, respectively, and $914 and $1,675 for the nine months ended September 30, 2021 and 2020, respectively, related to accumulated other comprehensive earnings reclassifications)	—	1,088	914	1,675
Gain on sale of mortgage loans	4,088	8,813	14,996	18,906
Mortgage servicing income net of impairment	336	(1,308)	2,052	(4,043)
Increase in cash value of bank owned life insurance	534	566	1,547	1,677
Death benefit on bank owned life insurance	517	31	783	264
Other income	3,357	515	3,816	1,163
Total non–interest income	16,044	16,700	45,124	39,888
Non–interest Expense
Salaries and employee benefits	18,901	18,832	53,502	51,052
Net occupancy expenses	2,935	3,107	9,337	9,549
Data processing	2,526	2,237	7,290	7,074
Professional fees	522	688	1,654	1,742
Outside services and consultants	2,330	1,561	6,252	5,235
Loan expense	2,645	2,876	8,574	7,667
FDIC insurance expense	279	570	1,579	955
Other losses	69	114	358	427
Other expense	4,142	3,422	11,363	11,287
Total non–interest expense	34,349	33,407	99,909	94,988
Income Before Income Taxes	27,127	24,638	76,942	54,509
Income tax expense (includes $0 and $228 for the three months ended September 30, 2021 and 2020, respectively, and $192 and $352 for the nine months ended September 30, 2021 and 2020, respectively, related to income tax expense from reclassification items)	4,056	4,326	11,276	7,903
Net Income	$23,071	$20,312	$65,666	$46,606

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

Basic Earnings Per Share	$0.53	$0.46	$1.50	$1.06
Diluted Earnings Per Share	0.52	0.46	1.49	1.06
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Net Income	$23,071	$20,312	$65,666	$46,606
Other Comprehensive Income
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	555	(359)	3,590	(4,459)
Income tax effect	(117)	75	(754)	936
Changes from derivative instruments	438	(284)	2,836	(3,523)
Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	(14,488)	4,019	(28,304)	27,518
Accretion (amortization) from transfer of securities from available for sale to held to maturity securities	19	(31)	50	(60)
Reclassification adjustment for securities gains realized in income	—	(1,088)	(914)	(1,675)
Income tax effect	3,038	(608)	6,125	(5,414)
Unrealized gains (losses) on securities	(11,431)	2,292	(23,043)	20,369
Other Comprehensive Income (Loss), Net of Tax	(10,993)	2,008	(20,207)	16,846
Comprehensive Income	$12,078	$22,320	$45,459	$63,452
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, July 1, 2020	$—	$—	$361,087	$269,849	$21,270	$652,206
Net income	—	—	—	20,312	—	20,312
Other comprehensive income, net of tax	—	—	—	—	2,008	2,008
Amortization of unearned compensation	—	—	335	—	—	335
Exercise of stock options	—	—	—	—	—	—
Stock option expense	—	—	28	—	—	28
Stock issued stock plans	—	—	730	—	—	730
Cash dividends on common stock ($0.12 per share)	—	—	—	(5,326)	—	(5,326)
Balances, September 30, 2020	$—	$—	$362,180	$284,835	$23,278	$670,293

Balances, July 1, 2021	$—	$—	$359,227	$332,509	$18,638	$710,374
Net income	—	—	—	23,071	—	23,071
Other comprehensive loss, net of tax	—	—	—	—	(10,993)	(10,993)
Amortization of unearned compensation	—	—	449	—	—	449
Exercise of stock options	—	—	—	—	—	—
Stock option expense	—	—	13	—	—	13
Repurchase of outstanding stock	—	—	(7,607)	—	—	(7,607)
Stock retirement plans	—	—	(128)	—	—	(128)
Cash dividends on common stock ($0.15 per share)	—	—	—	(6,637)	—	(6,637)
Balances, September 30, 2021	$—	$—	$351,954	$348,943	$7,645	$708,542

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Nine Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2020	$—	$—	$379,853	$269,738	$6,432	$656,023
Net income	—	—	—	46,606	—	46,606
Other comprehensive income, net of tax	—	—	—	—	16,846	16,846
Impact of adoption of ASU No. 2016–13	—	—	—	(15,635)	—	(15,635)
Amortization of unearned compensation	—	—	457	—	—	457
Exercise of stock options	—	—	157	—	—	157
Stock option expense	—	—	105	—	—	105
Stock issued stock plans	—	—	1,244	—	—	1,244
Repurchase of outstanding stock	—	—	(19,636)	—	—	(19,636)
Cash dividends on common stock ($0.36 per share)	—	—	—	(15,874)	—	(15,874)
Balances, September 30, 2020	$—	$—	$362,180	$284,835	$23,278	$670,293

Balances, January 1, 2021	$—	$—	$362,945	$301,419	$27,852	$692,216
Net income	—	—	—	65,666	—	65,666
Other comprehensive loss, net of tax	—	—	—	—	(20,207)	(20,207)
Amortization of unearned compensation	—	—	1,233	—	—	1,233
Exercise of stock options	—	—	769	—	—	769
Stock option expense	—	—	55	—	—	55
Stock awards vested	—	—	(1,347)	—	—	(1,347)
Repurchase of outstanding stock	—	—	(7,607)	—	—	(7,607)
Stock retirement plans	—	—	(4,094)	—	—	(4,094)
Cash dividends on common stock ($0.41 per share)	—	—	—	(18,142)	—	(18,142)
Balances, September 30, 2021	$—	$—	$351,954	$348,943	$7,645	$708,542
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Nine Months Ended
	September 30
	2021	2020
Operating Activities
Net income	$65,666	$46,606
Items not requiring (providing) cash
Provision for (recovery of) credit losses	(13)	17,709
Depreciation and amortization	8,085	7,539
Share based compensation	55	105
Mortgage servicing rights income	90	(630)
Mortgage servicing rights net impairment	(2,142)	4,673
Premium amortization on securities, net	7,279	6,649
Gain on sale of investment securities	(914)	(1,675)
Gain on sale of mortgage loans	(14,996)	(18,906)
Proceeds from sales of loans	366,004	436,285
Loans originated for sale	(342,281)	(426,344)
Change in cash value life insurance	(1,547)	(1,677)
Gain on sale of other real estate owned	(76)	(119)
Net change in:
Interest receivable	(2,847)	(1,628)
Interest payable	(1,301)	(581)
Other assets	11,200	(7,048)
Other liabilities	(3,443)	1,873
Net cash provided by operating activities	88,819	62,831
Investing Activities
Purchases of securities available for sale	(820,485)	(396,133)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	250,808	237,645
Purchases of securities held to maturity	(625,397)	—
Proceeds from maturities of securities held to maturity	23,368	26,359
Net change in interest earning time deposits	3,198	(758)
Change in FHLB stock	(1,417)	(576)
Net change in loans	412,873	(394,167)
Proceeds on the sale of OREO and repossessed assets	1,119	1,426
Change in premises and equipment, net	(462)	(4,252)
Death benefit on bank owned life insurance	783	264
Repurchase of outstanding stock	(7,607)	(19,636)
Net cash received in branch acquisition	616,832	—
Net cash used in investing activities	(146,387)	(549,828)
Financing Activities
Net change in:
Deposits	602,357	405,287
Borrowings	196,037	37,654
Net change from issuance of stock	(578)	1,401
Net proceeds from issuance of subordinated notes	—	58,824
Dividends paid on common stock	(18,142)	(15,874)
Net cash provided by financing activities	779,674	487,292

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

Net Change in Cash and Cash Equivalents	722,106	295
Cash and Cash Equivalents, Beginning of Period	249,711	98,831
Cash and Cash Equivalents, End of Period	$971,817	$99,126
Additional Supplemental Information
Interest paid	$15,448	$25,407
Income taxes paid	1,225	9,825
Transfer of loans to other real estate and repossessed assets	964	1,795
Transfer of premises to other real estate	1,753	—
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2021 and September 30, 2020 are not necessarily indicative of the operating results for the full year of 2021 or 2020. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of September 30, 2021, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89. In addition to the stock repurchase program, Horizon agreed to repurchase 1,000,000 shares at a price per share of $15.19 from an individual shareholder on March 6, 2020.
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
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Basic earnings per share
Net income	$23,071	$20,312	$65,666	$46,606
Weighted average common shares outstanding	43,810,729	43,862,435	43,893,194	44,099,862
Basic earnings per share	$0.53	$0.46	$1.50	$1.06

Diluted earnings per share
Net income	$23,071	$20,312	$65,666	$46,606
Weighted average common shares outstanding	43,810,729	43,862,435	43,893,194	44,099,862
Effect of dilutive securities:
Restricted stock	99,666	8,246	102,446	32,574
Stock options	48,475	33,200	51,403	33,214
Weighted average common shares outstanding	43,958,870	43,903,881	44,047,043	44,165,650
Diluted earnings per share	$0.52	$0.46	$1.49	$1.06

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
There were 142,705 and 153,582 shares for the three and nine months ended September 30, 2021, which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 492,273 and 273,776 shares for the three and nine months ended September 30, 2020, which were not included in the computation of diluted earnings per share because they were non–dilutive.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Acquisitions
On September 17, 2021, Horizon Bank completed the purchase and assumption of certain assets and liabilities of 14 former TCF National Bank (“TCF”) branches in 11 Michigan counties. Net cash of $618.2 million was received in the transaction, representing the deposit balances assumed at closing, net of amounts paid for loans of $206.3 million, fixed assets of $6.9 million, cash of $4.0 million and a 1.75% premium on deposits. Customer deposit balances were recorded at $846.4 million and a core deposit intangible of $887,000 was recorded in the transaction, which will be amortized over 10 years on a straight line basis. Goodwill of $11.5 million was generated in the transaction.
Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the preliminary purchase price for the TCF branches is detailed in the following table. Final estimates of fair value on the date of acquisition have not been received yet. Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation prospectively. If any adjustments are made to the preliminary assumptions (provisional amounts), disclosures will be made in the notes to the financial statements of the amounts recorded in the current period earnings by line item that have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date.

Assets		Liabilities
Cash and due from banks	$4,012	Deposits
Loans		Non-interest bearing	$181,403
Commercial	99,893	NOW accounts	303,050
Residential mortgage	54,218	Savings and money market	262,488
Consumer	52,224	Certificates of deposit	99,468
Total loans	206,335	Total deposits	846,409
Premises and equipment, net	6,901	Interest payable	16
Goodwill	11,550	Other liabilities	2,206
Core deposit intangible	887
Interest receivable	519
Other assets	260
Total assets purchased	$230,204	Total liabilities assumed	$848,631

Net cash received	$(618,167)
Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past due and non–accrual status, borrower credit scores and recent loan–to–value percentages. Management continues to complete its evaluation to determine if any loans were purchased with credit deterioration.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 – Securities
The fair value of securities is as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$119,159	$136	$(707)	$118,588
State and municipal	1,108,057	22,276	(11,210)	1,119,123
Federal agency collateralized mortgage obligations	73,922	1,607	(4)	75,525
Federal agency mortgage-backed pools	236,432	2,341	(1,068)	237,705
Private labeled mortgage-backed pools	32,948	274	(285)	32,937
Corporate notes	84,672	1,201	(117)	85,756
Total available for sale investment securities	$1,655,190	$27,835	$(13,391)	$1,669,634
Held to maturity
State and municipal	$283,858	$8,170	$(2,909)	$289,119
Federal agency collateralized mortgage obligations	69,537	10	(793)	68,754
Federal agency mortgage-backed pools	215,873	167	(3,542)	212,498
Private labeled mortgage-backed pools	66,298	7	(753)	65,552
Corporate notes	133,674	—	(1,498)	132,176
Total held to maturity investment securities	$769,240	$8,354	$(9,495)	$768,099

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$19,750	$—	$(35)	$19,715
State and municipal	803,100	35,014	(271)	837,843
Federal agency collateralized mortgage obligations	144,022	3,448	(17)	147,453
Federal agency mortgage-backed pools	114,484	4,315	—	118,799
Corporate notes	9,007	1,208	—	10,215
Total available for sale investment securities	$1,090,363	$43,985	$(323)	$1,134,025
Held to maturity
State and municipal	$157,421	$11,035	$—	$168,456
Federal agency collateralized mortgage obligations	2,661	36	—	2,697
Federal agency mortgage-backed pools	8,594	243	—	8,837
Total held to maturity investment securities	$168,676	$11,314	$—	$179,990
The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$28,888	$28,885	$44,206	$44,192
One to five years	133,651	134,899	61,594	63,006
Five to ten years	320,561	322,940	136,857	145,102
After ten years	828,788	836,743	589,200	615,473
	1,311,888	1,323,467	831,857	867,773
Federal agency collateralized mortgage obligations	73,922	75,525	144,022	147,453
Federal agency mortgage–backed pools	236,432	237,705	114,484	118,799
Private labeled mortgage–backed pools	$32,948	$32,937	$—	$—
Total available for sale investment securities	$1,655,190	$1,669,634	$1,090,363	$1,134,025
Held to maturity
Within one year	$4,612	$4,666	$7,302	$7,327
One to five years	45,148	46,573	42,742	44,358
Five to ten years	185,847	188,962	82,087	88,300
After ten years	181,925	181,094	25,290	28,471
	417,532	421,295	157,421	168,456
Federal agency collateralized mortgage obligations	69,537	68,754	2,661	2,697
Federal agency mortgage–backed pools	215,873	212,498	8,594	8,837
Private labeled mortgage–backed pools	66,298	65,552	—	—
Total held to maturity investment securities	$769,240	$768,099	$168,676	$179,990
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$108,551	$(688)	$2,731	$(19)	$111,282	$(707)
State and municipal	680,184	(13,892)	5,316	(227)	685,500	(14,119)
Federal agency collateralized mortgage obligations	57,191	(797)	—	—	57,191	(797)
Federal agency mortgage–backed pools	363,453	(4,610)	—	—	363,453	(4,610)
Private labeled mortgage–backed pools	77,208	(1,038)	—	—	77,208	(1,038)
Corporate notes	144,177	(1,615)	—	—	144,177	(1,615)
Total temporarily impaired securities	$1,430,764	$(22,640)	$8,047	$(246)	$1,438,811	$(22,886)

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
No allowance for credit losses for available for sale debt securities or held to maturity securities was needed at September 30, 2021 or December 31, 2020. Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $13.1 million at September 30, 2021 and $8.1 million at December 31, 2020 and is excluded from the estimate of credit losses.
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
Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Sales of securities available for sale
Proceeds	$—	$17,012	$27,514	$54,194
Gross gains	—	1,094	914	1,731
Gross losses	—	(6)	—	(56)

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
The following table presents total loans outstanding by portfolio class, as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Commercial
Owner occupied real estate	$521,186	$496,306
Non–owner occupied real estate	1,016,377	999,636
Residential spec homes	10,142	10,070
Development & spec land	31,957	26,372
Commercial and industrial	593,538	659,887
Total commercial	2,173,200	2,192,271
Real estate
Residential mortgage	580,364	598,700
Residential construction	23,176	25,586
Mortgage warehouse	169,909	395,626
Total real estate	773,449	1,019,912
Consumer
Direct installment	67,176	38,046
Indirect installment	365,756	357,511
Home equity	280,500	259,643
Total consumer	713,432	655,200
Total loans	3,660,081	3,867,383
Allowance for credit losses	(56,779)	(57,027)
Net loans	$3,603,302	$3,810,356

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
As of September 30, 2021 and December 31, 2020, Federal Paycheck Protection Program (“PPP”) loans totaled approximately $92.3 million and $208.9 million, respectively, and are included with commercial loans. Total loans include net deferred loan costs of $316,000 at September 30, 2021 and net deferred loan fees of $1.7 million at December 31, 2020, respectively.

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

Non–performing Loans

The following table presents non–accrual loans, loans past due over 90 days still on accrual, and troubled debt restructurings (“TDRs”) by class of loans:

	September 30, 2021
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–accrual with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$8,651	$—	$—	$603	$9,254	$4,074
Non–owner occupied real estate	2,853	—	292	—	3,145	3,145
Residential spec homes	—	—	—	—	—	—
Development & spec land	964	—	—	—	964	964
Commercial and industrial	2,758	—	—	—	2,758	2,021
Total commercial	15,226	—	292	603	16,121	10,204
Real estate
Residential mortgage	6,291	—	911	1,439	8,641	8,641
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	6,291	—	911	1,439	8,641	8,641
Consumer
Direct installment	16	3	—	—	19	19
Indirect installment	817	56	—	—	873	873
Home equity	2,787	141	401	391	3,720	3,720
Total consumer	3,620	200	401	391	4,612	4,612
Total	$25,137	$200	$1,604	$2,433	$29,374	$23,457

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
There was no interest income recognized on non–accrual loans during the three and nine months ended September 30, 2021 and 2020, respectively, while the loans were in non–accrual status. Included in the $25.1 million of non–accrual loans and the $1.6 million of non–performing TDRs at September 30, 2021 were $2.2 million and $295,000, respectively, of loans acquired for which there were accretable yields recognized.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non–accrual loans of $25.1 million and non–performing TDRs of $1.6 million at September 30, 2021:

	September 30, 2021
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$512,306	$188	$41	$—	$229	$512,535
Non–owner occupied real estate	1,013,232	—	—	—	—	1,013,232
Residential spec homes	10,142	—	—	—	—	10,142
Development & spec land	30,993	—	—	—	—	30,993
Commercial and industrial	590,559	39	182	—	221	590,780
Total commercial	2,157,232	227	223	—	450	2,157,682
Real estate
Residential mortgage	572,129	728	305	—	1,033	573,162
Residential construction	23,176	—	—	—	—	23,176
Mortgage warehouse	169,909	—	—	—	—	169,909
Total real estate	765,214	728	305	—	1,033	766,247
Consumer
Direct installment	66,809	323	25	3	351	67,160
Indirect installment	363,828	1,001	54	56	1,111	364,939
Home equity	276,060	1,001	110	141	1,252	277,312
Total consumer	706,697	2,325	189	200	2,714	709,411
Total	$3,629,143	$3,280	$717	$200	$4,197	$3,633,340
Percentage of total loans	99.88%	0.09%	0.02%	0.01%	0.12%	100.00%

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
At September 30, 2021, the types of concessions the Company has made on restructured loans have been temporary rate reductions and/or reductions in monthly payments, and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as a TDR unless the loan bears interest at a market rate. As of September 30, 2021, the Company had $4.0 million in TDRs and $2.4 million were performing according to the restructured terms and $603,000 TDRs were returned to accrual status during 2021. There were no specific reserves allocated to TDRs at September 30, 2021 based on the discounted cash flows or, when appropriate, the fair value of the collateral. These TDRs are exclusive of loans modified under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents TDRs by class of loan:

	September 30, 2021			December 31, 2020
	Non–accrual	Accruing	Total	Non–accrual	Accruing	Total
Commercial
Owner occupied real estate	$—	$603	$603	$630	$168	$798
Non–owner occupied real estate	292	—	292	330	—	330
Residential spec homes	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—
Commercial and industrial	—	—	—	506	—	506
Total commercial	292	603	895	1,466	168	1,634
Real estate
Residential mortgage	911	1,439	2,350	922	1,381	2,303
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	911	1,439	2,350	922	1,381	2,303
Consumer
Direct installment	—	—	—	—	—	—
Indirect installment	—	—	—	—	—	—
Home equity	401	391	792	222	244	466
Total consumer	401	391	792	222	244	466
Total	$1,604	$2,433	$4,037	$2,610	$1,793	$4,403
Loans Modified under the CARES Act
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At September 30, 2021 and December 31, 2020, the Bank modified loans totaling $29.2 million and $126.7 million, respectively, which qualify for treatment under the CARES Act.
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

	September 30, 2021
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$12,386	$103	$—	$12,489	$1,179
Non–owner occupied real estate	3,172	—	—	3,172	—
Residential spec homes	—	—	—	—	—
Development & spec land	964	—	—	964	—
Commercial and industrial	1,214	2,406	—	3,620	218
Total commercial	17,736	2,509	—	20,245	1,397
Total collateral dependent loans	$17,736	$2,509	$—	$20,245	$1,397

	December 31, 2020
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$11,309	$114	$—	$11,423	$1,605
Non–owner occupied real estate	1,032	—	—	1,032	—
Residential spec homes	—	—	—	—	—
Development & spec land	70	—	—	70	—
Commercial and industrial	2,245	210	—	2,455	252
Total commercial	14,656	324	—	14,980	1,857
Total collateral dependent loans	$14,656	$324	$—	$14,980	$1,857
Credit Quality Indicators
Horizon Bank's processes for determining credit quality differ slightly depending on whether a new loan or a renewed loan is being underwritten, or whether an existing loan is being re–evaluated for credit quality. The latter usually occurs upon receipt of current financial information or other pertinent data that would trigger a change in the loan grade.
•For new and renewed commercial loans, the Bank's Credit Department, which acts independently of the loan officer, assigns the credit quality grade of the loans. Loan grades for loans with an aggregate credit exposure that exceeds the authorities in the respective regions (ranging from $3,000,000 to $6,000,000) are validated by the Loan Committee, which is chaired by the Chief Commercial Banking Officer (“CCBO”).
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at September 30, 2021.

September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$51,502	$59,563	$66,358	$48,852	$46,074	$154,262	$45,993	$472,604
Special Mention	—	77	735	2,396	8,567	7,539	—	19,314
Substandard	—	1,007	1,201	3,989	3,956	15,220	3,895	29,268
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$51,502	$60,647	$68,294	$55,237	$58,597	$177,021	$49,888	$521,186

Non–owner occupied real estate
Pass	$111,223	$110,627	$106,765	$61,794	$135,791	$269,509	$150,423	$946,132
Special Mention	—	845	1,203	29,409	4,470	5,687	519	42,133
Substandard	—	—	15,240	1,390	429	8,683	2,370	28,112
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$111,223	$111,472	$123,208	$92,593	$140,690	$283,879	$153,312	$1,016,377

Residential spec homes
Pass	$1,117	$758	$338	$—	$—	$913	$7,016	$10,142
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$1,117	$758	$338	$—	$—	$913	$7,016	$10,142

Development & spec land
Pass	$1,520	$550	$512	$12	$1,849	$12,915	$12,640	$29,998
Special Mention	—	—	—	—	—	184	358	542
Substandard	—	—	—	—	17	651	749	1,417
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$1,520	$550	$512	$12	$1,866	$13,750	$13,747	$31,957

Commercial & industrial
Pass	$214,792	$56,773	$50,106	$51,700	$68,635	$71,387	$37,613	$551,006
Special Mention	1,586	2,765	1,385	4,119	6,809	4,015	2,586	23,265
Substandard	1,546	146	3,242	5,748	2,400	1,582	4,603	19,267
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$217,924	$59,684	$54,733	$61,567	$77,844	$76,984	$44,802	$593,538
Total commercial	$383,286	$233,111	$247,085	$209,409	$278,997	$552,547	$268,765	$2,173,200

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$79,466	$111,732	$50,187	$58,431	$68,812	$203,095	$—	$571,723
Non–performing	—	—	376	875	—	7,390	—	8,641
Total residential mortgage	$79,466	$111,732	$50,563	$59,306	$68,812	$210,485	$—	$580,364

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$23,176	$23,176
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$23,176	$23,176

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$169,909	$169,909
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$169,909	$169,909
Total real estate	$79,466	$111,732	$50,563	$59,306	$68,812	$210,485	$193,085	$773,449

September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$15,487	$14,385	$15,628	$8,051	$7,093	$6,358	$155	$67,157
Non–performing	—	—	—	—	12	7	—	19
Total direct installment	$15,487	$14,385	$15,628	$8,051	$7,105	$6,365	$155	$67,176

Indirect installment
Performing	$121,665	$101,476	$67,748	$46,969	$20,871	$6,154	$—	$364,883
Non–performing	22	176	184	178	199	114	—	873
Total indirect installment	$121,687	$101,652	$67,932	$47,147	$21,070	$6,268	$—	$365,756

Home equity
Performing	$51,598	$56,690	$36,628	$28,529	$24,523	$71,590	$7,222	$276,780
Non–performing	9	148	10	82	131	1,604	1,736	3,720
Total home equity	$51,607	$56,838	$36,638	$28,611	$24,654	$73,194	$8,958	$280,500
Total consumer	$188,781	$172,875	$120,198	$83,809	$52,829	$85,827	$9,113	$713,432

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 5 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$41,766	$4,108	$1,155	$8,620	$55,649
Provision for credit losses on loans	1,330	(400)	(101)	283	1,112
PCD loan charge–offs	—	—	—	—	—
Charge–offs	(10)	—	—	(189)	(199)
Recoveries	35	29	—	153	217
Balance, end of period	$43,121	$3,737	$1,054	$8,867	$56,779

	Three Months Ended September 30, 2020
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$39,147	$5,832	$1,190	$8,921	$55,090
Provision for credit losses on loans	1,136	(232)	60	1,088	2,052
Charge–offs	(502)	(144)	—	(510)	(1,156)
Recoveries	14	8	—	311	333
Balance, end of period	$39,795	$5,464	$1,250	$9,810	$56,319

	Nine Months Ended September 30, 2021
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$42,210	$4,620	$1,267	$8,930	$57,027
Provision for credit losses on loans	1,090	(1,000)	(213)	110	(13)
PCD loan charge–offs	(6)	—	—	—	(6)
Charge–offs	(273)	—	—	(661)	(934)
Recoveries	100	117	—	488	705
Balance, end of period	$43,121	$3,737	$1,054	$8,867	$56,779

	Nine Months Ended September 30, 2020
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$11,996	$923	$1,077	$3,671	$17,667
Impact of adopting ASC 326	10,832	4,048	—	4,911	19,791
Initial PCD allowance	2,786	—	—	—	2,786
Provision for credit losses on loans	14,655	670	173	2,211	17,709
Charge–offs	(586)	(204)	—	(1,654)	(2,444)
Recoveries	112	27	—	671	810
Balance, end of period	$39,795	$5,464	$1,250	$9,810	$56,319

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

Note 6 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.5 billion and $1.5 billion at September 30, 2021 and December 31, 2020.

The aggregate fair value of capitalized mortgage servicing rights was approximately $14.9 million and $12.5 million at September 30, 2021 and December 31, 2020, compared to the carrying values of $14.9 million and $12.5 million at September 30, 2021 and December 31, 2020, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	September 30,	December 31,
	2021	2020
Mortgage servicing rights
Balance, beginning of period	$17,644	$15,046
Servicing rights capitalized	3,209	5,530
Amortization of servicing rights	(2,960)	(2,932)
Balance, end of period	17,893	17,644
Impairment allowance
Balance, beginning of period	(5,172)	(719)
Additions	—	(5,106)
Reductions	2,142	653
Balance, end of period	(3,030)	(5,172)
Mortgage servicing rights, net	$14,863	$12,472

The Bank reduced impairment by approximately $2.1 million for the nine months ended September 30, 2021. The Bank recorded additional impairment of approximately $4.5 million for the year ended December 31, 2020.

Note 7 – Goodwill

The following table presents the Company’s carrying amount of goodwill as of September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020
Balance, beginning of period	$151,238	$151,238
Goodwill acquired during the period	11,550	—
Balance, end of period	$162,788	$151,238

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

The Company updated their analysis above during the third quarter of 2021 which resulted in no goodwill impairment charges for the nine months ended September 30, 2021.

The goodwill acquired during the period was calculated based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change. Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation prospectively. If any adjustments are made to the preliminary assumptions (provisional amounts), disclosures will be made in the notes to the financial statements of the amounts recorded in the current period earnings by line item that have been recorded in previous reporting periods if the adjustments to the provisional amounts had been recognized as of the acquisition date.

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
The following table shows repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	September 30, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$145,164	$—	$—	$—	$—	$—	$145,164
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$38,641	$—	$—	$—	$—	$—	$38,641
Federal agency mortgage–backed pools	111,415	—	—	—	—	—	111,415
Total	$150,056	$—	$—	$—	$—	$—	$150,056

Note 9 – Subordinated Notes
On June 24, 2020, Horizon issued $60.0 million in aggregate principal amount of 5.625% fixed–to–floating rate subordinated notes (the “Notes”). The Notes were offered in denominations of $1,000 and integral multiples of $1,000 in excess thereof. The Notes mature on July 1, 2030 (the “Maturity Date”). From and including the date of original issuance to, but excluding, July 1, 2025 or the date of earlier redemption (the “fixed rate period”), the Notes bear interest at an initial rate of 5.625% per annum, payable semi–annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2021. The last interest payment date for the fixed rate period will be July 1, 2025. From and including July 1, 2025 to, but excluding, the Maturity Date or the date of earlier redemption (the “floating rate period”), the Notes bear interest at a floating rate per annum equal to the benchmark rate, which is expected to be Three–Month Term SOFR (the “Benchmark Rate”), plus 549 basis points, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, commencing on October 1, 2025. Notwithstanding the foregoing, in the event that the Benchmark Rate is less than zero, the Benchmark Rate shall be deemed to be zero.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 10 – Derivative Financial Instruments
Cash Flow Hedges – As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt. The agreements provide for the Company to receive interest from the counterparty at three months LIBOR and to pay interest to the counterparty at a fixed rate of 4.20% on a notional amount of $12.0 million at September 30, 2021 and December 31, 2020, respectively. Under the agreements, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
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
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.81% on a notional amount of $50.0 million at September 30, 2021 and December 31, 2020. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2021, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.
Fair Value Hedges – Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2021, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan and security agreements being hedged were $478.2 million at September 30, 2021 and $442.7 million at December 31, 2020.
Other Derivative Instruments – The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2021, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	September 30, 2021		September 30, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$19,391	Other liabilities	$24,044
Total derivatives designated as hedging instruments		19,391		24,044
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	666	Other liabilities	333
Total derivatives not designated as hedging instruments		666		333
Total derivatives		$20,057		$24,377

	Asset Derivatives		Liability Derivatives
	December 31, 2020		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$35,388	Other liabilities	$43,631
Total derivatives designated as hedging instruments		35,388		43,631
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	1,045	Other liabilities	—
Total derivatives not designated as hedging instruments		1,045		—
Total derivatives		$36,433		$43,631
The effect of the derivative instruments on the condensed consolidated statements of income for the three and nine–month periods ending September 30 is as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Derivatives in cash flow hedging relationship
Interest rate contracts	$438	$(107)	$2,836	$(3,239)
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Derivative in fair value hedging relationship
Interest rate contracts	Interest income - loans	$3,302	$(3,162)	$15,997	$(29,492)
Interest rate contracts	Interest income - loans	(3,302)	3,162	(15,997)	29,492
Total		$—	$—	$—	$—

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Derivative not designated as hedging relationship
Mortgage contracts	Other income - gain on sale of loans	$(167)	$(679)	$(712)	$364

Note 11 – Disclosures about Fair Value of Assets and Liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2021. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	September 30, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$118,588	$—	$118,588	$—
State and municipal	1,119,123	—	1,119,123	—
Federal agency collateralized mortgage obligations	75,525	—	75,525	—
Federal agency mortgage–backed pools	237,705	—	237,705	—
Private labeled mortgage–backed pools	32,937	—	32,937
Corporate notes	85,756	—	85,756	—
Total available for sale securities	1,669,634	—	1,669,634	—
Interest rate swap agreements asset	19,391	—	19,391	—
Forward sale commitments	666	—	666	—
Interest rate swap agreements liability	(24,044)	—	(24,044)	—
Commitments to originate loans	(333)	—	(333)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$19,715	$—	$19,715	$—
State and municipal	837,843	—	837,843	—
Federal agency collateralized mortgage obligations	147,453	—	147,453	—
Federal agency mortgage–backed pools	118,799	—	118,799	—
Corporate notes	10,215	—	10,215	—
Total available for sale securities	1,134,025	—	1,134,025	—
Interest rate swap agreements asset	35,388	—	35,388	—
Forward sale commitments	1,045	—	1,045	—
Interest rate swap agreements liability	(43,631)	—	(43,631)	—
Realized gains and losses included in net income for the periods are reported in the condensed consolidated statements of income as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Non-interest Income
Total gains and losses from:
Hedged loans	$3,302	$(3,162)	$15,997	$(29,492)
Fair value interest rate swap agreements	(3,302)	3,162	(15,997)	29,492
Derivative loan commitments	(167)	(679)	(712)	364
	$(167)	$(679)	$(712)	$364
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Collateral dependent loans	$18,848	$—	$—	$18,848
Mortgage servicing rights	14,863	—	—	14,863
December 31, 2020
Collateral dependent loans	$13,123	$—	$—	$13,123
Mortgage servicing rights	12,472	—	—	12,472

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
Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month–end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment increased by $2.1 million during the first nine months of 2021 and decreased by $3.2 million during the first nine months of 2020.

The following table presents qualitative information about unobservable inputs used in recurring and non–recurring Level 3 fair value measurements, other than goodwill.

	September 30, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$18,848	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-65.0% (6.9%)
Mortgage servicing rights	14,863	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	8.0%-8.0% (8.0%), 9.5%-16.7% (12.7%), 0.0%-18.5%(0.4%)

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$13,123	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-72.0%(12.4%)
Mortgage servicing rights	12,472	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	7.8%-7.8% (7.8%), 11.5%-20.9%(17.5%), 0.0%-1.0%(0.8%)

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2021 and December 31, 2020. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

	September 30, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$971,817	$971,817	$—	$—
Interest–earning time deposits	5,767	—	5,881	—
Investment securities, held to maturity	769,240	—	768,099	—
Loans held for sale	4,811	—	—	4,811
Loans (excluding loan level hedges), net	3,603,302	—	—	3,518,194
Stock in FHLB	24,440	—	24,440	—
Interest receivable	24,762	—	24,762	—
Liabilities
Non–interest bearing deposits	$1,324,757	$1,324,757	$—	$—
Interest bearing deposits	4,655,142	—	4,603,849	—
Borrowings	670,753	—	669,517	—
Subordinated notes	58,713	—	58,176	—
Junior subordinated debentures issued to capital trusts	56,722	—	53,384	—
Interest payable	1,427	—	1,427	—

	December 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$249,711	$249,711	$—	$—
Interest–earning time deposits	8,965	—	9,136	—
Investment securities, held to maturity	168,676	—	179,990	—
Loans held for sale	13,538	—	—	13,538
Loans (excluding loan level hedges), net	3,810,356	—	—	3,767,348
Stock in FHLB	23,023	—	23,023	—
Interest receivable	21,396	—	21,396	—
Liabilities
Non–interest bearing deposits	$1,053,242	$1,053,242	$—	$—
Interest bearing deposits	3,477,891	—	3,466,522	—
Borrowings	475,000	—	483,245	—
Subordinated notes	58,603	—	57,626	—
Junior subordinated debentures issued to capital trusts	56,548	—	52,676	—
Interest payable	2,712	—	2,712	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 13 – Accumulated Other Comprehensive Income

	September 30, 2021	December 31, 2020
Unrealized gain on securities available for sale	$14,444	$43,662
Unamortized loss on securities held to maturity, previously transferred from AFS	(115)	(165)
Unrealized loss on derivative instruments	(4,653)	(8,243)
Tax effect	(2,031)	(7,402)
Total accumulated other comprehensive income	$7,645	$27,852

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of September 30, 2021 and December 31, 2020, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the third quarter of 2021 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon and the Bank’s actual and required capital ratios as of September 30, 2021 and December 31, 2020 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total capital (to risk–weighted assets)(1)
Consolidated	$678,665	15.27%	$355,555	8.00%	$466,666	10.50%	N/A	N/A
Bank	575,693	12.97%	355,092	8.00%	466,058	10.50%	$443,865	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	634,105	14.27%	266,617	6.00%	377,708	8.50%	N/A	N/A
Bank	526,731	11.86%	266,474	6.00%	377,505	8.50%	355,299	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	518,670	11.67%	200,001	4.50%	311,113	7.00%	N/A	N/A
Bank	526,731	11.86%	199,856	4.50%	310,887	7.00%	288,681	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	634,105	10.03%	252,883	4.00%	252,883	4.00%	N/A	N/A
Bank	526,731	8.38%	251,423	4.00%	251,423	4.00%	314,279	5.00%
December 31, 2020
Total capital (to risk–weighted assets)(1)
Consolidated	$648,804	14.91%	$348,024	8.00%	$456,782	10.50%	N/A	N/A
Bank	532,315	12.21%	348,810	8.00%	457,813	10.50%	$436,013	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	607,340	13.96%	261,018	6.00%	369,775	8.50%	N/A	N/A
Bank	492,221	11.29%	261,606	6.00%	370,609	8.50%	348,808	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	491,281	11.29%	195,764	4.50%	304,522	7.00%	N/A	N/A
Bank	492,221	11.29%	196,205	4.50%	305,207	7.00%	283,407	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	607,340	10.68%	227,507	4.00%	227,507	4.00%	N/A	N/A
Bank	492,221	8.71%	226,158	4.00%	226,158	4.00%	282,697	5.00%
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
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
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
•loss of key Horizon personnel;
•changes in federal or state government mandates regarding vaccination requirements which may impact our ability to retain or attract labor;
•our former role as a fiduciary trustee for corporate employee stock ownership plans (“ESOPs”) may expose us to increased risk of litigation due to heightened scrutiny of this role by the U.S. Department of Labor and the plaintiff’s bar;
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
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
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
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
Over the last 20 years, Horizon has expanded its geographic reach and experienced financial growth through a combination of both organic expansion and mergers and acquisitions. Horizon's initial operations focused on northwest Indiana, but since then, the Company has developed a presence in new markets in southern and central Michigan and northeastern and central Indiana.

Third Quarter 2021 Highlights
•On September 17, 2021, completed previously announced acquisition of 14 branches in 11 Michigan counties, approximately $206.8 million in loans and $846.4 million in deposits, in a transaction designed to further extend Horizon’s retail franchise and further enhance its low–cost core deposit and funding capability to support lending in its Midwestern growth markets.

•Net income grew to a record $23.1 million, up 4.0% from the linked quarter and 13.6% from the year–ago period. Diluted earnings per share (“EPS”) of $0.52 was up from $0.50 for the second quarter of 2021 and $0.46 for the third quarter of 2020.

•Pre–tax, pre–provision net income grew to a record $28.2 million, up 15.5% from the linked quarter and 5.8% from the year–ago period. This non–GAAP financial measure is utilized by banks to provide a greater understanding of pre–tax profitability before giving effect to credit loss expense. (See the “Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Income” table below).

•Non–interest expense was $34.3 million in the quarter, or 2.09% of average assets on an annualized basis, compared to $33.4 million, or 2.18%, in the second quarter of 2021 and $33.4 million, or 2.30%, in the third quarter of 2020. Acquisition–related expenses totaled approximately $799,000 in the third quarter of 2021 and $242,000 in the linked quarter.

•The efficiency ratio for the period was 54.88% compared to 57.73% for the second quarter of 2021 and 55.59% for the third quarter of 2020. The adjusted efficiency ratio was 56.16% compared to 57.45% for the second quarter of 2021 and 56.64% for the third quarter of 2020. (See the “Non-GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio” table below).

•A previously disclosed consolidation of 10 retail locations was completed on August 27 as part of Horizon’s rigorous annual branch performance review process, with employees reassigned to support other staffing needs and growth initiatives. Operating cost saves are largely expected to be redeployed into continued digital banking and technology investments.

•Net interest income grew to a record $46.5 million for the quarter, up 9.2% from the second quarter of 2021 and 7.3% from the third quarter of 2020. Reported net interest margin (“NIM”) was 3.17% and adjusted NIM was 3.12%, with reported NIM increasing by three basis points and adjusted NIM decreasing by one basis point from the second quarter of 2021. (See the “Non–GAAP Reconciliation of Net Interest Margin” table for the definition of this non–GAAP calculation of adjusted NIM.) Approximately 16 basis points of the NIM and adjusted NIM is attributed to Federal Paycheck Protection Program (“PPP”) lending, offset by an estimated 16 basis point compression attributed to excess liquidity during the quarter. During the third quarter, Horizon increased the average balance of its investment portfolio by $471.8 million to leverage capital and focus on increasing net interest income.

•Total non–interest income was $16.0 million, including the recovery of $876,000 from an acquired charged–off loan, as well as a $2.4 million gain from the sale of the Company’s ESOP trustee accounts at the end of the quarter. The sale of these accounts is not expected to have any significant impact to the bottom line due to the related costs saves the Company will incur as it exited these account relationships. Non–interest income was $15.2 million in the second quarter of 2021 and $16.7 million, including a $1.1 million securities sale gain, in the third quarter of 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
•Horizon’s in–market consumer and commercial deposit relationships, including those on–boarded as part of its branch acquisition during the quarter, combined with strategic pricing moves to manage deposit growth and runoff of higher–priced time deposits, contributed to continued improvement in the cost of interest bearing liabilities, which declined to 0.38% in the quarter, compared to 0.45% in the second quarter of 2021 and 0.67% in the third quarter of 2020.

•Horizon recorded a quarterly provision expense of $1.1 million, reflecting a $2.0 million allocation for loans acquired in the Michigan branch acquisition, as well as, solid asset quality metrics at period end.

•Commercial loans, excluding PPP lending, grew by 2.3% organically and by 7.5% overall during the quarter to $2.1 billion at period end. Total loans, excluding PPP lending, grew organically 0.3% and 6.4% overall to $3.57 billion.

•Horizon’s book value per share increased to an all–time high of $16.28 while tangible book value per share decreased to $12.05. (See the “Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share” table below.) The decrease in tangible book value was a result of the repurchase of shares for approximately $7.6 million and $12.4 million of goodwill and intangible assets recorded during the third quarter.

•Horizon announced an increase to cash dividends to be paid on October 22, 2021 of 15.4% to $0.15 per share. As of September 30, 2021, in excess of $120.9 million in cash was maintained at the holding company, providing considerable future optionality to build shareholder value. This is Horizon’s second dividend increase in 2021.

•During the quarter, the Company repurchased 430,026 shares at an average cost of $17.74 per share for a total cost of $7.6 million. This resulted in a reduction in tangible book value of approximately $0.18 per share and an increase in EPS of $0.01 per share for the third quarter.
Impact of the COVID–19 Pandemic
We continue to monitor the impact of COVID–19 is having on the markets in which we operate in and the uncertainty of the long–term ramifications to our customers and operations. Within our markets, vaccinations have become readily available, infection positivity rates are at moderate levels, and the restrictions on businesses have generally been fully lifted. However, the lasting effects of government aid programs are uncertain as stimulus packages taper, and the ultimate long–term impact of the business shutdowns that occurred as a result of COVID–19 remains uncertain in many sectors of the economy. In the third quarter of 2021, COVID–19 positivity rates and hospitalizations in our markets rose due to the impact of the Delta variant, but have now been falling for the last several weeks.
The Federal Reserve, in response to the economic risks resulting from the COVID–19 pandemic, returned to a zero–interest rate policy in March 2020. This was after most broader market rates decreased significantly in response to evolving news about the COVID–19 pandemic. Many areas of consumer and business spending have rebounded in recent months, but there remains uncertainty about the longer lasting impact on local businesses as well as the travel, hospitality and entertainment industries results from the COVID–19 pandemic. This could cause a longer recovery time for all sectors of the economy and could make it challenging for sectors that have had better recoveries to maintain those recoveries in the long run. Inflation and supply shortages also pose risks to the economic recovery.
While positive economic indicators exist, we recognize that some of our commercial and individual customers are continuing to experience varying degrees of financial distress, which we expect to continue, through a lesser degree, through the end of 2021 and into early 2022. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the COVID–19 pandemic, which may result in some customers’ inability to meet their loan obligations to us or seek deferrals on their obligations. In addition, the economic pressures and uncertainties related to the COVID–19 pandemic have seemingly resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. Our borrowing base includes customers in industries such as hotel/lodging, restaurants, retail and commercial real estate, which have been significantly impacted by the COVID–19 pandemic. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the COVID–19 pandemic. We continue to monitor these customers closely.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
Financial Summary

	For the Three Months Ended
	September 30,	June 30,	September 30,
Net Interest Income and Net Interest Margin	2021	2021	2020
Net interest income	$46,544	$42,632	$43,397
Net interest margin	3.17%	3.14%	3.39%
Adjusted net interest margin	3.12%	3.13%	3.27%

	For the Three Months Ended
	September 30,	June 30,	September 30,
Asset Yields and Funding Costs	2021	2021	2020
Interest earning assets	3.46%	3.48%	3.90%
Interest bearing liabilities	0.38%	0.45%	0.67%

	For the Three Months Ended
Non–interest Income and Mortgage Banking Income	September 30,	June 30,	September 30,
	2021	2021	2020
Total non–interest income	$16,044	$15,207	$16,700
Gain on sale of mortgage loans	4,088	5,612	8,813
Mortgage servicing income net of impairment	336	1,503	(1,308)

	For the Three Months Ended
	September 30,	June 30,	September 30,
Non–interest Expense	2021	2021	2020
Total non–interest expense	$34,349	$33,388	$33,407
Annualized non–interest expense to average assets	2.09%	2.18%	2.30%

	At or for the Three Months Ended
Credit Quality	September 30,	June 30,	September 30,
	2021	2021	2020
Allowance for credit losses to total loans	1.55%	1.58%	1.39%
Non–performing loans to total loans	0.80%	0.63%	0.72%
Percent of net charge–offs to average loans outstanding for the period	0.00%	0.00%	0.02%

Allowance for	December 31,	Net Reserve			September 30,
Credit Losses	2020	1Q21	2Q21	3Q21	2021
Commercial	$42,210	$770	$(1,214)	$1,355	$43,121
Retail Mortgage	4,620	(391)	(121)	(371)	3,737
Warehouse	1,267	(104)	(8)	(101)	1,054
Consumer	8,930	(116)	(194)	247	8,867
Allowance for Credit Losses (“ACL”)	$57,027	$159	$(1,537)	1,130	$56,779
ACL/Total Loans	1.47%				1.55%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2021, Horizon had core deposit intangibles of $21.2 million subject to amortization and $162.8 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID–19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the most recent qualitative assessment, the Company determined that as of September 30, 2021, it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the COVID–19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
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
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
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
Financial Condition
On September 30, 2021, Horizon’s total assets were $7.5 billion, an increase of approximately $1.6 billion compared to December 31, 2020. The increase in total assets was primarily in cash and due from banks of $722.1 million, investments held to maturity of $600.6 million and investments available for sale of $535.6 million. These increases were offset by a decrease in net loans of $207.1 million.
Investment securities were comprised of the following as of (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$119,159	$118,588	$19,750	$19,715
State and municipal	1,108,057	1,119,123	803,100	837,843
Federal agency collateralized mortgage obligations	73,922	75,525	144,022	147,453
Federal agency mortgage–backed pools	236,432	237,705	114,484	118,799
Private labeled mortgage–backed pools	32,948	32,937	—	—
Corporate notes	84,672	85,756	9,007	10,215
Total available for sale investment securities	$1,655,190	$1,669,634	$1,090,363	$1,134,025
Held to maturity
State and municipal	$283,858	$289,119	$157,421	$168,456
Federal agency collateralized mortgage obligations	69,537	68,754	2,661	2,697
Federal agency mortgage–backed pools	215,873	212,498	8,594	8,837
Private labeled mortgage–backed pools	66,298	65,552	—	—
Corporate notes	133,674	132,176	—	—
Total held to maturity investment securities	$769,240	$768,099	$168,676	$179,990
Investment securities available for sale increased $535.6 million since December 31, 2020 to $1.7 billion as of September 30, 2021 and investment securities held to maturity increased $600.6 million since December 31, 2020 to $769.2 million as of September 30, 2021. This increase was due to additional purchases to increase earning assets as the result of organic deposit growth and Horizon’s previously announced acquisition of 14 branches in 11 Michigan counties which increased deposits approximately $846.4 million on September 17, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
Net loans decreased $207.1 million since December 31, 2020 to $3.7 billion as of September 30, 2021. Mortgage warehouse, commercial, residential mortgage and loans held for sale decreased $225.7 million, $19.1 million, $20.7 million and $8.7 million, respectively. These decreases were offset by an increase in consumer loans of $58.2 million. PPP loans decreased $116.6 million since December 31, 2020 to $92.3 million as of September 30, 2021. These decreases were offset by an increase in consumer loans of $58.2 million. The net loans acquired in the acquisition of 14 branches in 11 Michigan counties of approximately $206.8 million helped to partially offset the decrease in loans.
Total deposits increased $1.4 billion since December 31, 2020 to $6.0 billion as of September 30, 2021. This increase was primarily due to Federal stimulus payments to consumers, funds from the origination of PPP loans and approximately $846.4 million in deposits from the acquisition of 14 branches in 11 Michigan counties.
Total borrowings increased from $475.0 million as of December 31, 2020 to $670.8 million as of September 30, 2021. At September 30, 2021, the Company had $195.2 million in short-term funds borrowed compared to $315.5 million at December 31, 2020. During the second quarter of 2021, the Bank paid–off $50.0 million in long–term Federal Home Loan Bank of Indianapolis advances which resulted in a prepayment penalty of $125,000.

Stockholders’ equity totaled $708.5 million at September 30, 2021 compared to $692.2 million at December 31, 2020. The increase in stockholders’ equity during the period was due to the generation of net income, offset by dividends paid, stock repurchases and a decrease in accumulated other comprehensive income during the period. Book value per common share at September 30, 2021 increased to $16.28 compared to $15.78 at December 31, 2020.

Results of Operations
Overview
Consolidated net income for the three–month period ended September 30, 2021 was $23.1 million, or $0.52 diluted earnings per share, compared to $20.3 million, or $0.46 diluted earnings per share for the same period in 2020. The increase in net income for the three–month period ended September 30, 2021 when compared to the same prior year period reflects an increase in net interest income of $3.1 million, a decrease in credit loss expense of $940,000 and a decrease in income tax expense of $270,000, offset by an increase in non–interest expense of $942,000 and a decrease in non–interest income of $656,000. Excluding acquisition expenses, credit loss expense acquired loans, gain on sale of ESOP trustee accounts, gain on sale of investment securities and death benefit on bank owned life insurance (“adjusted net income”), adjusted net income for the third quarter of 2021 was $23.0 million, or $0.52 diluted earnings per share, compared to $19.4 million, or $0.45 diluted earnings per share for the third quarter of 2020.
Consolidated net income for the nine–month period ended September 30, 2021 was $65.7 million, or $1.49 diluted earnings per share, compared to $46.6 million, or $1.06 diluted earnings per share for the same period in 2020. The increase in net income for the nine–month period ended September 30, 2021 when compared to the same prior year period reflects an increase in non–interest income of $5.2 million, an increase in net interest income of $4.4 million and a decrease in credit loss expense of $17.7 million, offset by increases in non–interest expense of $4.9 million and income tax expense of $3.4 million. Excluding acquisition expenses, credit loss expense acquired loans, gain on sale of ESOP trustee account, gain on sale of investment securities, death benefits on bank owned life insurance and prepayment penalties on borrowings (“adjusted net income”), adjusted net income for the nine–month period ended September 30, 2021 was $64.9 million, or $1.46 diluted earnings per share, compared to $45.0 million, or $1.02 diluted earnings per share for the nine–month period ended September 30, 2020.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020

Net interest income during the three months ended September 30, 2021 was $46.5 million, an increase of $3.1 million from the $43.4 million earned during the same period in 2020. Yields on the Company’s interest earning assets decreased by 44 basis points to 3.46% for the three months ended September 30, 2021 from 3.90% for the three months ended September 30, 2020. Interest income increased $722,000 from $50.1 million for the three months ended September 30, 2020 to $50.9 million for the same period in 2021. The increase in interest income was due to an increase in average balances of interest earning assets of $781,000 during the three months ended September 30, 2021. Interest income from acquisition–related purchase accounting adjustments was $875,000 for the three months ending September 30, 2021 compared to $1.5 million for the same period of 2020.
Rates paid on interest bearing liabilities decreased by 29 basis points for the three–month period ended September 30, 2021 compared to the same period in 2020. Interest expense decreased $2.4 million when compared to the three–month period ended September 30, 2020 to $4.3 million for the same period in 2021. This decrease was due to lower rates paid on deposits and borrowings. The cost of average interest bearing deposits decreased 24 basis points while the cost of average borrowings decreased 44 basis points. Average balances of interest bearing deposits increased $497.2 million and average balances of borrowings increased $20.9 million for the three-month period ended September 30, 2021 when compared to the same period in 2020.
The net interest margin decreased 22 basis points from 3.39% for the three–month period ended September 30, 2020 to 3.17% for the same period in 2021. The decrease in the margin for the three–month period ended September 30, 2021 compared to the same period in 2020 was due to a decrease in the yield on interest earning assets, offset by a decrease in the cost of interest bearing liabilities. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 3.12% for the three-month period ending September 30, 2021 compared to 3.27% for the same period in 2020.
The net interest margin was impacted due to PPP lending and high level of cash held during the third quarter of 2021. Horizon estimates that the PPP loans increased the net interest margin by 16 basis points for the third quarter of 2021. This assumes these PPP loans were not included in average interest earning assets or interest income and were primarily funded by the growth in non–interest bearing deposits. In addition, Horizon estimates that the high level of cash held on the balance sheet compressed the net interest margin by 16 basis points for the third quarter of 2021. This assumes that the high level of cash was not included in average interest earning assets or interest income and was excluded from non–interest bearing deposits.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
The following are the average balance sheets for the three months ending (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Three Months Ended			Three Months Ended
		September 30, 2021			September 30, 2020
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$310,180	$119	0.15%	$45,307	$12	0.11%
	Interest earning deposits	26,352	39	0.59%	28,428	53	0.74%
	Investment securities – taxable	1,063,177	4,407	1.64%	447,762	1,639	1.46%
	Investment securities – non–taxable (1)	1,108,503	5,911	2.68%	720,111	4,391	3.07%
	Loans receivable (2) (3)	3,524,876	40,392	4.56%	4,010,003	44,051	4.39%
	Total interest earning assets	6,033,088	50,868	3.46%	5,251,611	50,146	3.90%
	Non–interest earning assets
	Cash and due from banks	87,799			94,039
	Allowance for credit losses	(55,703)			(55,271)
	Other assets	442,489			478,312
	Total average assets	$6,507,673			$5,768,691
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$3,831,632	$1,808	0.19%	$3,334,436	$3,616	0.43%
	Borrowings	598,327	1,075	0.71%	577,447	1,662	1.15%
	Subordinated notes	58,689	880	5.95%	58,716	895	6.06%
	Junior subordinated debentures issued to capital trusts	56,684	561	3.93%	56,458	576	4.06%
	Total interest bearing liabilities	4,545,332	4,324	0.38%	4,027,057	6,749	0.67%
	Non–interest bearing liabilities
	Demand deposits	1,180,890			996,427
	Accrued interest payable and other liabilities	57,039			76,410
	Stockholders’ equity	724,412			668,797
	Total average liabilities and stockholders’ equity	$6,507,673			$5,768,691

	Net interest income/spread		$46,544	3.08%		$43,397	3.23%
	Net interest income as a percent of average interest earning assets (1)			3.17%			3.39%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
Net interest income during the nine months ended September 30, 2021 was $131.7 million, an increase of $4.4 million from the $127.3 million earned during the same period in 2020. Yields on the Company’s interest earning assets decreased by 60 basis points to 3.53% for the nine months ended September 30, 2021 from 4.13% for the nine months ended September 30, 2020. Interest income decreased $6.3 million from $152.1 million for the nine months ended September 30, 2020 to $145.9 million for the same period in 2021. Average interest earning assets during the nine months ended September 30, 2021 increased $675.3 million to $5.7 billion compared to $5.0 billion during the nine months ended September 30, 2020. Interest income from acquisition–related purchase accounting adjustments was $2.7 million for the nine months ended September 30, 2021 compared to $4.5 million for the same period of 2020.

Rates paid on interest bearing liabilities decreased 40 basis points for the nine–month period ended September 30, 2021 compared to the same period in 2020. Interest expense decreased $10.7 million when compared to the nine–month period ended September 30, 2020 to $14.2 million for the same period in 2021. This decrease was due to lower rates paid on deposits and borrowings. The cost of average interest bearing deposits decreased 41 basis points while the cost of average borrowings decreased 43 basis points. Average balances of interest bearing deposits increased $393.3 million and average balances of borrowings decreased $66.0 million for the nine–month period ended September 30, 2021 when compared to the same period in 2020.

The net interest margin decreased 28 basis points from 3.48% for the nine–month period ended September 30, 2020 to 3.20% for the same period in 2021. The decrease in the margin for the nine–month period ended September 30, 2021 compared to the same period in 2020 was due to a decrease in the yield of interest earning assets, offset by a decrease in the cost of interest bearing liabilities. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments and prepayment penalties on borrowings (“adjusted net interest margin”), the margin would have been 3.14% for the nine–month period ended September 30, 2021 compared to 3.36% for the same period in 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Nine Months Ended			Nine Months Ended
		September 30, 2021			September 30, 2020
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$312,359	$284	0.12%	$44,375	$125	0.38%
	Interest earning deposits	27,157	128	0.63%	25,083	216	1.15%
	Investment securities – taxable	708,519	8,229	1.55%	476,735	6,582	1.84%
	Investment securities – non–taxable (1)	1,040,447	16,790	2.73%	652,339	12,294	3.19%
	Loans receivable (2) (3)	3,624,393	120,446	4.46%	3,839,008	132,927	4.64%
	Total interest earning assets	5,712,875	145,877	3.53%	5,037,540	152,144	4.13%
	Non–interest earning assets
	Cash and due from banks	85,855			85,511
	Allowance for credit losses	(56,885)			(42,864)
	Other assets	455,181			469,509
	Total average assets	$6,197,026			$5,549,696
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$3,679,970	$6,204	0.23%	$3,286,648	$15,838	0.64%
	Borrowings	510,264	3,640	0.95%	576,288	5,974	1.38%
	Subordinated debentures	58,653	2,641	6.02%	21,218	953	6.00%
	Junior subordinated debentures issued to capital trusts	56,628	1,678	3.96%	56,398	2,061	4.88%
	Total interest bearing liabilities	4,305,515	14,163	0.44%	3,940,552	24,826	0.84%
	Non–interest bearing liabilities
	Demand deposits	1,128,173			879,840
	Accrued interest payable and other liabilities	53,751			69,026
	Stockholders’ equity	709,587			660,278
	Total average liabilities and stockholders’ equity	$6,197,026			$5,549,696
	Net interest income/spread		$131,714	3.09%		$127,318	3.29%
	Net interest income as a percent of average interest earning assets (1)			3.20%			3.48%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
Credit Loss Expense

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio. During the three–month period ended September 30, 2021, a provision expense of $1.1 million was required to reflect a $2.0 million allocation for loans acquired in the Michigan branch acquisition and the nature of our loan portfolios and general characteristics of certain loan pools compared to a provision expense of $2.1 million for the same period of 2020. During the three–month period ended September 30, 2021, commercial loan net recoveries were $25,000, residential mortgage loan net recoveries were $29,000 and consumer loan net charge–offs were $36,000.

During the nine–month period ended September 30, 2021, a provision reversal of $13,000 was required which includes a $2.0 million allocation for loans acquired in the Michigan branch acquisition and the nature of our loan portfolios and general characteristics of certain loan pools compared to a provision expense of $17.7 million for the same period of 2020. During the nine–month period ended September 30, 2021, commercial loan net charge–offs were $179,000, residential mortgage loan net recoveries were $117,000 and consumer net charge–offs were $173,000.

The ACL balance at September 30, 2021 was $56.8 million, or 1.55% of total loans compared to an ACL balance of $57.0 million at December 31, 2020 or 1.47% of total loans. The increase in the ACL to total loans ratio was primarily due to a decrease in loans from December 31, 2020, including a decrease in PPP loans of $116.6 million which do not require a related ACL balance.

As of September 30, 2021, non–performing loans totaled $29.4 million, including approximately $7.3 million acquired in the Michigan branch acquisition, which reflects a $2.6 million increase from $26.8 million in non–performing loans as of December 31, 2020. Non–performing commercial loans increased by $1.8 million, non–performing real estate loans increased by $647,000 and non–performing consumer loans increased by $147,000 at September 30, 2021 compared to December 31, 2020.
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At September 30, 2021, the Bank modified loans totaling $29.2 million which qualify for treatment under the CARES Act. The following is a summary of loan modifications related to the COVID–19 pandemic by type of loan.

Type of Loan	#	Net Balance	% of Total Modifications	% of Portfolio
Commercial	7	$28.3	96.9%	1.3%
Mortgage (Retained Only)	4	$0.8	2.8%	0.1%
Indirect Auto	2	$0.0	0.0%	0.0%
Consumer Direct	2	$0.1	0.3%	0.1%
Consumer Revolving	0	$0.0	0.0%	0.0%
Total	15	$29.2	100.0%	0.8%

Mortgage (Serviced Only)	14
Other Real Estate Owned (“OREO”) and repossessed assets totaled $3.0 million at September 30, 2021 compared to $1.9 million at December 31, 2020. The increase was primarily due to several former branch locations totaling $1.8 million being moved to OREO during the third quarter after being closed.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
Non–interest Income
The following is a summary of changes in non–interest income for the three months ending September 30, 2021 and 2020 (table dollar amounts in thousands):

	Three Months Ended
	September 30,		Amount	Percent
	2021	2020	Change	Change
Non–interest Income
Service charges on deposit accounts	$2,291	$2,154	$137	6.4%
Wire transfer fees	210	298	(88)	(29.5)%
Interchange fees	2,587	2,438	149	6.1%
Fiduciary activities	2,124	2,105	19	0.9%
Gain on sale of investment securities	—	1,088	(1,088)	(100.0)%
Gain on sale of mortgage loans	4,088	8,813	(4,725)	(53.6)%
Mortgage servicing net of impairment	336	(1,308)	1,644	(125.7)%
Increase in cash surrender value of bank owned life insurance	534	566	(32)	(5.7)%
Death benefit on bank owned life insurance	517	31	486	0.0%
Other income	3,357	515	2,842	551.8%
Total non–interest income	$16,044	$16,700	$(656)	(3.9)%
Total non–interest income was $656,000 lower during the third quarter of 2021 compared to the same period of 2020. Residential mortgage loan activity during the third quarter of 2021 generated $4.1 million of income from the gain on sale of mortgage loans, down from $8.8 million for the same period in 2020 due to a lower volume of loans sold and a decrease in the percentage gain on loans sold. Mortgage servicing income, net of impairment, increased $1.6 million during the third quarter of 2021 compared to the same period of 2020 due to an impairment charge of $1.5 million recorded during the third quarter of 2020 offset by a reversal of $299,000 in impairment charges during the third quarter of 2021. Other income increased $2.8 million during the third quarter of 2021 primarily due to the gain on sale of ESOP trustee accounts totaling $2.3 million and the recovery of $876,000 from an acquired charged–off loan. Interchange fees, service charges on deposit accounts and death benefit on bank owned life insurance increased $149,000, $137,000, $486,000, respectively, when comparing the third quarter of 2021 to the same period of 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
The following is a summary of changes in non–interest income for the nine months ending September 30, 2021 and 2020 (table dollar amounts in thousands):

	Nine Months Ended
	September 30,		Amount	Percent
	2021	2020	Change	Change
Non–interest Income
Service charges on deposit accounts	$6,682	$6,488	$194	3.0%
Wire transfer fees	687	699	(12)	(1.7)%
Interchange fees	7,819	6,661	1,158	17.4%
Fiduciary activities	5,828	6,398	(570)	(8.9)%
Gain on sale of investment securities	914	1,675	(761)	(45.4)%
Gain on sale of mortgage loans	14,996	18,906	(3,910)	(20.7)%
Mortgage servicing net of impairment	2,052	(4,043)	6,095	(150.8)%
Increase in cash surrender value of bank owned life insurance	1,547	1,677	(130)	(7.8)%
Death benefit on bank owned life insurance	783	264	519	196.6%
Other income	3,816	1,163	2,653	228.1%
Total non–interest income	$45,124	$39,888	$5,236	13.1%
Total non–interest income was $5.2 million higher for the nine–month period ended September 30, 2021 compared to the same period of 2020. Residential mortgage loan activity during the nine–month period ended September 30, 2021 generated $15.0 million of income from the gain on sale of mortgage loans, down from $18.9 million for the same period in 2020 due to a decrease in the volume of loans sold. Mortgage servicing income, net of impairment, increased $6.1 million during the nine–month period ended September 30, 2021 compared to the same period of 2020 due to the reversal of $2.1 million in impairment charges during the nine–month period ended September 30, 2021 compared to impairment charges of $4.7 million during the same period in 2020. Other income increased $2.7 million during the nine–month period ended September 30, 2021 compared to the same period in 2020 primarily due to the gain on sale of ESOP trustee accounts totaling $2.3 million. Interchange fees increased $1.2 million during the nine–month period ended September 30, 2021 compared to the same period of 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
Non–interest Expense
The following is a summary of changes in non–interest expense for the three months ending September 30, 2021 and 2020 (table dollar amounts in thousands):

	Three Months Ended
	September 30,			September 30,
	2021			2020			Adjusted
	Actual	Acquisition Expenses	Adjusted	Actual	Acquisition Expenses	Adjusted	Amount Change	Percent Change
Non–interest Expense
Salaries and employee benefits	$18,901	$(25)	$18,876	$18,832	$—	$18,832	$44	0.2%
Net occupancy expenses	2,935	(13)	2,922	3,107	—	3,107	(185)	(6.0)%
Data processing	2,526	(17)	2,509	2,237	—	2,237	272	12.2%
Professional fees	522	(53)	469	688	—	688	(219)	(31.8)%
Outside services and consultants	2,330	(401)	1,929	1,561	—	1,561	368	23.6%
Loan expense	2,645	—	2,645	2,876	—	2,876	(231)	(8.0)%
FDIC deposit insurance	279	—	279	570	—	570	(291)	(51.1)%
Other losses	69	(1)	68	114	—	114	(46)	(40.4)%
Other expenses	4,142	(289)	3,853	3,422	—	3,422	431	12.6%
Total non–interest expense	$34,349	$(799)	$33,550	$33,407	$—	$33,407	$143	0.4%
Annualized Non–interest Exp. to Avg. Assets	2.09%		2.05%	2.30%		2.30%
Total non–interest expense was $942,000 higher for the third quarter of 2021 when compared to the third quarter of 2020. Increases in outside services and consultants, other expense and data processing were offset in part by decreases in FDIC deposit insurance and loan expense. Excluding acquisition expenses, total non–interest expense increased by $143,000 in the third quarter of 2021 when compared to the same period in 2020.
Annualized non–interest expense as a percent of average assets was 2.09% and 2.30% for the three months ended September 30, 2021 and 2020, respectively. Annualized non–interest expense, excluding acquisition expenses, as a percent of average assets was 2.05% and 2.30% for the three months ended September 30, 2021 and 2020, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020
The following is a summary of changes in non–interest expense for the nine months ending September 30, 2021 and 2020 (table dollar amounts in thousands):

	Nine Months Ended
	September 30,			September 30,
	2021			2020			Adjusted
	Actual	Acquisition Expenses	Adjusted	Actual	Acquisition Expenses	Adjusted	Amount Change	Percent Change
Non–interest Expense
Salaries and employee benefits	$53,502	$(25)	$53,477	$51,052	$—	$51,052	$2,425	4.8%
Net occupancy expenses	9,337	(13)	9,324	9,549	—	9,549	(225)	(2.4)%
Data processing	7,290	(17)	7,273	7,074	—	7,074	199	2.8%
Professional fees	1,654	(104)	1,550	1,742	—	1,742	(192)	(11.0)%
Outside services and consultants	6,252	(588)	5,664	5,235	—	5,235	429	8.2%
Loan expense	8,574	—	8,574	7,667	—	7,667	907	11.8%
FDIC deposit insurance	1,579	—	1,579	955	—	955	624	65.3%
Other losses	358	(1)	357	427	—	427	(70)	(16.4)%
Other expenses	11,363	(293)	11,070	11,287	—	11,287	(217)	(1.9)%
Total non–interest expense	$99,909	$(1,041)	$98,868	$94,988	$—	$94,988	$3,880	4.1%
Annualized Non–interest Exp. to Avg. Assets	2.16%		2.13%	2.29%		2.29%

Total non–interest expense was $4.9 million higher for the nine–month period ended September 30, 2021 compared to the same period of 2020. Increases in salaries and employee benefits, outside services and consultants, loan expense, FDIC insurance expense and data processing were offset in part by a decrease in net occupancy expense. Excluding acquisition expenses, total non–interest expense increased $3.9 million for the nine–month period ended September 30, 2021 compared to the same period of 2020.
Annualized non–interest expense as a percent of average assets was 2.16% and 2.29% for the nine–month period ended September 30, 2021 and 2020, respectively. Annualized non–interest expense, excluding acquisition expenses, as a percent of average assets was 2.13% and 2.29% for the nine–month period ended September 30, 2021 and 2020, respectively.

Income Taxes
Income tax expense totaled $4.1 million for the third quarter of 2021, a decrease of $270,000 when compared to the third quarter of 2020.
Income tax expense totaled $11.3 million for the nine–month period ended September 30, 2021, an increase of $3.4 million when compared to the same period of 2020. The increase in income tax expense was primarily due to an increase in income before taxes of $22.4 million.

Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At September 30, 2021, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon,

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020 the Bank had approximately $651.7 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $1.04 billion at December 31, 2020. The Bank had approximately $1.7 billion of unpledged investment securities at September 30, 2021 compared to $632.4 million at December 31, 2020.

Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2021. Stockholders’ equity totaled $708.5 million as of September 30, 2021, compared to $692.2 million as of December 31, 2020. For the nine months ended September 30, 2021, the ratio of average stockholders’ equity to average assets was 11.45% compared to 11.82% for the twelve months ended December 31, 2020. The increase in stockholders’ equity during the period was the result of net income recorded during the period offset in part by a decrease in accumulated other comprehensive income, stock repurchases and dividends declared.
Horizon declared common stock dividends in the amount of $0.41 per share during the first nine months of 2021 and $0.36 per share for the same period of 2020. The dividend payout ratio (dividends as a percent of basic earnings per share) was 27.3% and 34.0% for the first nine months of 2021 and 2020, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2020.

Use of Non–GAAP Financial Measures
Certain information set forth in this quarterly report on Form 10–Q refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non–GAAP financial measures relating to net income, diluted earnings per share, net interest margin, the allowance for credit losses, tangible stockholders’ equity, tangible book value per share, the return on average assets, the return on average common equity, and pre–tax pre–provision net income. In each case, we have identified special circumstances that we consider to be adjustments and have excluded them, to show the impact of such events as acquisition–related purchase accounting adjustments, among others we have identified in our reconciliations. Horizon believes that these non–GAAP financial measures are helpful to investors and provide a greater understanding of our business and financial results without giving effect to the purchase accounting impacts and other adjustments. These measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure. See the tables and other information below and contained elsewhere in this Report on Form 10–Q for reconciliations of the non–GAAP figures identified herein and their most comparable GAAP measures.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
Net income as reported	$23,071	$22,173	$20,422	$21,893	$20,312	$65,666	$46,606
Acquisition expenses	799	242	—	—	—	1,041	—
Tax effect	(166)	(51)	—	—	—	(217)	—
Net income excluding acquisition expenses	23,704	22,364	20,422	21,893	20,312	66,490	46,606
Credit loss expense acquired loans	2,034	—	—	—	—	2,034	—
Tax effect	(427)	—	—	—	—	(427)	—
Net income excluding credit loss expense acquired loans	25,311	22,364	20,422	21,893	20,312	68,097	46,606
Gain on sale of ESOP trustee accounts	(2,329)	—	—	—	—	(2,329)	—
Tax effect	489	—	—	—	—	489	—
Net income excluding gain on sale of ESOP trustee accounts	23,471	22,364	20,422	21,893	20,312	66,257	46,606
(Gain)/loss on sale of investment securities	—	—	(914)	(2,622)	(1,088)	(914)	(1,675)
Tax effect	—	—	192	551	228	192	352
Net income excluding (gain)/loss on sale of investment securities	23,471	22,364	19,700	19,822	19,452	65,535	45,283
Death benefit on bank owned life insurance (“BOLI”)	(517)	(266)	—	—	(31)	(783)	(264)
Net income excluding death benefit on BOLI	22,954	22,098	19,700	19,822	19,421	64,752	45,019
Prepayment penalties on borrowings	—	125	—	3,804	—	125	—
Tax effect	—	(26)	—	(799)	—	(26)	—
Net income excluding prepayment penalties on borrowings	22,954	22,197	19,700	22,827	19,421	64,851	45,019
Adjusted net income	$22,954	$22,197	$19,700	$22,827	$19,421	$64,851	$45,019

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020

Non–GAAP Reconciliation of Diluted Earnings per Share
(Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
Diluted earnings per share (“EPS”) as reported	$0.52	$0.50	$0.46	$0.50	$0.46	$1.49	$1.06
Acquisition expenses	0.02	0.01	—	—	—	0.02	—
Tax effect	—	—	—	—	—	—	—
Diluted EPS excluding acquisition expenses	0.54	0.51	0.46	0.50	0.46	1.51	1.06
Credit loss expense acquired loans	0.05	—	—	—	—	0.05	—
Tax effect	(0.01)	—	—	—	—	(0.01)	—
Diluted EPS excluding credit loss expense acquired loans	0.58	0.51	0.46	0.50	0.46	1.55	1.06
Gain on sale of ESOP trustee accounts	(0.05)	—	—	—	—	(0.05)	—
Tax effect	0.01	—	—	—	—	0.01	—
Diluted EPS excluding gain on sale of ESOP trustee accounts	0.54	0.51	0.46	0.50	0.46	1.51	1.06
(Gain)/loss on sale of investment securities	—	—	(0.02)	(0.06)	(0.02)	(0.02)	(0.04)
Tax effect	—	—	—	0.01	0.01	—	0.01
Diluted EPS excluding (gain)/loss on investment securities	0.54	0.51	0.44	0.45	0.45	1.49	1.03
Death benefit on BOLI	(0.02)	(0.01)	—	—	—	(0.03)	(0.01)
Diluted EPS excluding death benefit on BOLI	0.52	0.50	0.44	0.45	0.45	1.46	1.02
Prepayment penalties on borrowings	—	—	—	0.09	—	—	—
Tax effect	—	—	—	(0.02)	—	—	—
Diluted EPS excluding prepayment penalties on borrowings	0.52	0.50	0.44	0.52	0.45	1.46	1.02
Adjusted Diluted EPS	$0.52	$0.50	$0.44	$0.52	$0.45	$1.46	$1.02

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
Pre–tax income	$27,127	$25,943	$23,872	$23,860	$24,638	$76,942	$54,509
Credit loss expense (reversal)	1,112	(1,492)	367	3,042	2,052	(13)	17,709
Pre–tax, pre–provision net income	$28,239	$24,451	$24,239	$26,902	$26,690	$76,929	$72,218
Pre–tax, pre–provision net income	$28,239	$24,451	$24,239	$26,902	$26,690	$76,929	$72,218
Acquisition expenses	799	242	—	—	—	1,041	—
Gain on sale of ESOP trustee accounts	(2,329)	—	—	—	—	(2,329)	—
(Gain)/loss on sale of investment securities	—	—	(914)	(2,622)	(1,088)	(914)	(1,675)
Death benefit on bank owned life insurance	(517)	(266)	—	—	(31)	(783)	(264)
Prepayment penalties on borrowings	—	125	—	3,804	—	125	—
Adjusted pre–tax, pre–provision net income	$26,192	$24,552	$23,325	$28,084	$25,571	$74,069	$70,279

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
Net interest income as reported	$46,544	$42,632	$42,538	$43,622	$43,397	$131,714	$127,318
Average interest earning assets	6,033,088	5,659,384	5,439,634	5,365,888	5,251,611	5,712,875	5,037,540
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	3.17%	3.14%	3.29%	3.34%	3.39%	3.20%	3.48%
Net interest income as reported	$46,544	$42,632	$42,538	$43,622	$43,397	$131,714	$127,318
Acquisition–related purchase accounting adjustments (“PAUs”)	(875)	(230)	(1,579)	(2,461)	(1,488)	(2,684)	(4,475)
Prepayment penalties on borrowings	—	125	—	3,804	—	125	—
Adjusted net interest income	$45,669	$42,527	$40,959	$44,965	$41,909	$129,155	$122,843
Adjusted net interest margin	3.12%	3.13%	3.17%	3.44%	3.27%	3.14%	3.36%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)
	September 30,	June 30,	March 31,	December 31,	September 30,
	2021	2021	2021	2020	2020
Total stockholders’ equity	$708,542	$710,374	$689,379	$692,216	$670,293
Less: Intangible assets	183,938	172,398	173,296	174,193	175,107
Total tangible stockholders’ equity	$524,604	$537,976	$516,083	$518,023	$495,186
Common shares outstanding	43,520,694	43,950,720	43,949,189	43,880,562	43,874,353
Book value per common share	$16.28	$16.16	$15.69	$15.78	$15.28
Tangible book value per common share	$12.05	$12.24	$11.74	$11.81	$11.29

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
Non–interest expense as reported	$34,349	$33,388	$32,172	$36,453	$33,407	$99,909	$94,988
Net interest income as reported	46,544	42,632	42,538	43,622	43,397	131,714	127,318
Non–interest income as reported	$16,044	$15,207	$13,873	$19,733	$16,700	$45,124	$39,888
Non–interest expense/(Net interest income + Non–interest income) ("Efficiency Ratio")	54.88%	57.73%	57.03%	57.54%	55.59%	56.50%	56.81%

Non–interest expense as reported	$34,349	$33,388	$32,172	$36,453	$33,407	$99,909	$94,988
Acquisition expenses	(799)	(242)	—	—	—	(1,041)	—
Non–interest expense excluding acquisition expenses	33,550	33,146	32,172	36,453	33,407	98,868	94,988
Net interest income as reported	46,544	42,632	42,538	43,622	43,397	131,714	127,318
Prepayment penalties on borrowings	—	125	—	3,804	—	125	—
Net interest income excluding prepayment penalties on borrowings	46,544	42,757	42,538	47,426	43,397	131,839	127,318
Non–interest income as reported	16,044	15,207	13,873	19,733	16,700	45,124	39,888
Gain on sale of ESOP trustee accounts	(2,329)	—	—	—	—	(2,329)	—
(Gain)/loss on sale of investment securities	—	—	(914)	(2,622)	(1,088)	(914)	(1,675)
Death benefit on bank owned life insurance ("BOLI")	(517)	(266)	—	—	(31)	(783)	(264)
Non–interest income excluding (gain)/loss on sale of investment securities and death benefit on BOLI	$13,198	$14,941	$12,959	$17,111	$15,581	$41,098	$37,949
Adjusted efficiency ratio	56.16%	57.45%	57.97%	56.48%	56.64%	57.17%	57.48%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
Average assets	$6,507,673	$6,142,507	$5,936,149	$5,864,086	$5,768,691	$6,197,026	$5,549,696
Return on average assets ("ROAA") as reported	1.41%	1.45%	1.40%	1.49%	1.40%	1.42%	1.12%
Acquisition expenses	0.05	0.02	—	—	—	0.02	—
Tax effect	(0.01)	—	—	—	—	—	—
ROAA excluding acquisition expenses	1.45	1.47	1.40	1.49	1.40	1.44	1.12
Credit loss expense acquired loans	0.12	—	—	—	—	0.04	—
Tax effect	(0.03)	—	—	—	—	(0.01)	—
ROAA excluding credit loss expense acquired loans	1.54	1.47	1.40	1.49	1.40	1.47	1.12
Gain on sale of ESOP trustee accounts	(0.14)	—	—	—	—	(0.05)	—
Tax effect	0.03	—	—	—	—	0.01	—
ROAA excluding gain on sale of ESOP trustee accounts	1.43	1.47	1.40	1.49	1.40	1.43	1.12
(Gain)/loss on sale of investment securities	—	—	(0.06)	(0.18)	(0.08)	(0.02)	(0.04)
Tax effect	—	—	0.01	0.04	0.02	—	0.01
ROAA excluding (gain)/loss on sale of investment securities	1.43	1.47	1.35	1.35	1.34	1.41	1.09
Death benefit on bank owned life insurance ("BOLI")	(0.03)	(0.02)	—	—	—	(0.02)	(0.01)
ROAA excluding death benefit on BOLI	1.40	1.45	1.35	1.35	1.34	1.39	1.08
Prepayment penalties on borrowings	—	0.01	—	0.26	—	—	—
Tax effect	—	—	—	(0.05)	—	—	—
ROAA excluding prepayment penalties on borrowings	1.40	1.46	1.35	1.56	1.34	1.39	1.08
Adjusted ROAA	1.40%	1.46%	1.35%	1.56%	1.34%	1.39%	1.08%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2021 and 2020

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2021	2021	2021	2020	2020	2021	2020
Average common equity	$724,412	$706,652	$697,401	$680,857	$668,797	$709,587	$660,278
Return on average common equity ("ROACE") as reported	12.64%	12.59%	11.88%	12.79%	12.08%	12.37%	9.43%
Acquisition expenses	0.44	0.14	—	—	—	0.20	—
Tax effect	(0.09)	(0.03)	—	—	—	(0.04)	—
ROACE excluding acquisition expenses	12.99	12.70	11.88	12.79	12.08	12.53	9.43
Credit loss expense acquired loans	1.11	—	—	—	—	0.38	—
Tax effect	(0.23)	—	—	—	—	(0.08)	—
ROACE excluding credit loss expense acquired loans	13.87	12.70	11.88	12.79	12.08	12.83	9.43
Gain on sale of ESOP trustee accounts	(1.28)	—	—	—	—	(0.44)	—
Tax effect	0.27	—	—	—	—	0.09	—
ROACE excluding gain on sale of ESOP trustee accounts	12.86	12.70	11.88	12.79	12.08	12.48	9.43
(Gain)/loss on sale of investment securities	—	—	(0.53)	(1.53)	(0.65)	(0.17)	(0.34)
Tax effect	—	—	0.11	0.32	0.14	0.04	0.07
ROACE excluding (gain)/loss on sale of investment securities	12.86	12.70	11.46	11.58	11.57	12.35	9.16
Death benefit on bank owned life insurance ("BOLI")	(0.29)	(0.15)	—	—	(0.02)	(0.15)	(0.05)
ROACE excluding death benefit on BOLI	12.57	12.55	11.46	11.58	11.55	12.20	9.11
Prepayment penalties on borrowings	—	0.07	—	2.22	—	0.02	—
Tax effect	—	(0.01)	—	(0.47)	—	—	—
ROACE excluding prepayment penalties on borrowings	12.57	12.61	11.46	13.33	11.55	12.22	9.11
Adjusted ROACE	12.57%	12.61%	11.46%	13.33%	11.55%	12.22%	9.11%

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon’s 2020 Annual Report on Form 10–K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2020 Annual Report on Form 10–K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2021, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2021, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities
The following table presents information relating to our purchases of equity securities during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly announced Plans or Programs (1)	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July 1–31, 2021	—	$—	373,323	1,876,677
August 1–31, 2021	275,894	17.71	649,217	1,600,783
September 1–30, 2021	154,132	17.65	803,349	1,446,651
Total	430,026	$17.69	803,349	1,446,651
(1) On July 16, 2019, the Board of Directors authorized a stock repurchase program for up to 2,250,000 shares of Horizon common stock, without par value. Horizon announced the program publicly on July 17, 2019. The program will continue until otherwise modified, suspended or terminated by the Board of Directors in its sole discretion and without notice.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
31.1	Certification of Craig M. Dwight	Attached
31.2	Certification of Mark E. Secor	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

November 8, 2021	/s/ Craig M. Dwight
Date	Craig M. Dwight
Chief Executive Officer

November 8, 2021	/s/ Mark E. Secor
Date	Mark E. Secor
Chief Financial Officer