Form 10-K
period 2021-12-31
HORIZON BANCORP INC /IN/
filed 2022-03-09
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes–Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non–affiliates of the registrant, based on the last sale price of such stock as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $684.2 million.
As of March 8, 2022, the registrant had 43,563,462 shares of common stock outstanding.
Documents Incorporated by Reference

Document	Part of Form 10–K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 5, 2022 annual meeting of shareholders	Part III

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
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
•the increasing use of Bitcoin and other crypto currencies and/or stable coin and the possible impact these alternative currencies may have on deposit disintermediation and income derived from payment systems;
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

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
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
•acts of terrorism, ware and global conflicts, such as the Russia and Ukraine conflict, and the potential impact they may have on supply chains, the availability of commodities, commodity prices, inflationary pressure and the overall U.S. and global financial markets.
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
2021 Annual Report on Form 10–K
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
On September 17, 2021, Horizon Bank completed the purchase and assumption of certain assets and liabilities of 14 former TCF National Bank (“TCF”) branches in 11 Michigan counties. Net cash of $618.2 million was received in the transaction, representing the deposit balances assumed at closing, net of amounts paid for loans of $212.0 million, fixed assets of $6.9 million, cash of $4.0 million and a 1.75% premium on deposits. Customer deposit balances were recorded at $846.4 million and a core deposit intangible of $1.6 million was recorded in the transaction, which will be amortized over 10 years on a straight line basis. Goodwill of $3.3 million was generated in the transaction.
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
The Bank maintains 78 full service offices. At December 31, 2021, the Bank had total assets of $7.4 billion and total deposits of $5.8 billion. The Bank has wholly–owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”), Horizon Grantor Trust and Wolverine Commercial Holdings, LLC. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain life insurance products through a third party. Horizon Grantor Trust holds title to certain company owned life insurance policies. Wolverine Commercial Holdings, LLC currently holds one piece of property but does not otherwise engage in significant business activities.

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
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
The business of Horizon is not seasonal to any material degree. No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2021, revenues from loans accounted for 62.7% of the total consolidated revenue, and revenues from investment securities accounted for 14.9% of total consolidated revenue.
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
Employees and Human Capital Resources
We believe that the foundation of our success in the banking business lies with the quality of our employees, the development of our employees' skills and career goals, and our ability to provide a comprehensive rewarding experience and work environment. We encourage and support the development of our employees and, wherever possible, strive to fill positions from within the organization. As of December 31, 2021, the Bank had 843 full–time and 69 part–time employees.
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

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
The following table estimates the number of financial institution competitors in Horizon’s primary market areas, along with Horizon’s competitive position in these areas, based on the June 30, 2021 Federal Deposit Insurance Corporation (“FDIC”) Deposit Market Share Report (available at www.fdic.gov ):

INDIANA			MICHIGAN
County	Number of Institutions	Horizon Market Share	County	Number of Institutions	Horizon Market Share
Allen	20	0.57%	Berrien	8	13.10%
Bartholomew	9	6.09%	Cass	5	6.17%
Carroll	6	25.56%	Ingham	19	2.11%
Cass	6	18.17%	Kalamazoo	14	2.14%
DeKalb	12	15.14%	Kent	24	0.48%
Elkhart	16	0.32%	Midland	7	11.68%
Fountain	4	8.58%	Oakland	29	0.21%
Grant	7	6.76%	Ottawa	14	0.42%
Hamilton	26	0.17%	Saginaw	12	0.81%
Howard	9	3.23%	St. Joseph	9	6.38%
Johnson	20	11.74%
Kosciusko	10	5.28%
LaPorte	8	59.96%
LaGrange	4	4.05%
Lake	16	1.62%
Marion	24	0.67%
Noble	6	5.67%
Porter	11	9.92%
St. Joseph	14	0.26%
Tippecanoe	15	6.33%
Whitley	7	6.90%
At the time of the FDIC report, Horizon was the largest of the eight bank and thrift institutions in La Porte County, the largest of the six institutions in Carroll County, the second largest of the 20 institutions in Johnson County, the third largest of the 12 institutions in DeKalb County, the third largest of the six institutions in Cass County, the fifth largest of the 15 institutions in Tippecanoe County, and the fifth largest of the 11 institutions in Porter County.
In Michigan, Horizon was the second largest of the seven bank and thrift institutions in Midland County and the fourth largest of the institutions in Berrien County.
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

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
The Bank, as an Indiana–state chartered bank, is subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions (“DFI”) as its primary state regulator. Also, as to certain matters, the Bank is under the supervision of, and subject to examination by, the Federal Deposit Insurance Corporation (“FDIC”) because the FDIC provides deposit insurance to the Bank and is the Bank’s primary federal regulator.
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
2021 Annual Report on Form 10–K
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in FDICIA), with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.
Bank holding companies, such as Horizon, and their insured depository institutions, such as the Bank, are subject to various regulatory capital requirements administered by the federal and state regulators. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk–based capital ratios are determined by allocating assets and specified off–balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Recently, the Federal bank regulatory agencies, working jointly, adopted a rule designed to simplify capital requirements for community banks, allowing qualifying community banks to adopt a simple community bank leverage ratio. For an additional discussion of the Company’s regulatory capital ratios and regulatory requirements as of December 31, 2021, please refer to the subsection titled “Capital Regulation” in this “Regulation and Supervision” section.
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
The Dodd–Frank Act resulted in significant changes to the FDIC’s deposit insurance system. Under the Dodd–Frank Act, the FDIC is authorized to set the reserve ratio for the DIF at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.50%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. The FDIC has set the long term goal for the designated reserve ratio of the deposit insurance fund at 2% of estimated insured deposits.
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
2021 Annual Report on Form 10–K
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
2021 Annual Report on Form 10–K
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
Horizon’s management believes that, as of December 31, 2021, Horizon and the Bank met all capital adequacy requirements under the Basel III capital rules currently in effect.

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2021.

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)(1)
Consolidated	$708,198	15.71%	$360,737	8.00%	$473,468	10.50%	N/A	N/A
Bank	664,061	14.72%	361,015	8.00%	473,832	10.50%	$451,269	10.00%
Tier 1 capital (to risk-weighted assets)(1)
Consolidated	661,729	14.68%	270,553	6.00%	383,284	8.50%	N/A	N/A
Bank	617,592	13.69%	270,761	6.00%	383,578	8.50%	361,015	8.00%
Common equity tier 1 capital (to risk-weighted assets)(1)
Consolidated	541,920	12.02%	202,915	4.50%	315,645	7.00%	N/A	N/A
Bank	617,592	13.69%	203,071	4.50%	315,888	7.00%	293,325	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	661,729	9.05%	292,335	4.00%	292,335	4.00%	N/A	N/A
Bank	617,592	8.50%	290,646	4.00%	290,646	4.00%	363,307	5.00%

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

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
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
New prompt corrective action requirements that became effective January 1, 2015, increased the capital level requirements necessary to qualify as “well capitalized.” At December 31, 2021, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk–based capital ratio exceeded 10%, the Bank’s Tier 1 risk–based capital ratio exceeded 8%, the Bank’s common equity Tier 1 risk–based capital ratio exceeded 6.5%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.
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
2021 Annual Report on Form 10–K
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
2021 Annual Report on Form 10–K
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
2021 Annual Report on Form 10–K
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
As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2021, the Bank’s investment in stock of the FHLB of Indianapolis was $24.4 million. For the year ended December 31, 2021, dividends paid by the FHLB of Indianapolis to the Bank on the FHLB stock totaled approximately $657,000, for an annualized rate paid in dividends of 2.8%.
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
2021 Annual Report on Form 10–K
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
2021 Annual Report on Form 10–K
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
ITEM 1A. RISK FACTORS
An investment in Horizon’s securities is subject to numerous risks and uncertainties related to our business. The material risks and uncertainties that management believes currently affect Horizon are described below, categorized as risks related to our business, risks related to the banking industry generally, and risks related to our common stock. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impair Horizon's business operations and its financial results. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment. As a result, before making an investment decision, you should carefully consider these risks as well as information we include or incorporate by reference in this report and other filings we make with the SEC.
Some statements in the following risk factors constitute forward–looking statements. Please refer to "Forward–Looking Statements" beginning on page 3 of this Annual Report on Form 10–K.
Risks Related to Our Business
The COVID–19 pandemic has and may continue to impact our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The COVID–19 pandemic has created and continues to create disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID–19 and to mitigate its effects, including quarantines, travel bans, shelter–in–place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID–19 are still rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in this Annual Report could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding operations, interest rate risk, human capital, self–insurance and financial results, as described in more detail below.
•Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers' businesses. Concern about the spread of COVID–19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, change in consumer and business spending and travel behaviors, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability, inability of property owners to make mortgage payments, and overall economic and financial market instability, all of which have already caused some of our customers to be unable to make scheduled loan payments. If the continuing effects of COVID–19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID–19 on economic activity could negatively affect the collateral values associated with our existing loans, our ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending services, and the financial condition and credit risk profiles of our customers.

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we participated in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses were made and those loans are subject to regulatory requirements that require forbearance of loan payments for a specified time and that limit our ability to pursue all available remedies in the event of a loan default. If a borrower under a PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to loans to customers that we would have otherwise extended credit to.
•Strategic Risk – Our success in effectively implementing our short–term and long–term strategic objectives and business plans may be negatively affected by the continuing impacts of the COVID–19 pandemic, including changes in the pricing marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to deteriorating economic conditions and the various responses of governmental and nongovernmental authorities. In many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses from time to time during the COVID–19 pandemic.
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
Moreover, we rely on many third parties in our business operations, including appraisers of real estate collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability of, and access to, their services and facilities. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, mortgage and UCC filings in those counties. If the third–party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations and financial results.
•Interest Rate Risk – Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID–19. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect our market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will also impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest earning assets and

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
interest bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or overall financial condition.
In addition, the United States Government and its related entities are incurring unprecedented debt levels in support of the United States economy. This level of debt may not be sustainable, may cause further inflationary pressures and poses increased risks to the United States economy if international investors elect to no longer purchase United States Treasuries.
Because there have been no recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID–19's effects on our business, operations, and customers, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers' ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
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
•an increase in loans charged off;
•an increase in expense to fund loan loss reserves;
•an increase in collection costs;
•a decline in the demand for our products and services; and
•an increase in non–accrual loans and other real estate owned.
We face intense competition in all phases of our business from other banks, financial institutions and non–banks.
The banking and financial services business in most of our markets is highly competitive. Our competitors include large banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions, neo–banks (a digital or mobile–only bank that exists without any physical bank branches), and other non–bank financial and digital service providers, many of which have greater financial, marketing and technological resources than we do. Many of these competitors are not subject to the same regulatory restrictions that we are and may be able to compete more effectively as a result.
Also, technology and other changes have lowered barriers to entry and made it possible for customers to complete financial transactions using neo–banks, non–banks and financial technology (“FinTech”) companies that historically have involved banks at one or both ends of the transaction. These entities now offer products and services traditionally provided by banks and often at lower costs. The wide acceptance of Internet–based commerce has resulted in a number of alternative payment processing systems, and deposit and lending platforms in which banks play only minor roles. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. Use of emerging alternative payment platforms, such as Apple Pay or Bitcoin or other cryptocurrencies, can alter consumer credit card behavior and consequently impact our interchange fee income.
The continuing process of eliminating banks as intermediaries, known as “disintermediation,” will likely result in the loss of additional fee income, as well as the loss of customer deposits and the related income generated from those deposits. The effects of disintermediation are also likely to continue to negatively impact the lending activities of traditional banks because of the fast growing number of FinTech companies that use software and technology to deliver mortgage lending and other financial services with fewer employees. A related risk is the migration of bank personnel away from the traditional bank environments into neo–banks, FinTech companies and other non–banks.

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
Increased competition in our markets may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our ability to maintain our earnings record, grow our loan portfolios and obtain low–cost funds. If increased competition causes us to significantly discount the interest rates we offer on loans or increase the amount we pay on deposits, our net interest income could be adversely impacted. If increased competition causes us to change our underwriting standards, we could be exposed to higher losses from lending activities. Additionally, many of our competitors are larger in total assets and capitalization and have greater access to capital markets.
Horizon is also experiencing an increase in competition to acquire other banks, due to the overall strength of financial institutions and their high capital levels. In addition, credit unions, private equity groups, and FinTech companies are now actively pursuing small bank acquisitions. Increased competition for bank acquisitions may slow Horizon’s ability to grow earning assets at comparable historical growth rates.
Changes in interest rates could adversely affect our financial condition and results of operations.
Our financial condition and results of operations are significantly affected by changes in interest rates. We can neither predict with certainty nor control changes in interest rates. These changes can occur at any time and are affected by many factors, including international, national, regional and local economic conditions, competitive pressures and monetary policies of the Federal Reserve.
Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest bearing liabilities. Our profitability depends on our ability to manage our assets and liabilities during periods of changing interest rates. If rates increase rapidly, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments re–price, resulting in a negative impact on interest spreads and net interest income. The impact of rising rates could be compounded if deposit customers funds away from us into direct investments, such as U.S. Government bonds, corporate securities and other investments, including mutual funds, which, because of the absence of federal deposit insurance premiums and reserve requirements, generally pay higher rates of return than those offered by financial institutions.
We also expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest bearing liabilities will be more sensitive to changes in market interest rates than our interest earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short–term interest rates increase more than long–term interest rates or when long–term interest rates decrease more than short–term interest rates.
Changes in interest rates also could affect loan volume. For instance, an increase in interest rates could cause a decrease in the demand for mortgage loans (and other loans), which could result in a significant decline in our revenues.
Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected, as competitive pressures could keep us from further reducing rates on our deposits, and prepayments on loans may continue. Such movements may cause a decrease in our interest rate spread and net interest margin, and therefore, decrease our profitability.
We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage–related securities. Increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans, which increases the potential for default. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on may also lead to an increase in non–performing assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on non–accrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense.

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
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
We have a large percentage of commercial, residential mortgage and consumer loans. Commercial loans generally have greater credit risk than residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. Commercial real estate loans generally have greater risk than residential mortgage loans because repayment of these loans is often dependent upon income being generated in amounts sufficient to cover operating costs and debt service. Both types of commercial loans also typically have much larger loan balances than residential mortgage loans. Consumer loans generally involve greater risk than residential mortgage loans because they are unsecured or secured by assets that depreciate in value. Although we undertake a variety of underwriting, monitoring and reserving protections with respect to these types of loans, there can be no guarantee that we will not suffer unexpected losses. Residential mortgage loans and consumer loans are at risk due to the continuing volatility of unemployment rates caused by COVID–19 and increasing interest rates, which may adversely affect the underlying real estate and other collateral values and the ability of our borrowers to repay their loans on scheduled terms.
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

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
and ultimately result in a material level of charge–offs, which would adversely impact our results of operations, liquidity and capital.
The allowance for credit losses on loans may prove inadequate or be negatively affected by credit risk exposures.
Our business depends on the creditworthiness of our customers. We periodically review the allowance for credit losses for adequacy considering economic conditions and trends, collateral values, and credit quality indicators, including past charge–off experience and levels of past due loans and non–performing assets. There is no certainty that the allowance for credit losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for credit losses is not adequate, our business, financial condition, liquidity, capital, and results of operations could be materially adversely affected.
Our mortgage warehouse and indirect lending operations are subject to a higher fraud risk than our other lending operations.
We buy loans originated by mortgage bankers and automobile dealers. Because we must rely on the mortgage bankers and automobile dealers in making and documenting these loans, there is an increased risk of fraud to us on the part of the third–party originators and the underlying borrowers. In order to guard against this increased risk, we perform investigations on the mortgage companies and other third parties who originate loans we purchase, and we review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance. However, there is no guarantee that our procedures will detect all cases of fraud or legal noncompliance.
Our mortgage lending profitability could be significantly reduced if we are not able to resell mortgages at a reasonable gain on sale or experience other problems with the secondary market process.
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
2021 Annual Report on Form 10–K
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
As of December 31, 2021, we had $175.5 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 9, “Nature of Operations and Summary of Significant Accounting Policies” and “Goodwill and Intangible Assets,” to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10–K for the year ended December 31, 2021.
Our prior role as a trustee for employee stock ownership plans (“ESOPs”) may expose us to increased risk of litigation due to heightened scrutiny of this role by the U.S. Department of Labor and the plaintiffs’ bar.
Prior to September 30, 2021, we acted as an independent trustee for corporate ESOP plans throughout the U.S. Over the last several years, the U.S. Department of Labor and the plaintiffs’ bar have been aggressively targeting ESOP trustees and transactions on a variety of fronts, including valuations and the amount that ESOP trustees pay to buy back stock from selling shareholders, as well as the indemnity agreements commonly used by ESOP companies to protect ESOP trustees from undue risk and liability exposure. In December 2021, Horizon reached a mediation settlement with the U.S. Department of Labor concerning ESOP valuations and sale transactions relating to ESOPs for which we acted as trustee. On September 30, 2021, we sold our ESOP trustee business to a third party. Despite exiting this line of business and our settlement with the U.S. Department of Labor with respect to many of our prior engagement, we may still be exposed to an increased risk of litigation from the U.S. Department of Labor and the plaintiffs’ bar for these historical activities.
We may be adversely impacted by the discontinuance of LIBOR as a short–term interest rate utilized for loans and other financing agreements.
In 2017, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) (the “FCA”) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). Subsequently in November 2020 the FCA proposed end dates immediately following the December 31, 2021 publication for the one week and two month LIBOR settings, and the June 30, 2023 publication for other LIBOR tenors.
These announcements indicate that the continuation of LIBOR on the current basis cannot and will not be guaranteed after December 31, 2021 or June 30, 2023, as applicable. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR–indexed financial instruments.
In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall–back language for LIBOR–linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating–rate financial instruments.
We have loans, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create additional costs and risks. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, and product design. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.
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
We rely heavily on internal and outsourced technologies, communications, and information systems to conduct our business. Additionally, in the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. As our reliance on technology has increased, so have the potential risks of a technology–related operational interruption (such as disruptions in our customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of cyber–attacks (such as unauthorized access to our systems, computer viruses, ransom ware, or other malicious code). These risks have increased for all financial institutions as new technologies, including the use of the Internet and telecommunications technologies (including mobile devices), have become commonly used to conduct financial and other business transactions, during a time of increased technological sophistication of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber–attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, which are designed to disrupt key business services, such as customer–facing web sites. Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of our systems, business applications and customer information, we are not able to anticipate or implement effective preventive measures against all cyber–security threats, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources, both domestic and foreign.
We also face risks related to cyber–attacks and other security breaches in connection with credit card and debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties, including merchant acquiring banks, payment processors, payment card networks and our processors. Some of these parties have in the past been the target of security breaches and cyber–attacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyber–attacks affecting any of these third parties could impact us through no fault of our own, and in some cases, we may have exposure and suffer losses for breaches or attacks relating to them. Further cyber–attacks or other breaches in the future, whether affecting us or others, could intensify consumer concern and regulatory focus and result in reduced use of payment cards and increased costs, all of which could have a material adverse effect on our business.
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

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
We continually encounter technological changes.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology–driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements, and we may not be able to effectively implement new technology–driven products and services at the same speed at which our competitors do (or not at all) or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
We rely on other companies to provide key components of our business infrastructure.
Third–party vendors provide key components of our business infrastructure, including Internet connections, mobile and internet banking, statement processing, loan document preparation, network access and transaction and other processing services. Although we have selected these third–party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of inadequate or interrupted service or breach of customer information, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. In addition, any breach in customer information could affect our reputation and cause legal liability and a loss of business. Replacing these third–party vendors also could result in significant delay and expense.
The loss of key members of our senior management team and our lending teams could affect our ability to operate effectively.
We depend heavily on the services of our existing senior management team to carry out our business and investment strategies. As we continue to grow and expand our business and our locations, products and services, we will increasingly need to rely on our senior management team's experience, judgment and expertise. We also depend heavily on our experienced and effective lending teams and their respective special market insights, including, for example, our agricultural lending specialists. In addition to the importance of retaining our lending team, we will also need to continue to attract and retain qualified banking personnel at all levels. Competition for such personnel is intense in our geographic market areas. If we are unable to attract and retain an effective lending team and other talented people, our business could suffer. The loss of the services of any senior management personnel or the inability to recruit and retain qualified lending and other personnel in the future, could have a material adverse effect on our consolidated results of operations, financial condition and prospects.
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

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
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
Our operations are subject to extensive regulation by federal and state agencies. See “Regulation and Supervision” in the description of our Business in Item 1 of Part I of this report for detailed information on the laws and regulations to which we are subject. Many of these regulations are intended to protect depositors, the public or the FDIC insurance funds, not shareholders. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. Changes in applicable laws, regulations or regulator policies can materially affect our business. The likelihood of any major changes in the future and their effects are impossible to predict. As an example, the Bank could experience higher credit losses because of federal or state legislation or by regulatory or bankruptcy court action that reduces the amount the Bank's borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.
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

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
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
We establish and maintain systems of internal operational controls that are designed to provide us with y and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost–effective levels. Procedures also exist that are designed to ensure that policies relating to conduct, ethics and business practices are followed. If these systems fail, significant losses could result.
While we continually monitor and improve the system of internal controls, data processing systems and corporate–wide processes and procedures, there can be no assurance that future losses will not occur.
Acts of terrorism or war, as well as the threat of terrorism or war, may adversely affect our results of operations, financial condition, and liquidity.
Any act of terror, sustained military campaign, or war (threat of any of the foregoing) may cause general economic decline and instability, volatility and/or weakness of U.S. and global financial markets. Historically, U.S. and global markets have been adversely impacted by political and civil unrest occurring in the Middle East, Eastern Europe, Russia, Venezuela and Asia. The current Russia and Ukraine conflict has raised similar economic and financial market concerns causing uncertainty and disruption in financial markets globally and further straining an already struggling global supply chain. Furthermore, such events have the potential to adversely impact the availability of commodities, commodity prices, and create global inflationary pressures.
As a result of any such events, the demand for our products and services may be significantly impacted and could influence the recognition of credit losses in our loan portfolio and increase our allowance for credit losses as both businesses and consumers are negatively impacted by such events and the economic uncertainty and volatility related thereto. They may also cause significant decreases in value in our investment portfolio, cause us to have to raise capital, or take other unforeseen actions to offset such effects.
The extent to which such actions may impact our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of such conflicts and actions taken by governmental authorities and other third parties in response thereto. Even after such conflicts subside, the U.S. and global economies often require some time to recover, the length of which is unknown.
Any continued or further negative impact on economic conditions and global markets from these developments could adversely affect our business, financial condition and liquidity.
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

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
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
Our articles of incorporation and by–laws and Indiana law contain provisions that have certain anti–takeover effects. While the purpose of these provisions is to strengthen the negotiating position of the board of directors in the event of a hostile takeover attempt, the overall effects of these provisions may be to render more difficult or discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of our shares, and the removal of incumbent directors and key management.
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
These and other provisions of our governing documents and Indiana law are intended to provide the board of directors with the negotiating leverage to achieve a more favorable outcome for our shareholders in the event of an offer for the Company. However, there is no assurance that these same anti–takeover provisions could not have the effect of delaying, deferring or preventing a transaction or a change in control that shareholders might believe to be in their best interests.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

HORIZON BANCORP, INC.
2021 Annual Report on Form 10–K
ITEM 2. PROPERTIES
The main office and full service branch of Horizon and the Bank is located at 515 Franklin Street, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Street, houses the credit administration, operations, facilities and purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 77 sales offices located in various cities and towns in northern and central Indiana and southern and central Michigan. Horizon maintains such branches and offices as it believes are necessary for the convenience of its customers and the community, and Horizon frequently assesses the suitability of all its business locations.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SPECIAL ITEM: INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Craig M. Dwight	65	Chairman of Horizon since July 2014; Chairman and Chief Executive Officer of the Bank since January 2003; Chief Executive Officer of Horizon and the Bank since July 2001; President of the Bank from 1998 to January 2003.

James D. Neff	62	President of Horizon and the Bank since January 2018; Executive Vice President – Consumer and Mortgage Banking of the Bank from 2016 to January 2018; Executive Vice President – Mortgage Banking of the Bank from January 2004 to 2016; Senior Vice President of the Bank from October 1999 to January 2004; Corporate Secretary of Horizon from 2007 to 2017.

Mark E. Secor	55	Executive Vice President of Horizon since January 2014; Chief Financial Officer and Executive Vice President of Horizon and the Bank since January 2009; Vice President, Chief Investment and Asset Liability Manager from June 2007 to January 2009; Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana from 2004 to 2007.

Kathie A. DeRuiter	60	Executive Vice President of Horizon and Senior Bank Operations Officer since January 2014; Senior Vice President, Senior Bank Operations Officer from January 2003 to January 2014; Vice President, Senior Bank Operations Officer from January 2000 to January 2003.

Dennis J. Kuhn	62	Executive Vice President and Chief Commercial Banking Officer since October 2017; Regional Market President for Michigan and Northeast Indiana from February 2014 to October 2017; Chair of the Regional Loan Committee; Market President for Kalamazoo, Michigan from May 2010 to October 2017.

Todd A. Etzler	55	Executive Vice President and General Counsel since January 2021; Senior Vice President and General Counsel from July 2018 to December 2020; Vice President and General Counsel from March 2017 to July 2018; Corporate Secretary since January 2018. General Counsel of Family Express Corporation from July 2011 to March 2017.

Lynn M. Kerber	53	Executive Vice President and Senior Commercial Credit Officer since January 2021; Senior Vice President and Senior Commercial Credit Officer from May 2018 to December 2020; Executive Vice President and Chief Risk Officer, Chemical Financial Corporation June 2015 to August 2017; President of the Chemical Bank Foundation 2013 to 2017.
All officers are appointed annually by the Board of Directors of Horizon and the Bank, as applicable.

HORIZON BANCORP, INC.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Related Stockholder Matters
Horizon common stock is traded on the NASDAQ Global Select Market under the symbol “HBNC.”
The approximate number of holders of record of Horizon’s outstanding common stock as of March 8, 2022 was 1,489.
The Equity Compensation Plan Information table appears under the caption “Equity Compensation Plan Information” in Item 12 below and is incorporated herein by reference.
Repurchases of Securities
There were no purchases by the Company of its common stock during the fourth quarter of 2021.
Performance Graph
The SEC requires Horizon to include a line graph comparing Horizon’s cumulative five–year total shareholder returns on the common shares with market and industry returns over the past five years. S&P Global Market Intelligence prepared the following graph. The return represented in the graph assumes the investment of $100 on December 31, 2016, and further assumes reinvestment of all dividends. The Company’s common stock began trading on the NASDAQ Global Market on February 1, 2007, and on the NASDAQ Global Select Market on January 2, 2014. Prior to that date, the common stock was traded on the NASDAQ Capital Market.

Total Return Performance
Horizon Bancorp, Inc.
Russell 2000 Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	December 31	December 31	December 31	December 31	December 31	December 31
Index	2016	2017	2018	2019	2020	2021
Horizon Bancorp, Inc.	100.00	101.06	87.78	108.57	94.61	128.13
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
S&P U.S. SmallCap Banks Index	100.00	104.33	87.06	109.22	99.19	138.09
Source: S&P Global Market Intelligence
© 2022

HORIZON BANCORP, INC.
The following chart compares the change in market price of Horizon’s common stock since December 31, 2016 to that of publicly traded banks in Indiana and Michigan with assets greater than $500 million, excluding the reinvestment of dividends.

Relative Price Performance
Horizon Bancorp, Inc.
Indiana Banks
Michigan Banks
Index Value
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	December 31	December 31	December 31	December 31	December 31	December 31
Index	2016	2017	2018	2019	2020	2021
Horizon Bancorp, Inc.	100.00	101.06	87.78	108.57	94.61	128.13
Indiana Banks (1)	100.00	116.30	117.14	126.30	138.08	158.64
Michigan Banks (1)	100.00	114.04	111.61	127.47	122.66	164.14

(1) Excludes merger targets
Source: S&P Global Market Intelligence
© 2022

ITEM 6.  RESERVED

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
Fourth Quarter and Fully Year 2021 Highlights
•Net income totaled a record $87.1 million, or $1.98 diluted earnings per share for the year ended December 31, 2021 compared to $68.5 million, or $1.55 diluted earnings per share for the year ended December 31, 2020.
•Net interest income grew to a record $181.7 million for the year ended December 31, 2021, up 6.3% from the year ended December 31, 2020. Reported net interest margin (“NIM”) was 3.13% and adjusted NIM was 3.06%, with reported NIM decreasing by 31 basis points and adjusted NIM decreasing by 32 basis points from the year ended December 31, 2020. (See the “Non–GAAP Reconciliation of Net Interest Margin” table for the definition of this non–GAAP calculation of adjusted NIM.) Approximately 10 basis points of the NIM and adjusted NIM is attributed to Federal Paycheck Protection Program (“PPP”) lending, offset by an estimated 23 basis point compression attributed to excess liquidity during 2021. During 2021, Horizon increased the average balance of its investment portfolio by $805.5 million to leverage capital and focus on increasing net interest income.
•The Company was asset sensitive as of December 31, 2021, resulting from the liquidity on the balance sheet, adjustable rate assets and the low betas on deposit pricing based on expected deposit rates. Based on parallel rate shocks to the balance sheet, at a 100 basis point shock and 200 basis point shock, net interest income would increase approximately $10.0 million and $20.0 million, respectively.
•Commercial loans, excluding PPP and acquired loans, grew by 3.3% during 2021 to a record $2.15 billion, net of PPP and acquired loans, at period end.
•Consumer loans, excluding acquired loans, grew by 2.7% during 2021 to a record $727.3 million at period end, with record production of $397.1 million.
•Residential mortgage loans, excluding acquired loans, declined in–line with expectations by 13.8% during 2021 to $594.4 million at period end, as the addition of new producers and the launch of a new jumbo mortgage product aimed at second home buyers in Horizon's attractive second–home markets began to mitigate the impact of the industry–wide slowdown in mortgage lending from recent historic levels. Mortgage loan revenues only constituted 10.8% of total revenue in 2021.
•Non–interest expense was $139.3 million in 2021, including ongoing operating expenses associated with the Michigan branch acquisition that closed on September 17, 2021. Excluding acquisition–related expenses and non–recurring Employee Stock Ownership Plan (“ESOP”) settlement expense accrual, non–interest expense was $135.5 million, representing 2.08% of average assets for 2021, compared to $131.4 million, or 2.34%, for 2020. Acquisition–related expenses totaled approximately $1.9 million in 2021. (See the “Non–GAAP Reconciliation of Non–Interest Expense” table for the definition of this non–GAAP calculation of adjusted non–interest expense.)
•Horizon accrued $1.9 million of expense in December for a mediation settlement related to a dispute with the U.S. Department of Labor (“DOL”) concerning valuations and sale transactions related to Horizon's ESOP trustee business. Horizon is no longer in the ESOP trustee business and sold all accounts to a third party on September 30, 2021 and recorded a $2.3 million gain on the sale in the third quarter.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
•The efficiency ratio for 2021 was 58.12% compared to 57.01% for 2020. The adjusted efficiency ratio, excluding acquisition–related expense and non–recurring ESOP settlement expense, was 57.46% for 2021 compared to 57.20% for 2020. (See the “Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio” table below.)
•Horizon's in–market consumer and commercial deposit relationships, including those on–boarded as part of its branch acquisition near the end of the third quarter, combined with strategic pricing moves to manage deposit growth and runoff of higher–priced time deposits, contributed to continued improvement in the cost of interest bearing liabilities, which declined to 0.40% in 2021, compared to 0.87% in 2020.
•Horizon recorded a provision release of $2.1 million in 2021, compared to a provision expense of $20.8 million in 2020, as non–performing loans declined to $19.0 million, or 0.53% of total loans, on December 31, 2021.
•Horizon's book value and tangible book value per share increased to $16.61 and $12.58. (See the “Non–GAAP Reconciliation of Tangible Stockholders' Equity and Tangible Book Value per Share” table below.) Held to Maturity (“HTM”) securities were increased in the fourth quarter through a transfer from Available for Sale (“AFS”) securities and purchases to 57.2% of the investment portfolio. This increase in HTM securities will help manage the impact of unrealized losses to tangible capital in a rising rate environment.
•The integration of 14 branches purchase from TCF National Bank that closed on September 17, 2021 is complete and was very successful. The deposit runoff has stabilized at approximately 8% with the plan to begin to rebuild this runoff as we enter into 2022. The financial impact of this transaction to date is in line with management's projections.
Critical Accounting Policies
The Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10–K for 2021 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, goodwill and intangible assets, mortgage servicing rights, derivative instruments and valuation measurements as critical accounting policies.
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2021, Horizon had core deposit intangibles of $20.9 million subject to amortization and $154.6 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.

At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID–19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the assessment, the Company determined that as of December 31, 2021, it was more likely than not that the fair value exceeded its carrying value. Horizon will continue to monitor developments regarding the COVID–19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
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

Analysis of Financial Condition
Horizon’s total assets were $7.4 billion as of December 31, 2021, an increase of $1.5 billion from December 31, 2020. The increase was primarily in investment securities of $1.4 billion, and cash and due from banks of $343.8 million, offset by decreases in net loans of $257.0 million, and other assets of $12.8 million.
Investment Securities
Investment securities carrying values totaled $2.7 billion at December 31, 2021, and consisted of Treasury and federal agency securities of $311.2 million (11.5%); state and municipal securities of $1.5 billion (55.4%); federal agency mortgage–backed pools of $414.5 million and federal agency collateralized mortgage obligations of $110.1 million (24.2%); private labeled mortgage–backed pools of $131.6 million (4.9%); and corporate securities of $242.5 million (8.9%).
As indicated above, 24.2% of the investment portfolio consists of mortgage–backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage–backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2021, the mortgage–backed securities and collateralized mortgage obligations in

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
the investment portfolio had an average duration of 5.8 years. Securities that have interest rates above current market rates are purchased at a premium.
Available for sale municipal securities are priced by a third party using a pricing grid which estimates prices based on recent sales of similar securities. All municipal securities are investment grade or local non–rated issues. A credit review is performed annually on the municipal securities portfolio.
At December 31, 2021 and 2020, 42.8% and 87.1%, respectively, of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net appreciation on these securities totaled $7.2 million, which resulted in a balance of $5.7 million, net of tax, included in stockholders’ equity at December 31, 2021. This compared to net appreciation on securities which totaled $34.4 million, net of tax, included in stockholders’ equity at December 31, 2020.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
The following is a schedule of maturities of each categories of available for sale and held to maturity debt securities and the related weighted–average yield of such securities as of December 31, 2021:

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury and federal agencies(1)	$501	0.13%	$45,754	0.80%	$67,723	1.54%	$3,001	1.67%
State and municipal	22,482	1.43%	64,974	1.97%	209,906	2.53%	342,384	2.74%
Federal agency collateralized mortgage obligations(2)	—	—%	5,556	2.77%	13,701	2.86%	42,320	3.23%
Federal agency mortgage-backed pools(2)	—	—%	833	2.72%	43,387	2.67%	181,854	1.84%
Private labeled mortgage-backed pools(2)	—	—%	2,932	2.80%	18,541	3.18%	10,144	2.08%
Corporate notes	—	—%	45,670	2.73%	38,496	3.01%	653	—%
Total available for sale	22,983	1.40%	165,719	1.90%	391,754	2.47%	580,356	2.47%
Held to maturity
U.S. Treasury and federal agencies(1)	—	—%	20,993	1.40%	43,305	1.85%	129,928	2.18%
State and municipal	5,265	3.36%	45,989	3.62%	76,761	3.77%	750,902	2.44%
Federal agency collateralized mortgage obligations(2)	—	—%	—	—%	—	—%	47,465	1.85%
Federal agency mortgage-backed pools(2)	—	—%	—	—%	98,116	1.75%	87,849	1.77%
Private labeled mortgage-backed pools(2)	596	2.72%	—	—%	56,500	2.46%	41,080	2.53%
Corporate notes	—	—%	—	—%	155,242	3.77%	—	—%
Total held to maturity	5,861	3.30%	66,982	2.92%	429,924	2.94%	1,057,224	2.33%
Total investment securities	$28,844	1.78%	$232,701	2.19%	$821,678	2.72%	$1,637,580	2.38%

(1) Fair value is based on contractual maturity or call date where a call option exists
(2) Maturity based upon final maturity date
The weighted–average interest rates are based on coupon rates for securities purchased at par value an on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields are not presented on a tax–equivalent basis.
As a member of the Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of the Federal Home Loan Bank. The investment in common stock is based on a predetermined formula. At December 31, 2021 and 2020, Horizon had investments in the common stock of the Federal Home Loan Bank totaling $24.4 million and $23.0 million, respectively.
At December 31, 2021, Horizon did not maintain a trading account.
For more information about securities, see Note 4 – Securities to the Consolidated Financial Statements at Item 8.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Total Loans
Total loans, net of deferred fees/costs, the principal earning asset of the Bank, were $3.6 billion at December 31, 2021. The current level of total loans decreased 6.7% from the December 31, 2020, level of $3.8 billion primarily due to a decrease in mortgage warehouse loans and PPP loans originated during the year. The table below provides comparative detail on the loan categories.

	December 31,	December 31,	Dollar	Percent
	2021	2020	Change	Change
Commercial
Owner occupied real estate	$549,014	$496,306	$52,708	10.6%
Non–owner occupied real estate	1,066,131	999,636	66,495	6.7%
Residential spec homes	9,907	10,070	(163)	(1.6)%
Development & spec land	22,712	26,372	(3,660)	(13.9)%
Commercial and industrial	529,195	659,887	(130,692)	(19.8)%
Total commercial	2,176,959	2,192,271	(15,312)	(0.7)%
Real estate
Residential mortgage	563,811	598,700	(34,889)	(5.8)%
Residential construction	30,571	25,586	4,985	19.5%
Mortgage warehouse	109,031	395,626	(286,595)	(72.4)%
Total real estate	703,413	1,019,912	(316,499)	(31.0)%
Consumer
Direct installment	63,714	38,046	25,668	67.5%
Indirect installment	372,575	357,511	15,064	4.2%
Home equity	290,970	259,643	31,327	12.1%
Total consumer	727,259	655,200	72,059	11.0%
Total loans	3,607,631	3,867,383	(259,752)	(6.7)%
Allowance for loan losses	(54,286)	(57,027)	2,741	(4.8)%
Loans, net	$3,553,345	$3,810,356	$(257,011)	(6.7)%
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
Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31,	December 31,	December 31,
	2021	2020	2019
Commercial	$2,155,018	$2,218,812	$1,980,948
Real estate	591,395	725,168	778,844
Mortgage warehouse	206,932	259,727	107,259
Consumer	666,291	663,405	633,598
Total average loans	$3,619,636	$3,867,112	$3,500,649

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our loan portfolio as December 31, 2021. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One, but Within Five Years	After Five, but Within Fifteen Years	After Fifteen Years	Total
Commercial	$270,815	$942,259	$880,945	$82,940	$2,176,959
Real estate	2,452	7,193	71,218	513,519	594,382
Mortgage warehouse	109,031	—	—	—	109,031
Consumer	13,882	265,700	251,616	196,061	727,259
Total	$396,180	$1,215,152	$1,203,779	$792,520	$3,607,631
Loans with fixed interest rates:
Commercial	$111,051	$567,554	$240,027	$28,345	$946,977
Real estate	2,406	6,126	46,473	226,097	281,102
Mortgage warehouse	—	—	—	—	—
Consumer	7,212	243,534	218,036	7,140	475,922
Total	$120,669	$817,214	$504,536	$261,582	$1,704,001
Loans with variable interest rates:
Commercial	$159,764	$374,705	$640,918	$54,595	$1,229,982
Real estate	46	1,067	24,745	287,422	313,280
Mortgage warehouse	109,031	—	—	—	109,031
Consumer	6,670	22,166	33,580	188,921	251,337
Total	$275,511	$397,938	$699,243	$530,938	$1,903,630
Commercial Loans
Commercial loans totaled $2.18 billion, or 60.3% of total loans as of December 31, 2021, compared to $2.19 billion, or 56.7% as of December 31, 2020. The decrease during 2021 was primarily due to a decrease in PPP loans of $183.0 million to $25.8 million at December 31, 2021 compared to $208.9 million at December 31, 2020.
Commercial loans consisted of the following types of loans at December 31:

	December 31, 2021			December 31, 2020
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed	491	$79,458	3.6%	1,985	$264,727	12.1%
Municipal government	75	67,029	3.1%	66	59,932	2.7%
Lines of credit	1,494	418,632	19.2%	1,334	437,487	20.0%
Real estate and equipment	4,896	1,611,840	74.1%	4,121	1,430,124	65.2%
Total	6,956	$2,176,959	100.0%	7,506	$2,192,270	100.0%
Fixed rate term loans with a book value of $478.8 million and a fair value of $492.4 million have been swapped to a variable rate using derivative instruments. The loans are carried at fair value in the financial statements and the related swap is carried at fair value and is included with other liabilities in the balance sheet. The recognition of the loan and swap fair values are recorded in the income statement and for 2021 equally offset each other. Fair values

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
are determined by the counterparty using a proprietary model that uses live market inputs to value interest rate swaps. The model is subject to daily market tests as current and future positions are priced and valued. These are Level 3 inputs under the fair value hierarchy as described above.
At December 31, 2021, the commercial loan portfolio held $321.5 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $250.6 million were at their floor at December 31, 2021.
Residential Real Estate Loans
Residential real estate loans totaled $594.4 million, or 16.5% of total loans as of December 31, 2021, compared to $624.3 million, or 16.1% of total loans as of December 31, 2020. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The decrease during 2021 was primarily due to continued refinance activity during the year as a result of historically low interest rates.
In addition to the customary real estate loans described above, the Bank also had outstanding on December 31, 2021, $248.7 million in home equity lines of credit compared to $226.6 million at December 31, 2020. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credit lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the Loans table above and in Note 5 of the Consolidated Financial Statements at Item 8.
Residential real estate lending is a highly competitive business. As of December 31, 2021, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2021			December 31, 2020
	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$283,145	47.6%	3.63%	$189,197	30.3%	4.03%
Biweekly payment	—	—%	—%	—	—%	—%
Adjustable rate
Monthly payment	311,237	52.4%	3.73%	435,089	69.7%	3.83%
Biweekly payment	—	—%	—%	—	—%	—%
Subtotal	594,382	100.0%	3.67%	624,286	100.0%	3.92%
Loans held for sale	12,579			13,538
Total real estate loans	$606,961			$637,824
The decrease in adjustable rate residential mortgage loans and increase in fixed rate residential mortgage loans during 2021 was primarily due customers moved to fixed rate products during the low interest rate environment. In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2021 and 2020, approximately $438.1 million and $584.1 million, respectively, of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.5 billion and $1.5 billion at December 31, 2021 and 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
The aggregate fair value of capitalized mortgage servicing rights at December 31, 2021, totaled approximately $15.2 million compared to the carrying value of $15.2 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31,	December 31,	December 31,
	2021	2020	2019
Mortgage servicing rights
Balances, January 1	$17,644	$15,046	$12,876
Servicing rights capitalized	4,209	5,530	3,547
Amortization of servicing rights	(4,073)	(2,932)	(1,377)
Balances, December 31	17,780	17,644	15,046
Impairment allowance
Balances, January 1	(5,172)	(719)	(527)
Additions	—	(5,106)	(234)
Reductions	2,578	653	42
Balances, December 31	(2,594)	(5,172)	(719)
Mortgage servicing rights, net	$15,186	$12,472	$14,327
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
Based on the agreements with each mortgage company, at any time a mortgage company can reacquire from Horizon its outstanding loan balance on an individual mortgage and regain possession of the original note. Horizon also has the option to request that the mortgage company reacquire an individual mortgage. Should this occur, Horizon would return the original note and reassign the assignment of the mortgage to the mortgage company. Also, in the event that the end investor would not be able to honor the purchase commitment and the mortgage company would not be able to reacquire its loan on an individual mortgage, Horizon would be able to exercise its rights under the agreement. The greatest risk related to these loans is transaction and fraud risk. During 2021, Horizon processed approximately $4.9 billion in mortgage warehouse loans.
At December 31, 2021, the mortgage warehouse loan balance was $109.0 million compared to $395.6 million as of December 31, 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Consumer Loans
Consumer loans totaled $727.3 million, or 20.2% of total loans as of December 31, 2021, compared to $655.2 million, or 16.9% as of December 31, 2020. The increase during 2021 was due to record production during the year of approximately $397.1 million and the loans purchased through the branch acquisition completed during the third quarter of 2021.
Allowance and Provision for Credit Losses
The table below provides an allocation of the year–end allowance for credit losses on loans by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2021
Commercial	$40,775	60.3%	$2,176,959	1.87%
Real estate	3,856	16.5%	594,382	0.65%
Mortgage warehouse	1,059	3.0%	109,031	0.97%
Consumer	8,596	20.2%	727,259	1.18%
Total	$54,286	100.0%	$3,607,631	1.50%
Excluding PPP loans	$54,286		$3,581,787	1.52%
December 31, 2020
Commercial	$42,210	56.8%	$2,192,271	1.93%
Real estate	4,620	16.1%	624,286	0.74%
Mortgage warehouse	1,267	10.2%	395,626	0.32%
Consumer	8,930	16.9%	655,200	1.36%
Total	$57,027	100.0%	$3,867,383	1.47%
Excluding PPP loans	$57,027		$3,658,501	1.56%
At December 31, 2021, the allowance for credit losses was $54.3 million, or 1.50% of total loans outstanding, compared to $57.0 million, or 1.47%, at December 31, 2020. During 2021, a release of provision for credit losses was recorded totaling $2.1 million compared to a provision expense of $20.8 million in 2020. The credit loss expense recorded during 2020 reflects our January 2020 implementation of the CECL accounting method and prudent increases in the allocation for the Company's identified stressed portfolios.
Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for credit losses is determined to bring the total ACL to a level called for by the analysis. In addition to the adoption of the CECL accounting method, Horizon's reserve build during 2020 includes allocations for potential future loan losses related to economic factors and the nature and characteristics of its loan portfolios, primarily related to the impact on non–essential businesses caused by COVID–19 closures and the slow pace of reopening and economic recovery. Through December 31, 2021, Horizon has not recorded any material specific loan losses attributed to COVID–19 closures.
No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for credit losses. Horizon considers the allowance for credit losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–performing Loans
Non–performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. From time to time, the Bank obtains information which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management's policy to convert the loan from an “earning asset” to a non–accruing loan. Further, it is management's policy to place a commercial loan on non–accrual status when delinquent in excess of 90 days or management has determined that the borrower's ability to continue to make payments is in doubt. The officer responsible for the loan, Executive Vice President and Chief Commercial Banking Officer and the senior commercial loan workout officer must review all loans placed on non–accrual status. Management continues to work diligently toward returning non–performing loans to an earning asset basis.
Non–performing loans for the previous three years ending December 31 are as follows:

	December 31,	December 31,	December 31,
(dollars in thousands)	2021	2020	2019
Non–performing loans
Commercial
More than 90 days past due	$—	$—	$—
Non–accrual	6,621	12,714	4,782
Trouble debt restructuring – accruing	603	168	1,484
Trouble debt restructuring – non–accrual	285	1,466	1,081
Real estate
More than 90 days past due	66	17	1
Non–accrual	5,626	5,674	7,614
Trouble debt restructuring – accruing	1,421	1,381	1,561
Trouble debt restructuring – non–accrual	892	922	708
Mortgage warehouse
More than 90 days past due	—	—	—
Non–accrual	—	—	—
Trouble debt restructuring – accruing	—	—	—
Trouble debt restructuring – non–accrual	—	—	—
Consumer
More than 90 days past due	79	245	145
Non–accrual	2,715	3,754	3,283
Trouble debt restructuring – accruing	367	244	309
Trouble debt restructuring – non–accrual	344	222	217
Total non–performing loans	19,019	26,807	21,185
Other real estate owned and repossessed collateral
Commercial	2,861	1,908	3,698
Real estate	695	—	28
Mortgage warehouse	—	—	—
Consumer	5	—	—
Total other real estate owned and repossessed collateral	3,561	1,908	3,726
Total non–performing assets	$22,580	$28,715	$24,911
Non–performing loans total 35.0%, 47.0% and 119.9% of the allowance for credit losses at December 31, 2021, 2020 and 2019, respectively. Non–performing loans at December 31, 2021 totaled $19.0 million, a decrease from a balance of $26.8 million as of December 31, 2020 and from a balance of $21.2 million as of December 31, 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
The decrease in non–performing loans in 2021 was primarily due to the upgrade of a two previously non–performing commercial relationships to performing status during the year. Non–performing loans as a percentage of total loans was 0.53% as of December 31, 2021, a decrease from 0.69% as of December 31, 2020 and 0.58% from December 31, 2019.

	Non–Performing Loans	Percent of Non–Performing Loans in Each Category to Total Loans	Total Loans
December 31, 2021
Commercial	$7,509	0.34%	$2,176,959
Real estate	8,005	1.35%	594,382
Mortgage warehouse	—	0.00%	109,031
Consumer	3,505	0.48%	727,259
Total	$19,019	0.53%	$3,607,631
Excluding PPP loans	$19,019	0.53%	$3,581,787
Allowance for credit losses on loans	$54,286
Ratio of allowance for credit losses on loans to non–performing loans	285.43%
December 31, 2020
Commercial	$14,348	0.65%	$2,192,271
Real estate	7,994	1.28%	624,286
Mortgage warehouse	—	0.00%	395,626
Consumer	4,465	0.68%	655,200
Total	$26,807	0.69%	$3,867,383
Excluding PPP loans	$26,807	0.73%	$3,658,501
Allowance for credit losses on loans	$57,027
Ratio of allowance for credit losses on loans to non–performing loans	212.73%
COVID–19 related loan deferrals decreased to $10.8 million, or 0.3% of total loans at December 31, 2021, compared to $126.7 million, or 3.3% of total loans at December 31, 2020.
Other Real Estate Owned (“OREO”) totaled $3.6 million on December 31, 2021, an increase of $1.7 million from December 31, 2020 and a decrease of $165,000 from December 31, 2019. On December 31, 2021, OREO was comprised of 12 properties, seven of these properties were bank owned properties from branch closures, four properties were residential and one of these properties was commercial real estate.
No mortgage warehouse loans were non–performing or OREO as of December 31, 2021, 2020 or 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Deferred Tax
Horizon had a net deferred tax asset totaling $3.3 million as of December 31, 2021 and a net deferred tax asset of $188,000 as of December 31, 2020. The following table shows the major components of deferred tax:

	December 31,	December 31,
	2021	2020
Assets
Allowance for loan losses	$13,707	$13,966
Net operating loss and tax credits (from acquisitions)	—	3
Director and employee benefits	2,094	2,035
Other	1,785	3,139
Total assets	17,586	19,143
Liabilities
Depreciation	(4,540)	(4,374)
State tax	(261)	(315)
Federal Home Loan Bank stock dividends	(371)	(363)
Difference in basis of intangible assets	(3,476)	(2,921)
Fair value adjustment on acquisitions	(3,435)	(3,284)
Unrealized gain on AFS securities and fair value hedge	(1,953)	(7,404)
Other	(222)	(294)
Total liabilities	(14,258)	(18,955)
Net deferred tax asset/(liability)	$3,328	$188
Deposits
The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $5.8 billion at December 31, 2021, compared to $4.5 billion at December 31, 2020. Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the
	Years Ended December 31			Years Ended December 31
	2021	2020	2019	2021	2020	2019
Non–interest bearing demand deposits	$1,188,275	$919,449	$757,389
Interest bearing demand deposits	1,651,060	1,267,617	1,024,099	0.09%	0.19%	0.68%
Savings deposits	779,325	625,842	552,101	0.05%	0.12%	0.32%
Money market	815,081	615,722	483,187	0.15%	0.38%	1.09%
Time deposits	652,284	818,736	948,550	0.75%	1.60%	2.07%
Total deposits	$5,086,025	$4,247,366	$3,765,326
The $838.7 million increase in average deposits during 2021 was primarily due to the acquisition of 14 branches on September 17. The transactional accounts average balances, as the lower cost funding sources, increased $1.0 billion and the average balances for higher cost time deposits decreased $166.5 million. Horizon continually enhances its interest bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
As of December 31, 2021 and 2020, approximately $2.4 billion and $1.9 billion, respectively, or our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for Horizon Bank's regulatory reporting requirements.
Certificates of deposit of $250,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2021:

Due in three months or less	$43,662
Due after three months through six months	39,999
Due after six months through one year	100,838
Due after one year	115,038
$299,537
Interest expense on time certificates of $100,000 or more was approximately $2.4 million, $5.0 million, and $10.7 million for 2021, 2020 and 2019. Interest expense on time certificates of $250,000 or more was approximately $1.4 million, $2.9 million and $7.4 million for 2021, 2020 and 2019.
Off–Balance Sheet Arrangements
As of December 31, 2021, Horizon did not have any off–balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off–balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.
Capital Resources
Horizon has no material commitments for capital expenditures as of December 31, 2021. Horizon’s sources of funds and liquidity are discussed below in the section captioned “Liquidity” in this Item 7.

Results of Operations
Net Income
Consolidated net income was $87.1 million, or $1.98 per diluted share, in 2021, $68.5 million or $1.55 per diluted share in 2020, and $66.5 million or $1.53 per diluted share in 2019. The increase in net income from the previous year reflects a decrease in credit loss expense of $22.8 million and an increase in net interest income of $10.8 million, offset by an increase in non–interest expense of $7.8 million, an increase in income tax expense of $5.5 million and a decrease in non–interest income of $1.7 million. The increase in diluted earnings per share compared to the previous year reflects an increase in net income and a decrease in diluted shares. Adjusted net income for the year ended December 31, 2021 was $88.6 million, or $2.00 diluted earnings per share, compared to $67.8 million, or $1.53 diluted earnings per share, for the year ended December 31, 2020. (See the “Non–GAAP Reconciliation of Net Income and Diluted Earnings per Share” table under the heading “Use of Non–GAAP Financial Measures” below for the definition of adjusted net income.)

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
Net interest income during 2021 was $181.7 million, an increase of $10.8 million, or 6.3%, over the $170.9 million earned in 2020. Yields on the Company’s interest earning assets decreased by 68 basis points to 3.43% during 2021 from 4.11% in 2020. Interest income decreased $5.4 million to $200.0 million for 2021 from $205.4 million in 2020. This decrease was due to the overall decrease in interest rates during 2021 and a decrease in the recognition of interest income from the acquisition–related purchase accounting adjustments of approximately $2.4 million from $6.9 million in 2020 to $4.5 million in 2021, offset by an increase in the average balance of interest earning assets of $901.6 million.
Interest expense decreased $16.1 million from $34.4 million in 2020 to $18.3 million in 2021. This decrease was due to the overall decrease in interest rates during 2021 and $3.8 million in prepayment penalties on borrowings paid during 2020. The prepayment penalties on borrowings were incurred as part of a deleverage strategy in which $83.0 million in FHLB advances with an average cost of 2.61% were paid off during the 4th quarter of 2020. The decrease in rates paid on interest bearing liabilities in addition to the decrease in the yield on the Company’s interest earning assets resulted in a decrease in the net interest margin of 31 basis points from 3.44% for 2020 to 3.13% in 2021. Excluding interest income recognized from acquisition–related purchase accounting adjustments and prepayment penalties on borrowings, the margin would have been 3.06% for 2021 compared to 3.38% for 2020. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related weighted average yields and rates on our interest earning assets and interest bearing liabilities for the periods indicated.

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2021			December 31, 2020			December 31, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets
Federal funds sold	$398,528	$535	0.13%	$61,408	$154	0.25%	$21,301	$511	2.40%
Interest earning deposits	25,993	160	0.62%	25,943	268	1.03%	19,601	342	1.74%
Investment securities – taxable	884,244	14,437	1.63%	459,551	8,071	1.76%	474,833	11,753	2.48%
Investment securities – non–taxable(1)	1,086,942	23,246	2.71%	706,092	17,213	3.09%	454,066	12,095	3.34%
Loans receivable(2)(3)(4)	3,626,033	161,617	4.47%	3,867,112	179,672	4.66%	3,500,649	183,631	5.27%
Total interest earning assets(1)	6,021,740	199,995	3.43%	5,120,106	205,378	4.11%	4,470,450	208,332	4.75%
Non–interest earning assets
Cash and due from banks	89,993			84,065			62,920
Allowance for loan losses	(56,798)			(46,329)			(18,019)
Other assets	459,316			470,941			417,707
Total average assets	$6,514,251			$5,628,783			$4,933,058
Liabilities and Stockholders’ Equity
Interest bearing liabilities
Interest bearing deposits	$3,897,750	$7,867	0.20%	$3,327,917	$18,556	0.56%	$3,007,937	$33,690	1.12%
Borrowings	425,214	4,546	1.07%	459,752	11,160	2.43%	386,895	9,991	2.58%
Repurchase agreements	123,675	155	0.13%	100,201	270	0.27%	81,264	681	0.84%
Subordinated notes	58,672	3,522	6.00%	30,610	1,824	5.96%	—	—	—%
Junior subordinated debentures issued to capital trusts	56,657	2,215	3.91%	56,427	2,628	4.66%	50,134	3,179	6.34%
Total interest bearing liabilities	4,561,968	18,305	0.40%	3,974,907	34,438	0.87%	3,526,230	47,541	1.35%
Non–interest bearing liabilities
Demand deposits	1,188,275			919,449			757,389
Accrued interest payable and other liabilities	51,886			68,961			43,720
Stockholders’ equity	712,122			665,466			605,719
Total average liabilities and stockholders’ equity	$6,514,251			$5,628,783			$4,933,058
Net interest income/spread		$181,690	3.03%		$170,940	3.24%		$160,791	3.40%
Net interest income as a percent of average interest earning assets(1)			3.13%			3.44%			3.69%

(1) Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon's subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2021.

(2) Yields are presented on a tax–equivalent basis.
(3) Non–accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees.
(4) Loan fees and late fees included in interest on loans aggregated $19.8 million, $16.6 million and $9.8 million in 2021, 2020 and 2019, respectively.

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
Interest expense decreased $13.1 million from $47.5 million in 2019 to $34.4 million in 2020. This decrease was due to the overall decrease in interest rates during 2020 and was partially offset by $3.8 million in prepayment penalties on borrowings. The prepayment penalties on borrowings were incurred as part of a deleverage strategy in $83.0 million in FHLB advances with an average cost of 2.61% were paid off during the 4th quarter of 2020. The decrease in rates paid on interest bearing liabilities in addition to the decrease in the yield on the Company's interest earning assets resulted in a decrease in the net interest margin of 25 basis points from 3.69% for 2019 to 3.44% in 2020. Excluding interest income recognized from acquisition–related purchase accounting adjustments and prepayment penalties on borrowings, the margin would have been 3.38% for 2020 compared to 3.57% for 2019. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company's net interest margin.

	2021 - 2020			2020 - 2019
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Federal funds sold	$381	$483	$(102)	$(357)	$379	$(736)
Interest earning deposits	(108)	1	(109)	(74)	90	(164)
Investment securities – taxable	6,366	6,971	(605)	(3,682)	(368)	(3,314)
Investment securities – non–taxable	6,033	10,577	(4,544)	5,118	7,854	(2,736)
Loans receivable	(18,055)	(10,964)	(7,091)	(3,959)	18,253	(22,212)
Total interest income	(5,383)	7,068	(12,451)	(2,954)	26,208	(29,162)
Interest Expense
Interest bearing deposits	(10,689)	2,748	(13,437)	(15,134)	3,269	(18,403)
Borrowings	(6,614)	(783)	(5,831)	1,169	1,797	(628)
Repurchase agreements	(115)	53	(168)	(411)	131	(542)
Subordinated notes	1,698	1,684	14	1,824	1,824	—
Junior subordinated debentures issued to capital trusts	(413)	11	(424)	(551)	365	(916)
Total interest expense	(16,133)	3,713	(19,846)	(13,103)	7,386	(20,489)
Net interest income	$10,750	$3,355	$7,395	$10,149	$18,822	$(8,673)
Credit Loss Expense
Horizon assesses the adequacy of its ACL by regularly reviewing the performance of its loan portfolios. Credit loss expense totaled a recovery of $2.1 million in 2021 compared to an expense of $20.8 million in 2020. Total loan net charge–offs were $1.6 million, which included commercial loan net charge–offs of $1.1 million, residential mortgage loan net charge–offs of $9,000 and consumer loan net charge–offs of $533,000 for the year ending December 31, 2021. The higher level of credit loss expense for 2020 was due to the adoption of CECL at the beginning of 2020 increasing credit loss expense for economic factors due to the economic shutdown and exposures to loans with nature and characteristics that have greater loss exposure due to economic uncertainty brought on by COVID–19.

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
Additional information related to credit loss expense (recovery) and net charge–offs (recoveries) is presented in the table below. Also see Note 6 – Allowance for Credit and Loan Losses in the accompanying notes to consolidated financial statements included elsewhere in this report.

	Credit Loss Expense (Recovery)	Net (Charge–Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge–Offs) Recoveries to Average Loans
Twelve Months Ended December 31, 2021
Commercial	$(1,320)	$(1,099)	$2,155,018	(0.05)%
Real estate	(755)	(9)	591,395	0.00%
Mortgage warehouse	(208)	—	206,932	0.00%
Consumer	199	(533)	666,291	(0.08)%
Total	(2,084)	(1,641)	3,619,636	(0.05)%
Excluding PPP loans	$(2,084)	$(1,641)	$3,453,491	(0.05)%
Twelve Months Ended December 31, 2020
Commercial	$19,198	$(497)	$2,218,812	(0.02)%
Real estate	(184)	(167)	725,168	(0.02)%
Mortgage warehouse	190	—	259,727	0.00%
Consumer	1,547	(1,199)	663,405	(0.18)%
Total	20,751	(1,863)	3,867,112	(0.05)%
Excluding PPP loans	$20,751	$(1,863)	$3,668,729	(0.05)%
Twelve Months Ended December 31, 2019
Commercial	$2,165	$(664)	$1,980,948	(0.03)%
Real estate	(635)	(47)	778,844	(0.01)%
Mortgage warehouse	—	—	107,259	0.00%
Consumer	446	(1,418)	633,598	(0.22)%
Total	1,976	(2,129)	3,500,649	(0.06)%
Excluding PPP loans	$1,976	$(2,129)	$3,500,649	(0.06)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–interest Income
The following is a summary of changes in non–interest income:

	Twelve Months Ended December 31		2020 - 2021		Twelve Months Ended December 31		2019 - 2020
Non–interest Income	2021	2020	Amount Change	Percent Change	2020	2019	Amount Change	Percent Change
Service charges on deposit accounts	$9,192	$8,848	$344	3.9%	$8,848	$9,959	$(1,111)	(11.2)%
Wire transfer fees	892	1,000	(108)	(10.8)%	1,000	653	347	53.1%
Interchange fees	10,901	9,306	1,595	17.1%	9,306	7,655	1,651	21.6%
Fiduciary activities	7,419	9,145	(1,726)	(18.9)%	9,145	8,580	565	6.6%
Gain (loss) on sale of investment securities	914	4,297	(3,383)	(78.7)%	4,297	(75)	4,372	(5,829.3)%
Gain on sale of mortgage loans	19,163	26,721	(7,558)	(28.3)%	26,721	9,208	17,513	190.2%
Mortgage servicing net of impairment	2,352	(3,716)	6,068	(163.3)%	(3,716)	1,914	(5,630)	(294.1)%
Increase in cash surrender value of bank owned life insurance	2,094	2,243	(149)	(6.6)%	2,243	2,190	53	2.4%
Death benefit on officer life insurance	783	264	519	196.6%	264	580	(316)	(54.5)%
Other income	4,242	1,513	2,729	180.4%	1,513	2,394	(881)	(36.8)%
Total non–interest income	$57,952	$59,621	$(1,669)	(2.8)%	$59,621	$43,058	$16,563	38.5%
During 2021, the Company originated approximately $438.1 million of mortgage loans to be sold on the secondary market, compared to $584.1 million in 2020 as long–term interest rates began to increase during 2021. This decrease in volume in addition to a slight decrease in the percentage earned on the sale of mortgage loans, resulted in a decrease in the overall gain on sale of mortgage loans of $7.6 million compared to the prior year. Gain on the sale of investment securities decreased $3.4 million in 2021 due to the deleverage strategy executed in 2020. Fiduciary activities income decreased $1.7 million during 2021 primarily due to the sale of ESOP trustee accounts which was completed during the third quarter. Mortgage servicing net of impairment increased by $6.1 million during 2021 compared to 2020 primarily due to the recovery net impairment charges of $2.6 million recorded during 2021. Other income increased $2.7 million during 2021 primarily due to the gain on sale of ESOP trustee accounts of $2.3 million. The increase in interchange fee income in 2021 compared to 2020 was the result of organic growth in transactional deposit accounts and volume during 2021.
During 2020, the Company originated approximately $584.1 million of mortgage loans to be sold on the secondary market, compared to $269.7 million in 2019 primarily due to the decrease in long–term interest rates. This increase in volume in addition to an increase in the percentage earned on the sale of mortgage loans, resulted in an increase in the overall gain on sale of mortgage loans of $17.5 million compared to the prior year. Gain on the sale of investment securities increased $4.4 million in 2020 due to the deleverage strategy executed during the year. Mortgage servicing net of impairment decreased by $5.6 million during 2020 compared to 2019 primarily due to net impairment charges of $4.5 million recorded during 2020. The increase in interchange fee income in 2020 compared to 2019 was the result of organic growth in transactional deposit accounts and volume during 2020. The decrease in service charges on deposit accounts income in 2020 was due to an increase in digital transactions and stimulus funds resulting in a decrease in non–sufficient funds fee income.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–interest Expense
The following is a summary of changes in non–interest expense:

	Twelve Months Ended December 31		2020 - 2021		Twelve Months Ended December 31		2019 - 2020
Non–interest Expense	2021	2020	Amount Change	Percent Change	2020	2019	Amount Change	Percent Change
Salaries	$49,463	$47,024	$2,439	5.2%	$47,024	$44,671	$2,353	5.3%
Commission and bonuses	11,089	10,428	661	6.3%	10,428	6,861	3,567	52.0%
Employee benefits	13,499	13,630	(131)	(1.0)%	13,630	13,673	(43)	(0.3)%
Net occupancy expenses	12,541	12,811	(270)	(2.1)%	12,811	12,157	654	5.4%
Data processing	9,962	9,200	762	8.3%	9,200	8,480	720	8.5%
Professional fees	2,216	2,433	(217)	(8.9)%	2,433	1,946	487	25.0%
Outside services and consultants	8,449	7,318	1,131	15.5%	7,318	8,152	(834)	-10.2%
Loan expense	11,377	10,628	749	7.0%	10,628	8,633	1,995	23.1%
FDIC deposit insurance	2,377	1,855	522	28.1%	1,855	252	1,603	636.1%
Other losses	2,283	1,162	1,121	96.5%	1,162	740	422	57.0%
Other expenses	16,023	14,952	1,071	7.2%	14,952	16,466	(1,514)	(9.2)%
Total non–interest expense	$139,279	$131,441	$7,838	6.0%	$131,441	$122,031	$9,410	7.7%
For the twelve months ended December 31, 2021, salaries increased $2.4 million reflecting annual merit increases and the additional employees from the branch acquisition completed during the third quarter. Outside services and consultants and other expenses each increased by $1.1 million during 2021. This was partially due to acquisition–related expenses of $671,000 in outside services and consultants and $674,000 in other expenses. Other losses increased $1.1 million primarily due to $1.9 million in ESOP settlement expenses recorded during the fourth quarter of 2021.
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
Income Taxes
Income tax expense totaled $15.4 million for the year ended December 31, 2021, an increase of $5.5 million when compared to the year ended December 31, 2020. The increase was primarily due to an increase in income before income taxes of $24.1 million in 2021 and fewer tax credits recognized due to delays in projects the Company has invested in offset by an increase in tax exempt municipal investments.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2021	2020	2019
Net income as reported	$87,091	$68,499	$66,538
Acquisition expenses	1,925	—	5,650
Tax effect	(401)	—	(987)
Net income excluding acquisition expenses	88,615	68,499	71,201
Credit loss expense on acquired loans	2,034	—	—
Tax effect	(427)	—	—
Net income excluding credit loss expense on acquired loans	90,222	68,499	71,201
Gain on sale of ESOP trustee accounts	(2,329)	—	—
Tax effect	489	—	—
Net income excluding gain on sale of ESOP trustee accounts	88,382	68,499	71,201
ESOP settlement expenses	1,900	—	—
Tax effect	(315)	—	—
Net income excluding ESOP settlement expenses	89,967	68,499	71,201
(Gain) / loss on sale of investment securities	(914)	(4,297)	75
Tax effect	192	902	(16)
Net income excluding (gain) / loss on sale of investment securities	89,245	65,104	71,260
Death benefit on bank owned life insurance (“BOLI”)	(783)	(264)	(580)
Net income excluding death benefit on BOLI	88,462	64,840	70,680
Prepayment penalties on borrowings	125	3,804	—
Tax effect	(26)	(799)	—
Net income excluding prepayment penalties on borrowings	88,561	67,845	70,680
Adjusted net income	$88,561	$67,845	$70,680

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Diluted Earnings per Share
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2021	2020	2019
Diluted earnings per share (“EPS”) as reported	$1.98	$1.55	$1.53
Acquisition expenses	0.04	—	0.13
Tax effect	—	—	(0.02)
Diluted EPS excluding acquisition expenses	2.02	1.55	1.64
Credit loss expense on acquired loans	0.05	—	—
Tax effect	(0.01)	—	—
Diluted EPS excluding credit loss expense on acquired loans	2.06	1.55	1.64
Gain on sale of ESOP trustee accounts	(0.05)	—	—
Tax effect	0.01	—	—
Diluted EPS excluding gain on sale of ESOP trustee accounts	2.02	1.55	1.64
ESOP settlement expenses	0.04	—	—
Tax effect	(0.01)	—	—
Diluted EPS excluding ESOP settlement expenses	2.05	1.55	1.64
(Gain) / loss on sale of investment securities	(0.02)	(0.10)	—
Tax effect	—	0.02	—
Diluted EPS excluding (gain) / loss on sale of investment securities	2.03	1.47	1.64
Death benefit on bank owned life insurance (“BOLI”)	(0.03)	(0.01)	(0.01)
Diluted EPS excluding death benefit on BOLI	2.00	1.46	1.63
Prepayment penalties on borrowings	—	0.09	—
Tax effect	—	(0.02)	—
Diluted EPS excluding prepayment penalties on borrowings	2.00	1.53	1.63
Adjusted diluted EPS	$2.00	$1.53	$1.63

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Income
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2021	2020	2019
Pre–tax income	$102,447	$78,369	$79,841
Credit loss expense	(2,084)	20,751	1,976
Pre–tax, pre–provision income	$100,363	$99,120	$81,817

Pre–tax, pre–provision income	$100,363	$99,120	$81,817
Acquisition expenses	1,925	—	5,650
Gain on sale of ESOP trustee accounts	(2,329)	—	—
ESOP settlement expenses	1,900	—	—
(Gain) / loss on sale of investment securities	(914)	(4,297)	75
Death benefit on bank owned life insurance	(783)	(264)	(580)
Prepayment penalties on borrowings	125	3,804	—
Adjusted pre–tax, pre–provision income	$100,287	$98,363	$86,962

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2021	2020	2019
Net interest income as reported	$181,690	$170,940	$160,791
Average interest earning assets	6,021,740	5,120,106	4,470,450
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	3.13%	3.44%	3.69%

Net interest income as reported	$181,690	$170,940	$160,791
Acquisition–related purchase accounting adjustments (“PAUs”)	(4,503)	(6,936)	(5,590)
Prepayment penalties on borrowings	125	3,804	—
Adjusted net interest income	$177,312	$167,808	$155,201
Adjusted net interest margin	3.06%	3.38%	3.57%

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2021	2020	2019
Average assets	$6,514,251	$5,628,783	$4,933,058
Return on average assets (“ROAA”) as reported	1.34%	1.22%	1.35%
Acquisition expenses	0.03%	—%	0.11%
Tax effect	(0.01)%	—%	(0.02)%
ROAA excluding acquisition expenses	1.36%	1.22%	1.44%
Credit loss expense on acquired loans	0.03%	—%	—%
Tax effect	(0.01)%	—%	—%
ROAA excluding credit loss expense on acquired loans	1.38%	1.22%	1.44%
Gain on sale of ESOP trustee accounts	(0.04)%	—%	—%
Tax effect	0.01%	—%	—%
ROAA excluding gain on sale of ESOP trustee accounts	1.35%	1.22%	1.44%
ESOP settlement expenses	0.03%	—%	—%
Tax effect	—%	—%	—%
ROAA excluding ESOP settlement expenses	1.38%	1.22%	1.44%
(Gain) / loss on sale of investment securities	(0.01)%	(0.08)%	—%
Tax effect	—%	0.02%	—%
ROAA excluding (gain) / loss on sale of investment securities	1.37%	1.16%	1.44%
Death benefit on bank owned life insurance	(0.01)%	—%	(0.01)%
ROAA excluding death benefit on bank owned life insurance	1.36%	1.16%	1.43%
Prepayment penalties on borrowings	—%	0.07%	—%
Tax effect	—%	(0.01)%	—%
ROAA excluding prepayment penalties on borrowings	1.36%	1.22%	1.43%
Adjusted ROAA	1.36%	1.22%	1.43%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2021	2020	2019
Average common equity	$712,122	$665,466	$605,719
Return on average common equity (“ROACE”) as reported	12.23%	10.29%	10.98%
Acquisition expenses	0.27%	—%	0.93%
Tax effect	(0.06)%	—%	(0.16)%
ROACE excluding acquisition expenses	12.44%	10.29%	11.75%
Credit loss expense on acquired loans	0.29%	—%	—%
Tax effect	(0.06)%	—%	—%
ROACE excluding credit loss expense on acquired loans	12.67%	10.29%	11.75%
Gain on sale of ESOP trustee accounts	(0.33)%	—%	—%
Tax effect	0.07%	—%	—%
ROACE excluding gain on sale of ESOP trustee accounts	12.41%	10.29%	11.75%
ESOP settlement expenses	0.27%	—%	—%
Tax effect	(0.04)%	—%	—%
ROACE excluding ESOP settlement expenses	12.64%	10.29%	11.75%
(Gain) / loss on sale of investment securities	(0.13)%	(0.65)%	0.01%
Tax effect	0.03%	0.14%	—%
ROACE excluding (gain) / loss on sale of investment securities	12.54%	9.78%	11.76%
Death benefit on bank owned life insurance	(0.11)%	(0.04)%	(0.10)%
ROACE excluding death benefit on bank owned life insurance	12.43%	9.74%	11.66%
Prepayment penalties on borrowings	0.02%	0.57%	—%
Tax effect	—%	(0.12)%	—%
ROACE excluding prepayment penalties on borrowings	12.45%	10.19%	11.66%
Adjusted ROACE	12.45%	10.19%	11.66%

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)

	December 31,	September 30,	June 30,	March 31,	December 31,
	2021	2021	2021	2021	2020
Total stockholders’ equity	$723,209	$708,542	$710,374	$689,379	$692,216
Less: Intangible assets	175,513	183,938	172,398	173,296	174,193
Total tangible stockholders’ equity	$547,696	$524,604	$537,976	$516,083	$518,023

Common shares outstanding	43,547,942	43,520,694	43,950,720	43,949,189	43,880,562

Book value per common share	$16.61	$16.28	$16.16	$15.69	$15.78
Tangible book value per common share	$12.58	$12.05	$12.24	$11.74	$11.81

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2021	2020	2019
Non–interest expense as reported	$139,279	$131,441	$122,032
Net interest income as reported	181,690	170,940	160,791
Non–interest income as reported	$57,952	$59,621	$43,058

Non–interest expense / (Net interest income + Non–interest income) (“Efficiency Ratio”)	58.12%	57.01%	59.86%

Non–interest expense as reported	$139,279	$131,441	$122,032
Acquisition expenses	(1,925)	—	(5,650)
ESOP settlement expenses	(1,900)	—	—
Non–interest expense excluding acquisition expenses and ESOP settlement expenses	135,454	131,441	116,382
Net interest income as reported	181,690	170,940	160,791
Prepayment penalties on borrowings	125	3,804	—
Net interest income excluding prepayment penalties on borrowings	181,815	174,744	160,791
Non–interest income as reported	57,952	59,621	43,058
Gain on sale of ESOP trustee accounts	(2,329)	—	—
(Gain) / loss on sale of investment securities	(914)	(4,297)	75
Death benefit on bank owned life insurance	(783)	(264)	(580)
Non–interest income excluding gain on sale of ESOP trustee accounts, (gain) / loss on sale of investment securities and death benefit on bank owned life insurance	$53,926	$55,060	$42,553

Adjusted efficiency ratio	57.46%	57.20%	57.23%

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
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales, cashflows and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the FHLB and the Federal Reserve Bank (“FRB”). At December 31, 2021, Horizon had available approximately $672.7 million in available credit from various money center banks, including the FHLB and the FRB Discount Window. The following factors could impact Horizon’s funding needs in the future:
◦Horizon had outstanding borrowings of approximately $525.5 million with the FHLB and total borrowing capacity with the FHLB of $549.2 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or the FHLB could change collateral requirements, which could lower the Company’s borrowing availability.
◦If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could create an additional need for funding.
◦Horizon had a total of $180.0 million of unused Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.
◦Horizon had a total of $459.0 million of available collateral at the FRB secured by municipal securities. These securities may mature, call, or be sold, which would reduce the available collateral.
◦Horizon had approximately $2.0 billion of unpledged investment securities at December 31, 2021.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
During 2021, cash flows were generated primarily from net cash received from the branch acquisition totaling $622.2 million, the sales, maturities, and prepayments of investment securities of $318.3 million, a net decrease in loans of $488.9 million and an increase in deposits of $425.4 million. Cash flows were primarily used to purchase investments totaling $1.8 billion. The net cash and cash equivalent position increased by $94.1 million during 2021.
At December 31, 2021, the Bank had $1.3 billion in commitments to extend credit outstanding, excluding interest rate lock commitments for residential mortgage loans intended for sale in the secondary market that meet the definition of a derivative. Time deposits due within one year of December 31, 2021 totaled $511.7 million, or 70.0% of time deposits. We believe the large percentage of time deposits that mature within one year reflects customers' hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. The balance also includes $15.3 million in brokered time deposits at December 31, 2021. If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2022. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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
Based on a model that assumes a lag in repricing, at December 31, 2021, the amount of assets that reprice within one year was 197% of liabilities that reprice within one year. At December 31, 2020, this same model reported that the amount of assets that reprice within one year was approximately 257% of the amount of liabilities that reprice within the same time period. During the year 2021, the decrease in the yield of interest–earning assets outpaced the decrease in the cost of funding resulting in a decrease in net interest margin.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	3 Months or Less	> 3 Months & </= 6 Months	> 6 Months & </= 1 Year	Greater Than 1 Year	Total
Loans	$1,497,584	$241,787	$426,441	$1,454,398	$3,620,210
Federal funds sold	485,194	—	—	—	485,194
Interest earning balances with banks	20,823	—	—	—	20,823
Investment securities and FHLB stock	111,012	64,282	129,378	2,433,023	2,737,695
Other assets	—	—	—	510,981	510,981
Total assets	$2,114,613	$306,069	$555,819	$4,398,402	$7,374,903

Non–interest bearing deposits	$32,172	$32,172	$64,344	$1,231,650	$1,360,338
Interest bearing deposits	289,020	242,284	502,229	3,409,120	4,442,653
Borrowed funds	286,628	53,959	7,903	423,327	771,817
Other liabilities	—	—	—	57,415	57,415
Stockholders’ equity	—	—	—	723,209	723,209
Total liabilities and stockholders’ equity	$607,820	$328,415	$574,476	$5,844,721	$7,355,432
GAP	$1,506,793	$(22,346)	$(18,657)	$(1,446,319)
Cumulative GAP	$1,506,793	$1,484,447	$1,465,790
The Company was asset sensitive as of December 31, 2021, resulting from the liquidity on the balance sheet, adjustable rate assets and the low beta's on deposit pricing based on expected deposit rates. Based on parallel rate shocks to the balance sheet, at a 100 basis point shock and 200 basis point shock, net interest income increases approximately $10.0 million and $20.0 million, respectively.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
The table which follows provides information about Horizon’s financial instruments that were sensitive to changes in interest rates as of December 31, 2021. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest earning assets and interest bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted–average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage–backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

	2022	2023	2024	2025	2026	2027 & Beyond	Total	Fair Value December 31, 2021
Rate–sensitive assets
Fixed interest rate loans	$654,091	$400,578	$253,109	$161,789	$91,266	$155,886	$1,716,719	$1,614,745
Average interest rate	4.30%	4.19%	4.09%	3.96%	4.00%	3.90%	4.16%
Variable interest rate loans	1,518,934	131,702	90,190	70,758	79,486	12,421	1,903,491	1,860,277
Average interest rate	3.86%	4.18%	4.19%	4.10%	3.95%	3.63%	3.91%
Total loans	2,173,025	532,280	343,299	232,547	170,752	168,307	3,620,210	3,475,022
Average interest rate	3.99%	4.19%	4.12%	4.00%	3.98%	3.88%	4.03%
Securities, including FHLB stock	304,672	151,386	170,267	202,569	214,353	1,694,448	2,737,695	2,737,695
Average interest rate	1.98%	2.15%	2.04%	2.14%	2.66%	2.57%	2.42%
Other interest earning assets	506,017	—	—	—	—	—	506,017	506,017
Average interest rate	0.19%	—%	—%	—%	—%	—%	0.19%
Total earning assets	$2,983,714	$683,666	$513,566	$435,116	$385,105	$1,862,755	$6,863,922	$6,718,734
Average interest rate	3.14%	3.74%	3.43%	3.13%	3.25%	2.68%	3.10%
Rate–sensitive liabilities
Non–interest bearing deposits	$128,688	$116,514	$105,492	$95,512	$86,477	$827,655	$1,360,338	$1,360,338
NOW accounts	143,312	124,595	108,323	94,176	81,876	545,048	1,097,330	1,090,742
Average interest rate	0.04%	0.04%	0.04%	0.04%	0.04%	0.04%	0.04%
Savings and money market accounts	378,495	324,785	276,905	236,171	201,506	1,196,575	2,614,437	2,550,692
Average interest rate	0.09%	0.09%	0%.09	0.09%	0.09%	0.08%	0.09%
Certificates of deposit	511,724	149,471	43,875	13,344	12,269	203	730,886	727,577
Average interest rate	0.35%	0.68%	1.09%	0.85%	0.44%	0.07%	0.47%
Total deposits	1,162,219	715,365	534,595	439,203	382,128	2,569,481	5,802,991	5,729,349
Average interest rate	0.19%	0.19%	0.14%	0.08%	0.07%	0.05%	0.11%
Fixed interest rate borrowings	335,283	63,852	137,161	10,682	59,394	69,380	675,752	547,835
Average interest rate	0.15%	0.37%	1.33%	0.12%	2.28%	0.11%	0.59%
Variable interest rate borrowings	115,536	—	—	—	—	—	115,536	234,779
Average interest rate	4.67%	—%	—%	—%	—%	—%	4.67%
Total funds	$1,613,038	$779,217	$671,756	$449,885	$441,522	$2,638,861	$6,594,279	$6,511,963
Average interest rate	0.50%	0.20%	0.39%	0.08%	0.37%	0.05%	0.24%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	December 31 2021	December 31 2020
Assets
Cash and due from banks	$593,508	$249,711
Interest-earning time deposits	4,782	8,965
Investment securities, available for sale	1,160,812	1,134,025
Investment securities, held to maturity (fair value of $1,559,991 and $179,990)	1,552,443	168,676
Loans held for sale	12,579	13,538
Loans, net of allowance for credit losses of $54,286 and $57,027	3,553,345	3,810,356
Premises and equipment, net	93,441	92,416
Federal Home Loan Bank stock	24,440	23,023
Goodwill	154,572	151,238
Other intangible assets	20,941	22,955
Interest receivable	26,137	21,396
Cash value of life insurance	97,150	96,751
Other assets	80,753	93,564
Total assets	$7,374,903	$5,886,614
Liabilities
Deposits
Non–interest bearing	$1,360,338	$1,053,242
Interest bearing	4,442,653	3,477,891
Total deposits	5,802,991	4,531,133
Borrowings	675,753	475,000
Subordinated notes	58,750	58,603
Junior subordinated debentures issued to capital trusts	56,785	56,548
Interest payable	2,235	2,712
Other liabilities	55,180	70,402
Total liabilities	6,651,694	5,194,398
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued 43,811,421 and 43,905,631 shares, Outstanding 43,547,942 and 43,880,562 shares	—	—
Additional paid-in capital	352,122	362,945
Retained earnings	363,742	301,419
Accumulated other comprehensive income	7,345	27,852
Total stockholders’ equity	723,209	692,216
Total liabilities and stockholders’ equity	$7,374,903	$5,886,614
See notes to consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended December 31
	2021	2020	2019
Interest Income
Loans receivable	$161,617	$179,672	$183,631
Investment securities – taxable	15,132	8,493	12,606
Investment securities – tax exempt	23,246	17,213	12,095
Total interest income	199,995	205,378	208,332
Interest Expense
Deposits	7,867	18,556	33,690
Borrowed funds	4,701	11,430	10,672
Subordinated notes	3,522	1,824	—
Junior subordinated debentures issued to capital trusts	2,215	2,628	3,179
Total interest expense	18,305	34,438	47,541
Net Interest Income	181,690	170,940	160,791
Credit loss expense (recovery)	(2,084)	20,751	1,976
Net Interest Income after Credit Loss Expense	183,774	150,189	158,815
Non–interest Income
Service charges on deposit accounts	9,192	8,848	9,959
Wire transfer fees	892	1,000	653
Interchange fees	10,901	9,306	7,655
Fiduciary activities	7,419	9,145	8,580
Gains (losses) on sale of investment securities (includes $914, $4,297 and $(75) for the years ended December 31, 2021, 2020 and 2019, respectively, related to accumulated other comprehensive earnings reclassifications)	914	4,297	(75)
Gain on sale of mortgage loans	19,163	26,721	9,208
Mortgage servicing income net of impairment	2,352	(3,716)	1,914
Increase in cash value of bank owned life insurance	2,094	2,243	2,190
Death benefit on bank owned life insurance	783	264	580
Other income	4,242	1,513	2,394
Total non–interest income	57,952	59,621	43,058
Non–interest Expense
Salaries and employee benefits	74,051	71,082	65,206
Net occupancy expenses	12,541	12,811	12,157
Data processing	9,962	9,200	8,480
Professional fees	2,216	2,433	1,946
Outside services and consultants	8,449	7,318	8,152
Loan expense	11,377	10,628	8,633
FDIC insurance expense	2,377	1,855	252
Other losses	2,283	1,162	740
Other expense	16,023	14,952	16,466
Total non–interest expense	139,279	131,441	122,032
Income Before Income Taxes	102,447	78,369	79,841
Income tax expense (includes $192, $902 and $(16) for the years ended December 31, 2021, 2020 and 2019, respectively, related to income tax expense (benefit) from reclassification items)	15,356	9,870	13,303
Net Income Available to Common Shareholders	$87,091	$68,499	$66,538
Basic Earnings Per Share	$1.99	$1.56	$1.53
Diluted Earnings Per Share	1.98	1.55	1.53
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollar Amounts in Thousands)

	Year Ended December 31
	2021	2020	2019
Net Income	$87,091	$68,499	$66,538
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	4,570	(3,803)	(2,680)
Income tax effect	(960)	799	563
Changes from derivative instruments	3,610	(3,004)	(2,117)
Change in securities:
Unrealized appreciation (depreciation) for the period on AFS securities	(35,547)	35,272	21,173
Amortization from transfer of securities from available for sale to held to maturity securities	5,935	(58)	(117)
Reclassification adjustment for securities (gains) losses realized in income	(914)	(4,297)	75
Income tax effect	6,409	(6,493)	(4,438)
Unrealized gains (losses) on securities	(24,117)	24,424	16,693
Other Comprehensive Income (Loss), Net of Tax	(20,507)	21,420	14,576
Comprehensive Income	$66,584	$89,919	$81,114
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2019	$—	$—	$276,101	$224,035	$(8,144)	$491,992
Net income	—	—	—	66,538	—	66,538
Other comprehensive loss, net of tax	—	—	—	—	14,576	14,576
Amortization of unearned compensation	—	—	705	—	—	705
Exercise of stock options	—	—	236	—	—	236
Stock option expense	—	—	215	—	—	215
Stock issued stock plans	—	—	1,469	—	—	1,469
Stock issued in Salin acquisition	—	—	102,722	—	—	102,722
Repurchase of outstanding common stock	—	—	(1,595)	—	—	(1,595)
Cash dividends on common stock ($0.46 per share)	—	—	—	(20,835)	—	(20,835)
Balances, December 31, 2019	$—	$—	$379,853	$269,738	$6,432	$656,023
Net income	—	—	—	68,499	—	68,499
Other comprehensive income, net of tax	—	—	—	—	21,420	21,420
Impact of adoption of ASU No. 2016–13	—	—	—	(15,635)	—	(15,635)
Amortization of unearned compensation	—	—	1,206	—	—	1,206
Exercise of stock options	—	—	157	—	—	157
Stock option expense	—	—	132	—	—	132
Stock issued stock plans	—	—	1,233	—	—	1,233
Repurchase of outstanding stock	—	—	(19,636)	—	—	(19,636)
Cash dividends on common stock ($0.48 per share)	—	—	—	(21,183)	—	(21,183)
Balances, December 31, 2020	$—	$—	$362,945	$301,419	$27,852	$692,216
Net income	—	—	—	87,091	—	87,091
Other comprehensive income, net of tax	—	—	—	—	(20,507)	(20,507)
Amortization of unearned compensation	—	—	1,751	—	—	1,751
Exercise of stock options	—	—	1,062	—	—	1,062
Stock option expense	—	—	68	—	—	68
Stock awards vested	—	—	(1,355)	—	—	(1,355)
Repurchase of outstanding stock	—	—	(7,607)	—	—	(7,607)
Stock retirement plans	—	—	(4,742)	—	—	(4,742)
Cash dividends on common stock ($0.56 per share)	—	—	—	(24,768)	—	(24,768)
Balances, December 31, 2021	$—	$—	$352,122	$363,742	$7,345	$723,209
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Year Ended December 31
	2021	2020	2019
Operating Activities
Net income	$87,091	$68,499	$66,538
Items not requiring (providing) cash
Credit loss expense (recovery)	(2,084)	20,751	1,976
Depreciation and amortization	11,169	10,589	9,688
Share based compensation	68	132	215
Mortgage servicing rights income	226	(737)	(2,106)
Mortgage servicing rights, net impairment	(2,578)	4,453	192
Premium amortization on securities, net	10,289	9,067	5,929
Loss (gain) on sale of investment securities	(914)	(4,297)	75
Gain on sale of mortgage loans	(19,163)	(26,721)	(9,208)
Proceeds from sales of loans	458,255	601,336	275,809
Loans originated for sale	(438,133)	(584,065)	(269,651)
Change in cash value life insurance	(2,094)	(2,243)	(2,190)
Loss (gain) on other real estate owned	(85)	(197)	(126)
Net change in:
Interest receivable	(4,222)	(2,568)	(2,101)
Interest payable	(493)	(350)	205
Other assets	10,964	(13,987)	99,735
Other liabilities	(2,948)	(897)	(608)
Net cash provided by operating activities	105,348	78,765	174,372
Investing Activities
Purchases of securities available for sale	(837,684)	(590,305)	(425,879)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	287,714	318,897	248,422
Purchases of securities held to maturity	(931,029)	—	—
Proceeds from maturities of securities held to maturity	30,544	37,529	8,384
Net change in interest–earning time deposits	4,183	(510)	7,289
Change in Federal Reserve and FHLB stock	(1,417)	(576)	(803)
Net change in loans	469,412	(234,166)	(59,420)
Proceeds on the sale of OREO and repossessed assets	1,286	2,047	4,744
Change in premises and equipment, net	(1,440)	(5,866)	(4,612)
Death benefit on bank owned life insurance	783	264	580
Net cash received in acquisition of branch	622,179	—	—
Net cash received in acquisition, Salin	—	—	128,745
Repurchase of outstanding stock	(7,607)	(19,636)	(1,595)
Net cash used in investing activities	(363,076)	(492,322)	(94,145)
Financing Activities
Net change in:
Deposits	425,449	600,131	50,282
Borrowings	201,137	(74,725)	(71,040)
Proceeds from issuance of stock	(293)	1,390	1,705
Net proceeds from issuance of subordinated notes	—	58,824	—
Dividends paid on common stock	(24,768)	(21,183)	(20,835)
Net cash provided by (used in) financing activities	601,525	564,437	(39,888)

Net Change in Cash and Cash Equivalents	343,797	150,880	40,339
Cash and Cash Equivalents, Beginning of Period	249,711	98,831	58,492
Cash and Cash Equivalents, End of Period	$593,508	$249,711	$98,831
Additional Supplemental Information
Interest paid	$18,782	$34,788	$46,510
Income taxes paid	1,650	10,588	13,219
Transfer of loans to other real estate and repossessed assets	1,721	2,442	2,700
Transfer of premises to other real estate	1,753	—	1,705
Right-of-use assets exchanged for lease obligations	—	—	3,411
Sale of securities available for sale not yet settled	—	—	6,303
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
The Bank is a full–service commercial bank offering a broad range of commercial and retail banking and other services incident to banking along with a trust department that offers corporate and individual trust and agency services and investment management services. The Bank maintains 78 full service offices. The Bank has wholly owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain insurance products. Horizon Grantor Trust holds title to certain company owned life insurance policies. Horizon conducts no business except that incident to its ownership of the subsidiaries.
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
Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaling $11.5 million and $13.3 million at December 31, 2021 and 2020 was excluded from the Allowance for Credit Losses (“ACL”) calculation and was reported in accrued interest receivable on the consolidated balance sheet. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the effective yield method without anticipating prepayments.
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
Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in the northern and central regions of Indiana and the southern and central regions of Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 60% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 17% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 20% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 3% of the loan portfolio and are secured by residential real estate.
Allowance for Credit Losses (“ACL”) on Loans — The ACL on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the loan balance is confirmed to be no longer collectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

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
Allowance for Credit Losses on Held to Maturity Securities — For held to maturity securities, the Company conducts an assessment of its held to maturity securities at the time of purchase and on at least an annual basis to ensure such investment securities remain within appropriate levels of risk and continue to perform satisfactorily in fulfilling its obligations. The Company considers, among other factors, the nature of the securities and credit ratings or financial condition of the issuer. If available, the Company obtains a credit rating for issuers from the Nationally Recognized Statistical Rating Organization (“NRSRO”) for consideration. If this assessment indicates that a material credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss. After completing this assessment, management determined any credit losses as of December 31, 2021 and 2020 were not material to the consolidated financial statements.
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
Partnership Investments — The partnerships have elected to account for certain partnership investments in qualified affordable housing and solar tax credits using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized to income tax expense in proportion to the tax credits and other tax benefits received. This net investment performance is recognized in the income statement as a component of income tax expense. The investment in the limited partnerships totaling $2.3 million and $2.3 million at December 31, 2021 and 2020, respectively is included in other assets in the consolidated balance sheets. in which the Company has investments account for their investments at fair value.
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
Goodwill and Intangible Assets — Goodwill is tested annually for impairment or more frequently should potential triggering events be identified that may indicate potential impairment. At December 31, 2021, Horizon had core deposit intangibles of $20.9 million subject to amortization and $154.6 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. A large majority of the goodwill relates to the acquisitions of Heartland, Summit, Peoples, Kosciusko, LaPorte, Lafayette, Wolverine and Salin.
Bank Owned Life Insurance (“BOLI”) – BOLI has been purchased on certain employees and directors of the Company. The Company records the life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.
Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase and Other Secured Borrowings — The Company purchases certain securities, generally U.S. government–sponsored entity and agency securities, under agreements to resell. The amounts advanced under these agreements represent short–term secured loans and are reflected as assets in the accompanying consolidated balance sheets. We also sell certain securities under agreements to repurchase. These agreements are treated as collateralized financing transactions. These and other secured borrowings such as loans sold not qualifying for sale accounting treatment, are reflected as liabilities in the accompanying consolidated balance sheets and are recorded at the amount of cash received in connection with the transaction. Short–term securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements can be repledged by the secured party. Additional collateral may be required based on the fair value of the underlying securities.
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

	Years Ended December 31
	2021	2020	2019
Basic earnings per share
Net income	$87,091	$68,499	$66,538
Weighted average common shares outstanding	43,802,733	44,044,737	43,493,316
Basic earnings per share	$1.99	$1.56	$1.53
Diluted earnings per share
Net income available to common shareholders	$87,091	$68,499	$66,538
Weighted average common shares outstanding	43,802,733	44,044,737	43,493,316
Effect of dilutive securities:
Restricted stock	107,988	41,817	23,006
Stock options	44,559	36,522	81,273
Weighted average common shares outstanding	43,955,280	44,123,076	43,597,595
Diluted earnings per share	$1.98	$1.55	$1.53
There were 140,955, 278,776 and 120,341 shares for the twelve months ended December 31, 2021, 2020 and 2019, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of December 31, 2021, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89. In addition to the stock repurchase program, Horizon agreed to repurchase 1,000,000 shares at a price per share of $15.19 from an individual shareholder on March 6, 2020.
Dividend Restrictions — Horizon’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 21. At December 31, 2021, the Bank could, without prior approval, declare dividends of approximately $108.5 million to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.
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
Share–Based Compensation — At December 31, 2021, Horizon had share–based compensation plans, which are described more fully in Note 22. All share–based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $1.8 million, $1.3 million, and $920,000 in compensation expense relating to vesting of stock options less estimated forfeitures for the 12–month periods ended December 31, 2021, 2020 and 2019, respectively.
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
Reclassifications — Certain reclassifications have been made to the 2020 and 2019 consolidated financial statements to be comparable to 2021. These reclassifications had no effect on net income.
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
Note 2 – Acquisitions
Branch Acquisition
On September 17, 2021, Horizon Bank completed the purchase and assumption of certain assets and liabilities of 14 former TCF National Bank (“TCF”) branches in 11 Michigan counties. Net cash of $618.2 million was received in the transaction, representing the deposit balances assumed at closing, net of amounts paid for loans of $212.0 million, fixed assets of $6.9 million, cash of $4.0 million and a 1.75% premium on deposits. Customer deposit balances were recorded at $846.4 million and a core deposit intangible of $1.6 million was recorded in the transaction, which will be amortized over 10 years on a straight line basis. Goodwill of $3.3 million was generated in the transaction.
Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

assumptions that are subject to change, the purchase price for the TCF branches is detailed in the following table. Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation prospectively.

Assets		Liabilities
Cash and due from banks	$4,012	Deposits
Loans		Non–interest bearing	$181,403
Commercial	101,327	NOW accounts	303,050
Residential mortgage	56,499	Savings and money market	262,488
Consumer	54,212	Certificates of deposit	99,468
Total loans	212,038	Total deposits	846,409

Premises and equipment, net	6,901	Interest payable	16
Goodwill	3,334	Other liabilities	1,278
Core deposit intangible	1,630
Interest receivable	519
Other assets	1,102

Total assets purchased	$229,536	Total liabilities assumed	$847,703

Net cash received	$(618,167)
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
The results of operations of Salin have been included in the Company’s consolidated financial statements since the acquisition dates. The following schedule includes pro–forma results for the periods ended December 31, 2020 and 2019 as if the Salin acquisition had occurred as of the beginning of the comparable prior reporting periods.

For the Year Ended
December 31
2019
Summary of Operations:
Net Interest Income	$168,693
Provision for Loan Losses	2,276
Net Interest Income after Provision for Loan Losses	166,417
Non-interest Income	43,472
Non-interest Expense	134,446
Income before Income Taxes	75,443
Income Tax Expense	13,246
Net Income	$62,197
Basic Earnings per Share	$1.43
Diluted Earnings per Share	$1.43
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
Note 3 – Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2021 and 2020, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit.
At December 31, 2021, the Company’s cash accounts exceeded federally insured limits by approximately $514.9 million. Approximately $485.7 million of this amount was held by either the Federal Reserve Bank or the Federal Home Loan Bank of Indianapolis, which is not federally insured.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 4 – Securities
The fair value of securities is as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$118,595	82	$(1,698)	$116,979
State and municipal	632,652	12,802	(5,708)	639,746
Federal agency collateralized mortgage obligations	60,600	989	(12)	61,577
Federal agency mortgage–backed pools	225,329	1,777	(1,032)	226,074
Private labeled mortgage–backed pools	31,856	137	(376)	31,617
Corporate notes	84,579	1,013	(773)	84,819
Total available for sale investment securities	$1,153,611	$16,800	$(9,599)	$1,160,812
Held to maturity
U.S. Treasury and federal agencies	$195,429	$12	$(1,215)	$194,226
State and municipal	862,461	20,719	(4,263)	878,917
Federal agency collateralized mortgage obligations	48,482	3	(1,020)	47,465
Federal agency mortgage–backed pools	188,426	151	(2,612)	185,965
Private labeled mortgage–backed pools	99,958	58	(1,840)	98,176
Corporate notes	157,687	11	(2,456)	155,242
Total held to maturity investment securities	$1,552,443	$20,954	$(13,406)	$1,559,991

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$19,750	$—	$(35)	$19,715
State and municipal	803,100	35,014	(271)	837,843
Federal agency collateralized mortgage obligations	144,022	3,448	(17)	147,453
Federal agency mortgage–backed pools	114,484	4,315	—	118,799
Corporate notes	9,007	1,208	—	10,215
Total available for sale investment securities	$1,090,363	$43,985	$(323)	$1,134,025
Held to maturity
State and municipal	$157,421	$11,035	$—	$168,456
Federal agency collateralized mortgage obligations	2,661	36	—	2,697
Federal agency mortgage–backed pools	8,594	243	—	8,837
Total held to maturity investment securities	$168,676	$11,314	$—	$179,990
The Company elected to transfer 475 AFS securities with an aggregate fair value of $490.2 million to a classification of HTM on December 31, 2021. IN accordance with FASB ASC 320–10–55–24, the transfer from AFS to HTM must be recorded at the fair value of the AFS securities at the time of transfer. The net unrealized holding gain of $6.0 million, net of tax, at the date of transfer was retained in accumulated other comprehensive income (loss), with the associated pre–tax amount retained in the carrying value of the HTM securities. Such amounts will be amortized to comprehensive income over the remaining life of the securities. The fair value of the transferred AFS securities

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

became the book value of the HTM securities at December 31, 2021, with no securities, would likely record an unrealized gain or loss for disclosure purposes.
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
The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2021 and December 31, 2020, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$22,980	$22,984	$44,206	$44,192
One to five years	156,677	156,397	61,594	63,006
Five to ten years	315,630	316,125	136,857	145,102
After ten years	340,539	346,038	589,200	615,473
	835,826	841,544	831,857	867,773
Federal agency collateralized mortgage obligations	60,600	61,577	144,022	147,453
Federal agency mortgage–backed pools	225,329	226,074	114,484	118,799
Private labeled mortgage–backed pools	31,856	31,617	—	—
Total available for sale investment securities	$1,153,611	$1,160,812	$1,090,363	$1,134,025
Held to maturity
Within one year	$5,222	$5,265	$7,302	$7,327
One to five years	65,739	66,982	42,742	44,358
Five to ten years	273,720	275,308	82,087	88,300
After ten years	870,896	880,830	25,290	28,471
	1,215,577	1,228,385	157,421	168,456
Federal agency collateralized mortgage obligations	48,482	47,465	2,661	2,697
Federal agency mortgage–backed pools	188,426	185,965	8,594	8,837
Private labeled mortgage–backed pools	99,958	98,176	—	—
Total held to maturity investment securities	$1,552,443	$1,559,991	$168,676	$179,990

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$268,732	$(2,483)	$15,820	$(430)	$284,552	$(2,913)
State and municipal	539,882	(9,389)	19,461	(582)	559,343	(9,971)
Federal agency collateralized mortgage obligations	56,027	(1,032)	—	—	56,027	(1,032)
Federal agency mortgage–backed pools	333,489	(3,644)	—	—	333,489	(3,644)
Private labeled mortgage–backed pools	113,057	(2,216)	—	—	113,057	(2,216)
Corporate notes	189,500	(3,229)	—	—	189,500	(3,229)
Total securities	$1,500,687	$(21,993)	$35,281	$(1,012)	$1,535,968	$(23,005)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$17,215	$(35)	$—	$—	$17,215	$(35)
State and municipal	56,287	(242)	1,245	(29)	57,532	(271)
Federal agency collateralized mortgage obligations	6,358	(17)	—	—	6,358	(17)
Total securities	$79,860	$(294)	$1,245	$(29)	$81,105	$(323)
No allowance for credit losses for available for sale debt securities or held to maturity securities was needed at December 31, 2021 and December 31, 2020. Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $14.6 million and $8.1 million at December 31, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses.
The U.S. government sponsored entities and agencies and mortgage–backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Information regarding security proceeds, gross gains and gross losses are presented below.

	Year Ended December 31
	2021	2020	2019
Sales of securities available for sale
Proceeds	$27,514	$77,213	$98,425
Gross gains	914	4,372	168
Gross losses	—	(75)	(243)
The tax effect of the proceeds from the sale of securities available for sale was $192,000, $902,000 and $(16,000) for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company pledges securities to secure retail and corporate repurchase agreements to the Federal Reserve for borrowing availability and as settlements for the fair value of swap agreements. At December 31, 2021, the Company had pledged $146.5 million of fair value or $145.0 million of amortized cost, in securities as collateral for

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

$130.8 million in repurchase agreements, $479.5 million of fair value or $453.6 million of amortized cost, in securities as collateral for borrowing availability at the Federal Reserve with no current outstanding borrowings and $37.2 million of fair value or $36.6 million of amortized cost, in securities as collateral for $7.2 million in settlements on the fair value of swap agreements.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents total loans outstanding by portfolio class, as of December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
Commercial
Owner occupied real estate	$549,014	$496,306
Non–owner occupied real estate	1,066,131	999,636
Residential spec homes	9,907	10,070
Development & spec land	22,712	26,372
Commercial and industrial	529,195	659,887
Total commercial	2,176,959	2,192,271
Real estate
Residential mortgage	563,811	598,700
Residential construction	30,571	25,586
Mortgage warehouse	109,031	395,626
Total real estate	703,413	1,019,912
Consumer
Direct installment	63,714	38,046
Indirect installment	372,575	357,511
Home equity	290,970	259,643
Total consumer	727,259	655,200
Total loans	3,607,631	3,867,383
Allowance for credit losses	(54,286)	(57,027)
Net loans	$3,553,345	$3,810,356
As of December 31, 2021 and 2020, loans originated under the Federal Paycheck Protection Program (“PPP”) totaled approximately $25.8 million and $208.9 million, respectively. Total loans include net deferred loan costs of $1.9 million at December 31, 2021 and net deferred loan fees of $1.7 million at December 31, 2020, respectively.

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
Non–performing Loans
The following table presents non–accrual loans, loans past due over 90 days still on accrual, and troubled debt restructured loans by class of loans:

	December 31, 2021
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–performing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$4,247	$—	$—	$603	$4,850	$2,796
Non–owner occupied real estate	761	—	285	—	1,046	1,046
Residential spec homes	—	—	—	—	—	—
Development & spec land	919	—	—	—	919	919
Commercial and industrial	694	—	—	—	694	456
Total commercial	6,621	—	285	603	7,509	5,217
Real estate
Residential mortgage	5,626	66	892	1,421	8,005	8,005
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	5,626	66	892	1,421	8,005	8,005
Consumer
Direct installment	7	—	—	—	7	7
Indirect installment	538	15	—	—	553	553
Home equity	2,170	64	344	367	2,945	2,945
Total consumer	2,715	79	344	367	3,505	3,505
Total	$14,962	$145	$1,521	$2,391	$19,019	$16,727

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2020
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–performing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$10,581	$—	$630	$168	11,379	$6,305
Non–owner occupied real estate	237	—	330	—	567	567
Residential spec homes	—	—	—	—	—	—
Development & spec land	70	—	—	—	70	70
Commercial and industrial	1,826	—	506	—	2,332	1,847
Total commercial	12,714	—	1,466	168	14,348	8,789
Real estate
Residential mortgage	5,674	17	922	1,381	7,994	7,097
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	5,674	17	922	1,381	7,994	7,097
Consumer
Direct installment	12	1	—	—	13	13
Indirect installment	1,174	120	—	—	1,294	1,294
Home equity	2,568	124	222	244	3,158	2,628
Total consumer	3,754	245	222	244	4,465	3,935
Total	$22,142	$262	$2,610	$1,793	$26,807	$19,821

There was no interest income recognized on non–accrual loans during the twelve months ended December 31, 2021 and 2020 while the loans were in non–accrual status. Included in the $15.0 million of non–accrual loans and the $1.5 million of non–performing TDRs at December 31, 2021 were $2.2 million and $290,000, respectively, of loans acquired for which there were accretable yields recognized.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents the payment status by class of loan, excluding non–accrual loans of $15.0 million and non–performing TDRs of $1.5 million at December 31, 2021:

	December 31, 2021
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$543,978	$789	—	—	$789	$544,767
Non–owner occupied real estate	1,063,377	1,708	—	—	1,708	1,065,085
Residential spec homes	9,907	—	—	—	—	9,907
Development & spec land	21,735	58	—	—	58	21,793
Commercial and industrial	527,448	974	79	—	1,053	528,501
Total commercial	2,166,445	3,529	79	—	3,608	2,170,053
Real estate
Residential mortgage	556,128	834	265	66	1,165	557,293
Residential construction	30,571	—	—	—	—	30,571
Mortgage warehouse	109,031	—	—	—	—	109,031
Total real estate	695,730	834	265	66	1,165	696,895
Consumer
Direct installment	63,295	409	3	—	412	63,707
Indirect installment	369,615	2,271	136	15	2,422	372,037
Home equity	287,382	849	161	64	1,074	288,456
Total consumer	720,292	3,529	300	79	3,908	724,200
Total	$3,582,467	$7,892	$644	$145	$8,681	$3,591,148

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents the payment status by class of loans, excluding non–accrual loans of $22.1 million and non–performing TDRs $2.6 million of at December 31, 2020:

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
At December 31, 2021 and 2020, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments, and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as a TDR unless the loan bears interest at a market rate. As of December 31, 2021, the Company had $3.9 million in TDRs and $2.4 million were performing according to the restructured terms and five TDRs were returned to accrual status during 2021. As of December 31, 2020, the Company had $4.4 million in TDRs and $1.8 million were performing according to the restructured terms and one TDR was returned to accrual status during 2020. There were no specific reserves allocated to TDRs at December 31, 2021 or 2020 based on the discounted cash flows or, when appropriate, the fair value of the collateral. These TDRs are exclusive of loans modified under the CARES Act during 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents TDRs by loan portfolio:

	December 31, 2021			December 31, 2020
	Non–accrual	Accruing	Total	Non-accrual	Accruing	Total
Commercial
Owner occupied real estate	$—	$603	$603	$630	$168	$798
Non–owner occupied real estate	285	—	285	330	—	330
Residential spec homes	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—
Commercial and industrial	—	—	—	506	—	506
Total commercial	285	603	888	1,466	168	1,634
Real estate
Residential mortgage	892	1,421	2,313	922	1,381	2,303
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	892	1,421	2,313	922	1,381	2,303
Consumer
Direct installment	—	—	—	—	—	—
Indirect installment	—	—	—	—	—	—
Home equity	344	367	711	222	244	466
Total consumer	344	367	711	222	244	466
Total	$1,521	$2,391	$3,912	$2,610	$1,793	$4,403

Loans Modified under the CARES Act
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At December 31, 2021 and 2020, the Bank modified loans totaling $10.9 million and $126.7 million, respectively, which qualify for treatment under the CARES Act.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The tables below present the amortized cost basis and ACL allocated for collateral dependent loans in accordance with ASC326, which are individually evaluated to determine expected credit losses, at December 31, 2021 and 2020.

	December 31, 2021
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$11,201	$103	$—	$11,304	$632
Non–owner occupied real estate	2,068	—	—	2,068	—
Development & spec land	919	—	—	919	—
Commercial and industrial	427	1,218	—	1,645	128
Total commercial	14,615	1,321	—	15,936	760
Total collateral dependent loans	$14,615	$1,321	$—	$15,936	$760

	December 31, 2020
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$11,309	$114	$—	$11,423	$1,605
Non–owner occupied real estate	1,032	—	—	1,032	—
Development & spec land	70	—	—	70	—
Commercial and industrial	2,245	210	—	2,455	252
Total commercial	14,656	324	—	14,980	1,857
Total collateral dependent loans	$14,656	$324	$—	$14,980	$1,857
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following tables present loans by credit grades and origination year at December 31, 2021.

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$86,798	$58,789	$61,134	$43,467	$46,327	$148,940	$60,539	$505,994
Special Mention	—	72	2,685	3,194	7,279	10,806	1,345	25,381
Substandard	—	1,003	1,312	3,192	1,957	9,401	774	17,639
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$86,798	$59,864	$65,131	$49,853	$55,563	$169,147	$62,658	$549,014

Non–owner occupied real estate
Pass	$175,538	$127,936	$113,907	$59,596	$126,334	$260,224	$148,876	$1,012,411
Special Mention	—	839	1,192	29,446	999	3,850	515	36,841
Substandard	720	—	6,045	1,096	425	7,793	800	16,879
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$176,258	$128,775	$121,144	$90,138	$127,758	$271,867	$150,191	$1,066,131

Residential spec homes
Pass	$1,115	$254	$155	$—	$—	$1,346	$7,037	$9,907
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$1,115	$254	$155	$—	$—	$1,346	$7,037	$9,907

Development & spec land
Pass	$2,282	$536	$503	$11	$1,822	$8,496	$7,837	$21,487
Special Mention	—	—	—	—	—	177	—	177
Substandard	—	—	—	—	11	289	748	1,048
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$2,282	$536	$503	$11	$1,833	$8,962	$8,585	$22,712

Commercial & industrial
Pass	$198,482	$48,245	$43,003	$47,975	$63,516	$69,384	$23,647	$494,252
Special Mention	592	3,278	2,090	4,588	3,781	7,427	3,295	25,051
Substandard	111	143	1,211	3,936	1,313	1,826	1,352	9,892
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	199,185	51,666	46,304	56,499	68,610	78,637	28,294	529,195
Total commercial	$465,638	$241,095	$233,237	$196,501	$253,764	$529,959	$256,765	$2,176,959

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$116,118	$105,051	$44,691	$50,778	$56,330	$182,838	$—	$555,806
Non–performing	—	78	448	854	66	6,559	—	8,005
Total residential mortgage	$116,118	$105,129	$45,139	$51,632	$56,396	$189,397	$—	$563,811

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$30,571	$30,571
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$30,571	$30,571

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$109,031	$109,031
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	—	—	—	—	—	—	109,031	109,031
Total real estate	$116,118	$105,129	$45,139	$51,632	$56,396	$189,397	$139,602	$703,413

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$18,826	$12,756	$13,390	$7,027	$6,036	$5,577	$95	$63,707
Non–performing	—	—	—	—	1	6	—	7
Total direct installment	$18,826	$12,756	$13,390	$7,027	$6,037	$5,583	$95	$63,714

Indirect installment
Performing	$160,194	$91,416	$58,907	$39,956	$17,014	$4,535	$—	$372,022
Non–performing	46	93	162	92	88	72	—	553
Total indirect installment	$160,240	$91,509	$59,069	$40,048	$17,102	$4,607	$—	$372,575

Home equity
Performing	$80,389	$51,856	$34,603	$26,924	$22,495	$65,059	$6,699	$288,025
Non–performing	9	114	37	90	166	1,321	1,208	2,945
Total home equity	80,398	51,970	34,640	27,014	22,661	66,380	7,907	290,970
Total consumer	$259,464	$156,235	$107,099	$74,089	$45,800	$76,570	$8,002	$727,259

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents loans by credit grades at December 31, 2020.

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
During the year ended December 31, 2019, the Company increased the allowance for loan losses by a charge to the income statement of $133,000. No allowance for loan losses were reversed for the year ended December 31, 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 6 – Allowance for Credit and Loan Losses
The following table represents, by loan portfolio segment, a summary of changes in the ACL on loans for the twelve months ended December 31, 2021 and 2020.

	Twelve Months Ended December 31, 2021
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$42,210	$4,620	$1,267	$8,930	$57,027
Credit loss expense (recovery)	(1,320)	(755)	(208)	199	(2,084)
PCD loans charge–offs	984	—	—	—	984
Charge–offs	(1,368)	(159)	—	(1,272)	(2,799)
Recoveries	269	150	—	739	1,158
Balance, end of period	$40,775	$3,856	$1,059	$8,596	$54,286

	Twelve Months Ended December 31, 2020
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$11,996	$923	$1,077	$3,671	$17,667
Impact of adopting ASC 326	10,832	4,048	—	4,911	19,791
Initial PCD allowance	2,786	—	—	—	2,786
Credit loss expense (recovery)	19,198	(184)	190	1,547	20,751
PCD loan charge–offs	(2,105)	—	—	—	(2,105)
Charge–offs	(653)	(204)	—	(2,169)	(3,026)
Recoveries	156	37	—	970	1,163
Balance, end of period	$42,210	$4,620	$1,267	$8,930	$57,027

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
The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company’s historical look–back period includes January 2013 through the current period, on a monthly basis. When historical credit loss experience is not sufficient for a specific portfolio, the Company may supplement its own portfolio data with external models or data.
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
Note 7 – Premises and Equipment

	December 31 2021	December 31 2020
Land	$28,079	$27,224
Buildings and improvements	86,507	86,004
Furniture and equipment	33,136	29,940
Total cost	147,722	143,168
Accumulated depreciation	(54,281)	(50,752)
Net premises and equipment	$93,441	$92,416

Note 8 – Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.540 billion and $1.527 billion at December 31, 2021 and 2020.
The aggregate fair value of capitalized mortgage servicing rights was approximately $15.2 million, $12.4 million and $14.4 million at December 31, 2021, 2020 and 2019, compared to the carrying values of $15.2 million, $12.5 million and $14.3 million, respectively. The fair value of capitalized mortgage servicing rights was approximately $13.9 million on January 1, 2019. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights. Mortgage servicing rights are included in other assets on the balance sheets as of December 31, 2021 and 2020.

	December 31 2021	December 31 2020	December 31 2019
Mortgage servicing rights
Balances, January 1	$17,644	$15,046	$12,876
Servicing rights capitalized	4,209	5,530	3,547
Amortization of servicing rights	(4,073)	(2,932)	(1,377)
Balances, December 31	17,780	17,644	15,046
Impairment allowance
Balances, January 1	(5,172)	(719)	(527)
Additions	—	(5,106)	(234)
Reductions	2,578	653	42
Balances, December 31	(2,594)	(5,172)	(719)
Mortgage servicing rights, net	$15,186	$12,472	$14,327
During 2021 the Bank recorded a recovery of impairment of approximately $2.6 million. During 2020 and 2019 the Bank recorded additional impairment of approximately $4.5 million and $192,000, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 9 – Goodwill and Intangible Assets

	December 31 2021	December 31 2020
Balance, January 1	$151,238	$151,238
Goodwill acquired	3,334	—
Balances, December 31	$154,572	$151,238
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
No impairment loss was recorded in 2021 or 2020. The Company tested goodwill for impairment during 2021 and 2020. In both valuations, the fair value exceeded the Company’s carrying value, therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “Goodwill and Intangible Assets” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10–K.
On September 17, 2021, the TCF branch acquisition resulted in goodwill of $3.3 million.
As a result of the acquisition of American Trust & Savings Bank in 2010; Heartland in 2012; Summit in 2014; Peoples in 2015; Kosciusko, LaPorte and CNB in 2016; Lafayette and Wolverine in 2017; Salin in 2019; and TCF in 2021; the Company has recorded certain amortizable intangible assets related to core deposit intangibles. These core deposit intangibles are being amortized over seven years to ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Core deposit intangible	$42,220	$(21,279)	$40,590	$(17,635)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Amortization expense for intangible assets totaled $3.9 million, $3.8 million, and $3.5 million for the years ended December 31, 2021, 2020 and 2019. Estimated amortization for the years ending December 31 is as follows:

Year	Amount
2022	$3,702
2023	3,612
2024	3,403
2025	3,044
2026	2,566
Thereafter	4,614
$20,941

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
When the Company adopted the guidance on January 1, 2019, it elected the optional alternative transition method permitted by ASU 2018–11 allowing for recognition of applicable leases as of January 1, 2019. Additionally, the Company elected the following accounting policies:
•The practical expedient package that forgoes:
•Reassessment of any expired or existing contracts for a lease
•Reassessment of lease classification for expired or existing leases
•Reassessment of initial direct costs for existing leases
•The hindsight practical expedient to determine lease term and impairment of ROU assets
•Other practical expedients regarding combination of lease and non–lease components and the exclusion of short–term leases
•The Company did not elect to follow the practical expedients for land easements and the portfolio approach
Operating leases relate primarily to bank branches and office space with remaining average lease terms of seven years. The weighted average discount rate utilized to calculate the ROU asset and operating lease liability was approximately 2.57%, which represents the incremental borrowing rate. At inception, the Company recorded a ROU asset and operating lease liability of $3.5 million. At December 31, 2021, a ROU asset of $2.0 million is included in other assets and an operating lease liability of $2.0 million is included in other liabilities. Options to extend a lease were considered in the remaining lease term determination. The lease expense for operating leases was $484,000 for the year ended December 31, 2021. The weighted average remaining life of leases was 4.5 years at December 31, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Future minimum operating lease payments under non-cancellable leases with initial or remaining lease terms at December 31, 2021 were as follows:

Year	Amount
2022	$504
2023	504
2024	459
2025	323
2026 and thereafter	323
Total lease payments	$2,113
Less: Interest	(365)
Present value of lease liabilities	$1,748

Note 11 – Deposits

	December 31 2021	December 31 2020
Non–interest bearing demand deposits	$1,360,338	$1,053,242
Interest bearing demand deposits	1,947,973	1,420,359
Money market (variable rate)	826,317	702,227
Savings deposits	937,477	680,087
Certificates of deposit of $250,000 or more	299,537	242,417
Other certificates and time deposits	431,349	432,801
Total deposits	$5,802,991	$4,531,133
Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2022	$496,468	$15,256	$511,724
2023	132,823	16,648	149,471
2024	43,875	—	43,875
2025	13,344	—	13,344
2026	12,269	—	12,269
Thereafter	203	—	203
	$698,982	$31,904	$730,886

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 12 – Borrowings

	December 31 2021	December 31 2020
Federal Home Loan Bank advances, variable and fixed rates ranging from 0.01% to 4.90%, due at various dates through July 23, 2031	$525,484	$365,538
Securities sold under agreements to repurchase	130,798	109,462
Secured borrowings	19,471	—
Total borrowings	$675,753	$475,000
The Federal Home Loan Bank advances are secured by first and second mortgage loans, commercial real estate loans and mortgage warehouse loans totaling approximately $830.8 million. Advances are subject to restrictions or penalties in the event of prepayment. At December 31, 2021, the Bank had a total of $425.0 million in putable advances. The call dates for these advances range from January 24, 2022 to October 24, 2022 even though maturity dates extend beyond those dates.
At December 31, 2021, the Bank had available approximately $672.7 million in credit lines with various money center banks, including the FHLB.

Contractual maturities in years ending December 31 are as follows:

Year	Amount
2022	$200,377
2023	112
2024	50,117
2025	73
2026	75,074
Thereafter	350,000
$675,753

Note 13 – Repurchase Agreements
Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by federal agency collateralized mortgage obligations and federal agency mortgage-backed pools and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2021 and 2020 totaled $145.2 million and $109.5 million and the daily average of such agreements totaled $123.7 million and $100.2 million. The agreements at December 31, 2021 are overnight agreements.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table shows repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase–to–maturity transactions
Repurchase Agreements	$130,798	$—	$—	$—	$—	$—	$130,798
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$31,372	$—	$—	$—	$—	$—	$31,372
Federal agency mortgage–backed pools	98,474	—	—	—	—	—	98,474
Private labeled mortgage–backed pools	16,639	—	—	—	—	—	16,639
Total	$146,485	$—	$—	$—	$—	$—	$146,485

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 15 – Junior Subordinated Debentures Issued to Capital Trusts
In October of 2004, Horizon formed Horizon Statutory Trust II (“Trust II”), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 1.95% (2.16% at December 31, 2021) and mature on November 23, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to October 31, 2009, the first call date of the securities.
In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (“Trust III”), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 1.65% (1.86% at December 31, 2021) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities.
The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (“Alliance Trust”), to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 2.65% (2.86% at December 31, 2021) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.
The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (“Am Tru Trust”), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 2.85% (3.06% at December 31, 2021) and mature in December 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $3.5 million, net of the remaining purchase discount, at December 31, 2021.
The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (“Heartland Trust”), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 1.67% (1.88% at December 31, 2021) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $2.0 million, net of the remaining purchase discount, at December 31, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The Company assumed additional debentures as the result of the LaPorte merger in July 2016. In October 2007, LaPorte assumed debentures as the result of its acquisition of City Savings Financial Corporation (“City Savings”). In June 2003, City Savings formed City Savings Statutory Trust I a wholly owned business trust (“City Savings Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from City Savings. The junior subordinated debentures are the sole assets of City Savings Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 3.10% (3.31% at December 31, 2021) and mature in June 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $4.5 million, net of the remaining purchase discount, at December 31, 2021.
The Company assumed additional debentures as the result of the Salin merger in March 2019. In October 2003, Salin Bancshares, Inc. (“Salin”) formed Salin Statutory Trust I (“Salin Trust”), to sell $20.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Salin. The junior subordinated debentures are the sole assets of Salin Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 2.95% (3.16% at December 31, 2021) and mature in October 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $17.9 million, net of the remaining purchase discount, at December 31, 2021.
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
The ESOP exists for the benefit of substantially all employees. Contributions to the ESOP are by Horizon and are determined by the Board of Directors at its discretion. The contributions may be made in the form of cash or common stock. Shares are allocated among participants each December 31 on the basis of each participant’s eligible compensation to total eligible compensation. Eligible compensation is limited to $290,000 for each participant. Dividends on shares held by the plan, at the discretion of each participant, may be distributed to an individual participant or left in the plan to purchase additional shares.
Total cash contributions and expense recorded for the ESOP was $0 in 2021, $591,000 in 2020 and $719,000 in 2019.
The ESOP, which is not leveraged, owned a total of 740,113 shares of Horizon’s stock or 1.7% of the outstanding shares as of December 31, 2021.
Horizon's ESOP was terminated on July 1, 2021. The Internal Revenue Service issued a favorable determination letter on October 29, 2021, and the Plan is in the process of distributing the assets to participants which is expected to be completed by the second quarter of 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 17 – Employee Benefit Plans
The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the Plan totaled approximately $1.5 million in 2021, $1.4 million in 2020 and $1,200,000 in 2019.
The Plan owned a total of 842,396 shares of Horizon’s stock or 1.9% of the outstanding shares as of December 31, 2021.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 18 – Income Tax

	December 31 2021	December 31 2020	December 31 2019
Income tax expense
Currently payable
Federal	$11,742	$16,914	$11,143
State	1,303	2,377	140
Deferred
Federal	2,056	(7,970)	1,787
State	255	(1,451)	233
Total income tax expense	$15,356	$9,870	$13,303
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 21%	$21,514	$16,457	$16,767
Tax exempt interest	(5,362)	(4,090)	(2,977)
Tax exempt income	(604)	(531)	(587)
Stock compensation	(250)	(160)	(324)
Other tax exempt income	(404)	(334)	(313)
State tax	1,231	733	295
Tax credit investments	(981)	(2,284)	—
Nondeductible and other	212	79	442
Actual tax expense	$15,356	$9,870	$13,303

	December 31 2021	December 31 2020
Assets
Allowance for loan losses	$13,707	$13,966
Net operating loss and tax credits (from acquisitions)	—	3
Director and employee benefits	2,094	2,035
Other	1,785	3,139
Total assets	17,586	19,143
Liabilities
Depreciation	(4,540)	(4,374)
State tax	(261)	(315)
Federal Home Loan Bank stock dividends	(371)	(363)
Difference in basis of intangible assets	(3,476)	(2,921)
Fair value adjustment on acquisitions	(3,435)	(3,284)
Unrealized gain on AFS securities and fair value hedge	(1,953)	(7,404)
Other	(222)	(294)
Total liabilities	(14,258)	(18,955)
Net deferred tax asset/(liability)	$3,328	$188
Retained earnings of the Bank include approximately $12.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions income to bad debt deductions as of December 31, 1987 for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

unrecorded deferred income tax liability on the above amount for the Company was approximately $2.7 million at December 31, 2021.
The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2018.
Note 19 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss included in capital are as follows:

	December 31 2021	December 31 2020
Unrealized gain on securities available for sale	$7,201	$43,662
Unamortized loss on securities held to maturity, previously transferred from AFS	5,770	(165)
Unrealized loss on derivative instruments	(3,673)	(8,243)
Tax effect	(1,953)	(7,402)
Total accumulated other comprehensive income	$7,345	$27,852

Note 20 – Commitments, Off–Balance Sheet Risk and Contingencies
The Bank was not required to have any cash on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2021. These balances would be included in cash and cash equivalents and would not earn interest.
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
At December 31, 2021 and 2020, commitments to make loans amounted to approximately $1.3 billion and $917.4 million and commitments under outstanding standby letters of credit amounted to approximately $12.7 million and $12.4 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Company determines the estimated amount of expected credit extensions based on historical usage to calculate the amount of exposure for a loss estimate. After review of the expected credit losses on off–balance sheet exposures, the Company determined the amount not being recorded as immaterial at this time. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, or leverage ratio. For December 31, 2021 and 2020, Basel III rules require the Company and Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.
To be categorized as well capitalized, the Company and Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk- based and Tier I leverage ratios as set forth in the table below. As of December 31, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the year ending December 31, 2021 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies. As indicated in Note 1, the Company adopted ASC 326 and has elected to apply the CECL transition provisions.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Horizon and the Bank’s actual and required capital ratios as of December 31, 2021 and 2020 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital (to risk–weighted assets)(1)
Consolidated	$708,198	15.71%	$360,737	8.00%	$473,468	10.50%	N/A	N/A
Bank	664,061	14.72%	361,015	8.00%	473,832	10.50%	$451,269	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	661,729	14.68%	270,553	6.00%	383,284	8.50%	N/A	N/A
Bank	617,592	13.69%	270,761	6.00%	383,578	8.50%	361,015	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	541,920	12.02%	202,915	4.50%	315,645	7.00%	N/A	N/A
Bank	617,592	13.69%	203,071	4.50%	315,888	7.00%	293,325	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	661,729	9.05%	292,335	4.00%	292,335	4.00%	N/A	N/A
Bank	617,592	8.50%	290,646	4.00%	290,646	4.00%	363,307	5.00%
December 31, 2020
Total capital (to risk–weighted assets)(1)
Consolidated	$548,364	13.95%	$314,395	8.00%	$412,644	10.500%	N/A	N/A
Bank	497,227	12.65%	314,452	8.00%	412,718	10.500%	$393,065	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	530,643	13.50%	235,796	6.00%	334,044	8.500%	N/A	N/A
Bank	479,506	12.20%	235,823	6.00%	334,082	8.500%	314,430	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	473,150	12.04%	176,846	4.50%	275,094	7.500%	N/A	N/A
Bank	479,506	12.20%	176,867	4.50%	275,126	7.500%	255,475	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	530,643	10.50%	202,111	4.00%	202,111	4.000%	N/A	N/A
Bank	479,506	9.49%	202,110	4.00%	202,110	4.000%	252,638	5.00%
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
A summary of option activity under the 2003 Plan as of December 31, 2021, and changes during the year then ended, is presented below:

	Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	4,050	$7.49
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding, end of year	4,050	7.49	0.45	$54,095
Exercisable, end of year	4,050	7.49	0.45	54,095
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
The fair value of options granted is estimated on the date of the grant using an option–pricing model with the following weighted–average assumptions:

For the Year Ended December 31
2019
Dividend yields	2.39%
Volatility factors of expected market price of common stock	28.67%
Risk-free interest rates	2.61%
Expected life of options	8 years
A summary of option activity under the 2013 Plan as of December 31, 2021, and changes during the year then ended, is presented below:

	Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	305,362	$12.52
Granted	—	—
Exercised	(104,484)	10.45
Forfeited	—	—
Outstanding, end of year	200,878	14.46	4.95	$1,283,614
Exercisable, end of year	188,888	14.32	4.81	1,234,355
The weighted average grant–date fair value of options granted during the years 2021, 2020 and 2019 was $0.00, $0.00 and $4.44.
On January 19, 2021, the Board of Directors adopted the Horizon Bancorp 2021 Omnibus Equity Incentive Plan (“2021 Plan”), which was approved by the Company’s shareholders on May 6, 2021. Under the 2021 Plan, Horizon may issue up to 1,787,548 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2021 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The restricted shares can vest over a period of time established by the Committee at the time of each grant, but the restricted shares already granted under the 2021 Plan generally vest at the end of three, four or five years of continuous employment. Holders of restricted shares receive dividends and may vote the shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight–line method over the vesting period.
The performance shares that are awarded become earned and vested based on the achievement of certain performance goals during a performance period as established by the Committee at the time of each grant. The performance goals under the presently–awarded grant agreements are based on a comparison of the Company’s average performance over the performance period for the return on common equity, compounded annual growth rate of total assets, and return on average assets, all as relative to the average performance for publicly traded banks with total assets between $3 billion and $7 billion on the SNL Bank Index. Holders of performance awards receive pass–through dividends but do not have any voting rights before the performance shares are earned and vested.
The option shares granted under the 2021 Plan vest at a rate designated per the individual agreements.
A summary of the status of Horizon’s non–vested restricted and performance shares as of December 31, 2021 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non–vested,beginning of year	334,890	$13.90
Vested	(68,679)	20.21
Granted	161,823	18.91
Forfeited	(4,725)	14.48
Non–vested,end of year	423,309	14.78
Total compensation cost recognized in the income statement for option–based payment arrangements during 2021 and was $68,000 and the related tax benefit recognized was approximately $14,000. Total compensation cost recognized in the income statement for option–based payment arrangements during 2020 and 2019 was $132,000 and $215,000 and the related tax benefit recognized was $28,000 and $45,000, respectively. No stock options were granted during 2021 or 2020.
Total compensation cost recognized in the income statement for restricted share and performance share based payment arrangements during 2021, 2020 and 2019 was $1.8 million, $1.2 million, and $705,000. The recognized tax benefit related thereto was approximately $368,000, $253,000, and $148,000 for the years ended December 31, 2021, 2020 and 2019.
Cash received from option exercise under all share–based payment arrangements for the years ended December 31, 2021, 2020 and 2019 was $1.1 million, $255,000, and $236,000. The actual tax benefit realized for the tax deductions from option exercise of the share–based payment arrangements totaled $334,000, $59,000, and $104,000, for the years ended December 31, 2021, 2020 and 2019.
As of December 31, 2021, there was $3.2 million of total unrecognized compensation cost related to all non–vested share–based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted–average period of 2.41 years. Under all plans, forfeitures of share–based compensation grants are recognized as they occur.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 23 – Derivative Financial Instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt which matured on December 16, 2021. The agreement provided for the Company to receive interest from the counterparty at three months LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 4.20% on a notional amount of $12.0 million at December 31, 2020. Under the agreement, the Company paid or received the net interest amount monthly, with the monthly settlements included in interest expense.
The Company assumed an additional interest rate swap agreement as the result of the LaPorte acquisition in July 2016 which matured on March 15, 2021. The agreement provided for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average rate of 2.62% on a notional amount of $10.0 million at December 31, 2020. Under the agreement, the Company paid or received the net interest amount monthly, with the monthly settlements included in interest expense.
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counter party at a rate of 2.81% on a notional amount of $50.0 million at December 31, 2021 and 2020. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreements as cash flow hedging instruments. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At December 31, 2021, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. At December 31, 2021, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan and security agreements being hedged were $489.0 million at December 31, 2021 and $442.7 million at December 31, 2020.
Other Derivative Instruments
The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2021, the Company’s fair values of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	December 31, 2021		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$14,419	Other liabilities	$18,092
Total derivatives designated as hedging instruments		14,419		18,092
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	1,037	Other liabilities	238
Total derivatives not designated as hedging instruments		1,037		238
Total derivatives		$15,456		$18,330

	Asset Derivatives		Liability Derivatives
	December 31, 2020		December 31, 2020
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other assets	$35,388	Other liabilities	$43,631
Total derivatives designated as hedging instruments		35,388		43,631
Derivatives not designated as hedging instruments
Mortgage loan contracts	Other assets	1,045	Other liabilities	—
Total derivatives not designated as hedging instruments		1,045		—
Total derivatives		$36,433		$43,631
The effect of the derivative instruments on the consolidated statement of income for the 12–month periods ended December 31 is as follows:

	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion) Years Ended December 31
	2021	2020	2019
Derivatives in cash flow hedging relationship
Interest rate contracts	$3,610	$(3,004)	$(2,117)

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

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2021	2020	2019
Derivative in fair value hedging relationship
Interest rate contracts	Interest income–loans	$(19,588)	$(20,962)	$(11,380)
Interest rate contracts	Interest income–loans	19,588	20,962	11,380
Total		$—	$—	$—

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2021	2020	2019
Derivative not designated as hedging relationship
Mortgage contracts	Other income – gain on sale of loans	$(246)	$819	$91

Note 24 – Disclosures about fair value of assets and liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:
Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2021.
Available for sale securities
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and federal agency securities, state and municipal securities, federal agency mortgage obligations and mortgage–backed pools, private–label mortgage–backed pools and corporate notes. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. Observable inputs include dealer quotes, market spreads, cash flow analysis, the U.S. Treasury yield curve, trade execution data, market consensus prepayment spreads and available credit information and the bond’s terms and conditions. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

market information including quoted prices of securities with similar characteristics and, because many fixed–income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping, and matrix pricing. In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include state and municipal securities, U.S. Government–sponsored mortgage–backed securities and corporate securities. Level 3 fair value for securities was determined using grid pricing that incorporates market estimates based on interest rates, maturity dates, coupon rates and ratings. Level 3 fair value for securities that have little to no market activity can also be priced at book value for lack of another reasonable pricing source or methodology.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$116,979	$—	$116,979	$—
State and municipal	639,746	—	519,282	120,464
Federal agency collateralized mortgage obligations	61,577	—	61,577	—
Federal agency mortgage–backed pools	226,074	—	226,074	—
Private labeled mortgage–backed pools	31,617	—	31,617	—
Corporate notes	84,819	—	79,787	5,032
Total available for sale securities	1,160,812	—	1,035,316	125,496
Interest rate swap agreements asset	14,419	—	14,419	—
Forward sale commitments	1,037	—	1,037	—
Interest rate swap agreements liability	(18,092)	—	(18,092)	—
Commitments to originate loans	(238)	—	(238)	—

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
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the year ended December 31, 2021.

Available for Sale Securities
Years Ended December 31
2021
Beginning balance	$—
Included in other comprehensive income	(134)
Purchases, issuances and settlements	125,630
Principal payments	—
Ending balance	$125,496
Realized gains and losses included in net income for the periods are reported in the consolidated statements of income as follows:

	Years Ended December 31
Non–interest Income	2021	2020	2019
Total gains and losses from:
Hedged loans	$(19,588)	$(20,962)	$(11,380)
Fair value interest rate swap agreements	19,588	20,962	11,380
Derivative loan commitments	(246)	819	91
	$(246)	$819	$91
Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Collateral dependent loans	$15,176	$—	$—	$15,176
Mortgage servicing rights	15,186	—	—	15,186
December 31, 2020
Collateral dependent loans	$13,123	$—	$—	$13,123
Mortgage servicing rights	12,472	—	—	12,472
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
Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month–end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs were reduced by $2.6 million in 2021 and $5.2 million in 2020 for the fair value.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2021 and 2020.

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and municipal securities	$120,464	Grid pricing	Maturity date, Weighted average coupon	1 month–16 years, 2.05%
Corporate securities	5,032	Grid pricing	Maturity date, Weighted average coupon	9 years–17 years, 3.97%
Collateral dependent loans	15,176	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0.0%–54.0% (4.8%)
Mortgage servicing rights	15,186	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	8.0%–8.0% (8.0%), 8.4%–14.6% (11.6%), 0.0%–2.0%(0.4%)

	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$13,123	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0.0%–72.0% (12.4%)
Mortgage servicing rights	12,472	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	7.8%–7.8% (7.8%), 11.5%–20.9% (17.5%), 0.0%–1.0%(0.8%)

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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2021 and December 31, 2020. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by the FASB ASC fair value hierarchy.

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

	December 31, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$593,508	$593,508	$—	$—
Interest–earning time deposits	4,782	—	4,861	—
Investment securities, held to maturity	1,552,443	—	1,513,520	46,471
Loans held for sale	12,579	—	—	12,579
Loans (excluding loan level hedges), net	3,553,345	—	—	3,462,443
Stock in FHLB	24,440	—	24,440	—
Interest receivable	26,137	—	26,137	—
Liabilities
Non–interest bearing deposits	$1,360,338	$1,360,338	$—	$—
Interest bearing deposits	4,442,653	—	4,369,011	—
Borrowings	675,753	—	671,289	—
Subordinated notes	58,750	—	57,906	—
Junior subordinated debentures issued to capital trusts	56,785	—	53,420	—
Interest payable	2,235	—	2,235	—

	December 31, 2020
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$249,711	$249,711	$—	$—
Interest–earning time deposits	8,965	—	9,136	—
Investment securities, held to maturity	168,676	—	179,990	—
Loans held for sale	13,538	—	—	13,538
Loans (excluding loan level hedges), net	3,810,356	—	—	3,767,348
Stock in FHLB	23,023	—	23,023	—
Interest receivable	21,396	—	21,396	—
Liabilities
Non–interest bearing deposits	$1,053,242	$1,053,242	$—	$—
Interest bearing deposits	3,477,891	—	3,466,522	—
Borrowings	475,000	—	483,245	—
Subordinated notes	58,603	—	57,626	—
Junior subordinated debentures issued to capital trusts	56,548	—	52,676	—
Interest payable	2,712	—	2,712	—

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
Note 27 – Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp, Inc.:
Condensed Balance Sheets

	December 31 2021	December 31 2020
Assets
Total cash and cash equivalents	$53,907	$127,044
Investment in subsidiaries	796,054	685,966
Other assets	9,510	3,902
Total assets	$859,471	$816,912
Liabilities
Subordinated notes	$58,750	$58,603
Junior subordinated debentures issued to capital trusts	56,785	56,548
Other liabilities	20,727	9,545
Stockholders’ Equity	723,209	692,216
Total liabilities and stockholders’ equity	$859,471	$816,912
Condensed Statements of Income

	Years Ended December 31
	2021	2020	2019
Operating Income (Expense)
Dividend income from subsidiaries	$22,500	$61,400	$46,150
Other income	25	106	—
Interest expense	(5,767)	(4,483)	(3,209)
Employee benefit expense	(1,890)	(1,997)	(1,687)
Other expense	(591)	(517)	(416)
Income Before Undistributed Income of Subsidiaries	14,277	54,509	40,838
Undistributed Income of Subsidiaries	71,439	13,131	25,053
Income Before Tax	85,716	67,640	65,891
Income Tax Benefit	1,375	859	647
Net Income Available to Common Shareholders	$87,091	$68,499	$66,538

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Condensed Statements of Comprehensive Income

	Years Ended December 31
	2021	2020	2019
Net Income	$87,091	$68,499	$66,538
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments, net of taxes	3,610	(3,004)	(2,117)
Unrealized appreciation for the period on held to maturity securities, net of taxes	4,687	(46)	(92)
Unrealized appreciation (depreciation) on available for sale securities, net of taxes	(28,082)	27,865	16,726
Less: reclassification adjustment for realized (gains) losses included in net income, net of taxes	(722)	(3,395)	59
	(20,507)	21,420	14,576
Comprehensive Income	$66,584	$89,919	$81,114
Condensed Statements of Cash Flows

	Years Ended December 31
	2021	2020	2019
Operating Activities
Net income	$87,091	$68,499	$66,538
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(71,439)	(13,131)	(25,053)
Change in:
Share based compensation	68	132	215
Amortization of unearned compensation	1,751	1,206	705
Other assets	730	(20)	(5,449)
Other liabilities	946	(14)	1,629
Net cash provided by operating activities	19,147	56,672	38,585
Investing Activities
Repurchase of outstanding stock	(7,607)	(19,636)	(1,595)
Capital contribution to subsidiary	(60,000)	—	—
Acquisition of Salin	—	—	2,350
Net cash (used in) provided by investing activities	(67,607)	(19,636)	755
Financing Activities
Net change in borrowings	384	16	98
Dividends paid on common shares	(24,768)	(21,183)	(20,835)
Proceeds from issuance of stock	(1,355)	1,390	1,705
Stock option exercises	1,062	—	—
Net proceeds from issuance of subordinated notes	—	58,824	—
Net cash used in financing activities	(24,677)	39,047	(19,032)
Net Change in Cash and Cash Equivalents	(73,137)	76,083	20,308
Cash and Cash Equivalents at Beginning of Year	127,044	50,961	30,653
Cash and Cash Equivalents at End of Year	$53,907	$127,044	$50,961

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 28 – Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly consolidated results of operations:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021
Interest income	$47,589	$47,420	$50,868	$54,118
Interest expense	5,051	4,788	4,324	4,142
Net interest income	42,538	42,632	46,544	49,976
Provision for loan losses	367	(1,492)	1,112	(2,071)
Gain (loss) on sale of securities	914	—	—	—
Net income	$20,422	$22,173	$23,071	$21,425
Earnings per share:
Basic	$0.46	$0.50	$0.53	$0.49
Diluted	0.46	0.50	0.52	0.49
Average shares outstanding:
Basic	43,919,549	43,950,501	43,810,729	43,534,298
Diluted	44,072,581	44,111,103	43,958,870	43,733,416

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Interest income	$51,654	$50,344	$50,146	$53,234
Interest expense	10,729	7,348	6,749	9,612
Net interest income	40,925	42,996	43,397	43,622
Provision for loan losses	8,600	7,057	2,052	3,042
Gain (loss) on sale of securities	339	248	1,088	2,622
Net income	$11,655	$14,639	$20,312	$21,893
Earnings per share:
Basic	$0.26	$0.33	$0.46	$0.50
Diluted	0.26	0.33	0.46	0.50
Average shares outstanding:
Basic	44,658,512	43,781,249	43,862,435	43,862,435
Diluted	44,756,716	43,802,794	43,903,881	43,903,881

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Horizon Bancorp, Inc.
Michigan City, Indiana
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Horizon Bancorp, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 9, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Allowance for Credit Losses (“ACL”)

The Company’s loan portfolio totaled $3.5 billion as of December 31, 2021 and the allowance for credit losses on loans was $54.0 million. As more fully described in Notes 1, 5 and 6 to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date, for existing financial instruments held at amortized cost, securities classified as available for sale and off-balance sheet exposures, such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company.

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

We identified the ACL at December 31, 2021 as a critical audit matter. Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s identification of credit quality indicators, grouping of loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan credit risk grades.

Our audit procedures related to the estimated allowance for credit losses at December 31, 2021 included:

•Testing the design and operating effectiveness of internal controls, including those related to technology, over the ACL, the establishment of qualitative adjustments for current and expected conditions, grading and risk classification of loans and establishment of specific reserves on individually evaluated loans and management’s review controls over the ACL balance as a whole including attending internal CECL committee, commercial watch, and disclosure committee meetings.

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

•Evaluating the overall reasonableness of qualitative factors and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years.

•Evaluating credit quality indicators such as trends in delinquencies, nonaccruals, charge-offs, and loan grades.

•Identifying fields in the various loan systems that defined the loan pools and tested the design and operating effectiveness of internal controls surrounding the input and maintenance of those fields.
BKD, LLP
We have served as the Company’s auditor since 1998.
Indianapolis, Indiana
March 9, 2022

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Horizon Bancorp, Inc.
Michigan City, Indiana
Opinion on the Internal Control over Financial Reporting

We have audited Horizon Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 9, 2022, expressed an unqualified opinion.
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
March 9, 2022

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
The consolidated financial statements in the Annual Report have been audited by BKD, LLP, an independent registered public accounting firm, for 2021, 2020 and 2019. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

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
Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Horizon’s internal control over financial reporting as of December 31, 2021 is effective based on the specified criteria.
Attestation Report of Registered Public Accounting Firm
BKD, LLP, independent registered public accounting firm, has issued an attestation report on management’s assessment of Horizon’s internal control over financial reporting. This report appears in Item 8, following BKD, LLP’s audit report.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended December 31, 2021, there were no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

HORIZON BANCORP, INC.
PART III
Certain information is omitted from this report pursuant to General Instruction G. (3) of Form 10–K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2021.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	204,928	$14.32	1,621,711
Equity compensation plans not approved by security holders	—	$—	—
	204,928	$14.32	1,621,711
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed As Part of This Annual Report on Form 10–K:
1.    Financial Statements
The following financial statements are filed as part of this document under Item 8:
Consolidated Balance Sheets at December 31, 2021 and 2020
Consolidated Statements of Income, years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Comprehensive Income, years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity, years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows, years ended December 31, 2021, 2020 and 2019 Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
2.    Financial Statement Schedules
Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.
3.    Exhibits
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number	Description	Incorporated by Reference/Attached

3.1	Amended and Restated Articles of Incorporation of Horizon Bancorp, Inc. effective May 16, 2018	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8–K filed on May 16, 2018

3.2	Amended and Restated Bylaws of Horizon Bancorp, Inc.	Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8–K filed on January 23, 2020

4.1	Description of Common Stock	Incorporated by reference to Exhibit 4.1 to Registrant's Form 10–K for the year ended December 31, 2020

4.2	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10–K for the year ended December 31, 2009

4.3	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10–K for the year ended December 31, 2009

4.4	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8–K filed on December 21, 2006

4.5	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8–K filed on December 21, 2006

4.6	Indenture for Subordinated Debt, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.1 to Registrant's Form 8–K filed on June 24, 2020

4.7	First Supplemental Indenture, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.2 to Registrant's Form 8–K filed on June 24, 2020

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
10.1*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders

10.2*	Form of Restricted Stock Award Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10–K for the year ended December 31, 2009

10.3*	Form of Option Grant Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10–K for the year ended December 31, 2009

10.4*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders

10.5*	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on June 18, 2013

10.6*	Form of Nonqualified Stock Option Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on June 18, 2013

10.7*	Form of Performance Share Award Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on March 27, 2017

10.8*	Form of Performance Share Award Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on March 27, 2017

10.9*	Form of Restricted Stock Award Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9 to Registrant’s Form10-Kfiled on February 28, 2018

10.10*	Form of Restricted Stock Award Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10–K filed on February 28, 2018

10.11*	Horizon Bancorp, Inc. 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders

10.12*	Form of Restricted Stock Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on May 11, 2021

10.13*	Form of Restricted Stock Award Agreement (performance–based) under 2021 Omnibus Equity Incentive Plan	Attached

10.14*	Form of Restricted Stock Unit Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 to Registrant's Form 8–K filed on May 11, 2021

10.15*	Form of Restricted Stock Unit Award Agreement (performance–based) under 2021 Omnibus Equity Incentive Plan	Attached

10.16*	Form of Stock Option Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to Registrant's Form 8–K filed on May 11, 2021

10.17*	1997 Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1997, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222329)

10.18*	2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222329)

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
10.19*	1998 Directors Deferred Compensation Plan, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222330)

10.20*	Amended and Restated 2005 Directors Deferred Compensation Plan, dated December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222330)

10.21*	Description of Executive Officer Bonus Plan	Incorporated by reference to Exhibit 10.15 to Registrant's Form 10–K for the year ended December 31, 2020

10.22*	Amended and Restated Employment Agreement (Craig M. Dwight), dated January 1, 2020	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 8–K filed on January 7, 2020

10.23*	Amended and Restated Employment Agreement (James D. Neff), dated January 1, 2020	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 8–K filed on January 7, 2020

10.24*	Change in Control Agreement (Craig M. Dwight), dated January 1, 2020	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on January 7, 2020

10.25*	Change in Control Agreement (James D. Neff), dated January 1, 2020	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on January 7, 2020

10.26*	Change in Control Agreement (Mark E. Secor), dated January 1, 2020	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8–K filed on January 7, 2020

10.27*	Change in Control Agreement (Kathie A. DeRuiter), dated January 1, 2020	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8–K filed on January 7, 2020

10.28*	Change in Control Agreement (Dennis J. Kuhn), dated January 1, 2020	Incorporated by reference to Exhibit 10.5 to Registrant’s Form 8–K filed on January 7, 2020

10.29*	Change in Control Agreement (Todd A. Etzler), dated January 1, 2020	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 8–K filed on January 7, 2020

14	Code of Ethics for Executive Officers and Directors	Incorporated by reference to Exhibit 14 to Registrant’s Form 8–K filed on December 21, 2017

21	Subsidiaries of Horizon	Attached

23	Consent of BKD, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Craig M. Dwight pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Inline Interactive Data Files	Attached

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Embedded Within the Inline XBRL Document
*    Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form10-K.

HORIZON BANCORP, INC.
ITEM 16. FORM 10–K SUMMARY
Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Horizon Bancorp, Inc. Registrant

Date: March 9, 2022	By:	/s/ Craig M. Dwight
Craig M. Dwight Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2022	By:	/s/ Mark E. Secor
Mark E. Secor Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date	Signature and Title

March 9, 2022	/s/ Craig M. Dwight
Craig M. Dwight, Chairman of the Board Chief Executive Officer and Director

March 9, 2022	/s/ Susan D. Aaron
Susan D. Aaron, Director

March 9, 2022	/s/ Eric P. Blackhurst
Eric P. Blackhurst, Director

March 9, 2022	/s/ Lawrence E. Burnell
Lawrence E. Burnell, Director

March 9, 2022	/s/ James B. Dworkin
James B. Dworkin, Director

March 9, 2022	/s/ Julie Scheck Freigang
Julie Scheck Freigang, Director

March 9, 2022	/s/ Daniel F. Hopp
Daniel F. Hopp, Director

March 9, 2022	/s/ Michele M. Magnuson
Michele M. Magnuson, Director

March 9, 2022	/s/ Peter L. Pairitz
Peter L. Pairitz, Director

March 9, 2022	/s/ Steven W. Reed
Steven W. Reed, Director

March 9, 2022	/s/ Spero W. Valavanis
Spero W. Valavanis, Director