Form 10-Q
period 2022-03-31
HORIZON BANCORP INC /IN/
filed 2022-05-05
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,572,796     shares of Common Stock, no par value, at May 4, 2022.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$120,954	$593,508
Interest earning time deposits	4,046	4,782
Investment securities, available for sale	1,112,512	1,160,812
Investment securities, held to maturity (fair value of $1,827,845 and $1,559,991)	2,006,129	1,552,443
Loans held for sale	3,781	12,579
Loans, net of allowance for credit losses of $52,508 and $54,286	3,659,209	3,590,331
Premises and equipment, net	93,075	93,441
Federal Home Loan Bank stock	24,242	24,440
Goodwill	154,572	154,572
Other intangible assets	20,016	20,941
Interest receivable	27,476	26,137
Cash value of life insurance	97,660	97,150
Other assets	96,656	80,753
Total assets	$7,420,328	$7,411,889
Liabilities
Deposits
Non–interest bearing	$1,325,570	$1,360,338
Interest bearing	4,525,927	4,442,653
Total deposits	5,851,497	5,802,991
Borrowings	728,664	712,739
Subordinated notes	58,786	58,750
Junior subordinated debentures issued to capital trusts	56,850	56,785
Interest payable	1,420	2,235
Other liabilities	45,661	55,180
Total liabilities	6,742,878	6,688,680
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued 43,874,763 and 43,766,931 shares, Outstanding 43,572,796 and 43,547,942 shares	—	—
Additional paid-in capital	351,522	352,122
Retained earnings	380,700	363,742
Accumulated other comprehensive income (loss)	(54,772)	7,345
Total stockholders’ equity	677,450	723,209
Total liabilities and stockholders’ equity	$7,420,328	$7,411,889
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2022	2021
Interest Income
Loans receivable	$37,879	$40,818
Investment securities – taxable	7,506	1,548
Investment securities – tax exempt	6,697	5,223
Total interest income	52,082	47,589
Interest Expense
Deposits	1,496	2,343
Borrowed funds	1,080	1,269
Subordinated notes	880	880
Junior subordinated debentures issued to capital trusts	455	559
Total interest expense	3,911	5,051
Net Interest Income	48,171	42,538
Credit loss expense (recovery)	(1,386)	367
Net Interest Income after Credit Loss Expense (Recovery)	49,557	42,171
Non–interest Income
Service charges on deposit accounts	2,795	2,234
Wire transfer fees	159	255
Interchange fees	2,780	2,340
Fiduciary activities	1,503	1,743
Gains on sale of investment securities (includes $0 and $914 for the three months ended March 31, 2022 and 2021, respectively, related to accumulated other comprehensive earnings reclassifications)	—	914
Gain on sale of mortgage loans	2,027	5,296
Mortgage servicing income net of impairment or recovery	3,489	213
Increase in cash value of bank owned life insurance	510	511
Other income	892	367
Total non–interest income	14,155	13,873
Non–interest Expense
Salaries and employee benefits	19,735	16,871
Net occupancy expenses	3,561	3,318
Data processing	2,537	2,376
Professional fees	314	544
Outside services and consultants	2,525	1,702
Loan expense	2,545	2,822
FDIC insurance expense	725	800
Other losses	168	283
Other expense	4,500	3,456
Total non–interest expense	36,610	32,172
Income Before Income Taxes	27,102	23,872
Income tax expense (includes $0 and $192 for the three months ended March 31, 2022 and 2021, respectively, related to income tax expense from reclassification items)	3,539	3,450
Net Income	$23,563	$20,422
Basic Earnings Per Share	$0.54	$0.46
Diluted Earnings Per Share	0.54	0.46
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2022	2021
Net Income	$23,563	$20,422
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	2,746	3,053
Income tax effect	(577)	(641)
Changes from derivative instruments	2,169	2,412
Change in securities:
Unrealized depreciation for the period on AFS securities	(80,824)	(23,885)
Accretion (amortization) from transfer of securities from available for sale to held to maturity securities	(551)	17
Reclassification adjustment for securities gains realized in income	—	(914)
Income tax effect	17,089	5,204
Unrealized losses on securities	(64,286)	(19,578)
Other Comprehensive Loss, Net of Tax	(62,117)	(17,166)
Comprehensive Income (Loss)	$(38,554)	$3,256
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2021	$—	$—	$362,945	$301,419	$27,852	$692,216
Net income	—	—	—	20,422	—	20,422
Other comprehensive loss, net of tax	—	—	—	—	(17,166)	(17,166)
Amortization of unearned compensation	—	—	335	—	—	335
Exercise of stock options	—	—	653	—	—	653
Stock option expense	—	—	27	—	—	27
Net settlement of share awards	—	—	(1,347)	—	—	(1,347)
Cash dividends on common stock ($0.13 per share)	—	—	—	(5,761)	—	(5,761)
Balances, March 31, 2021	$—	$—	$362,613	$316,080	$10,686	$689,379

Balances, January 1, 2022	$—	$—	$352,122	$363,742	$7,345	$723,209
Net income	—	—	—	23,563	—	23,563
Other comprehensive loss, net of tax	—	—	—	—	(62,117)	(62,117)
Amortization of unearned compensation	—	—	516	—	—	516
Exercise of stock options	—	—	94	—	—	94
Stock option expense	—	—	13	—	—	13
Net settlement of share awards	—	—	(1,671)	—	—	(1,671)
Stock retirement plans	—	—	448	—	—	448
Cash dividends on common stock ($0.15 per share)	—	—	—	(6,605)	—	(6,605)
Balances, March 31, 2022	$—	$—	$351,522	$380,700	$(54,772)	$677,450
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2022	2021
Operating Activities
Net income	$23,563	$20,422
Items not requiring (providing) cash
Provision for (recovery of) credit losses	(1,386)	367
Depreciation and amortization	2,641	2,322
Share based compensation	529	362
Amortization of mortgage servicing rights	750	962
Mortgage servicing rights net impairment	(2,594)	(236)
Premium amortization on securities, net	3,068	2,224
Gain on sale of investment securities	—	(914)
Gain on sale of mortgage loans	(2,027)	(5,296)
Proceeds from sales of loans	92,161	137,060
Loans originated for sale	(81,336)	(126,024)
Change in cash value life insurance	(510)	(511)
Gain on sale of other real estate owned	(411)	—
Net change in:
Interest receivable	(1,339)	445
Interest payable	(815)	(940)
Other assets	4,730	8,284
Other liabilities	(9,969)	(5,156)
Net cash provided by operating activities	27,055	33,371
Investing Activities
Purchases of securities available for sale	(180,260)	(230,708)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	23,089	76,869
Purchases of securities held to maturity	(345,794)	—
Proceeds from maturities of securities held to maturity	13,136	6,623
Net change in interest earning time deposits	736	982
Change in FHLB stock	198	—
Net change in loans	(67,592)	199,428
Proceeds on the sale of OREO and repossessed assets	1,606	507
Premises and equipment expenditures	(1,078)	(1,118)
Net cash used in investing activities	(555,959)	52,583
Financing Activities
Net change in deposits	48,506	190,683
Proceeds from borrowings	228,597	2,909
Repayment of borrowings	(225,000)	(107)
Net change in repurchase agreements	12,429	6,641
Net settlement of share awards	(1,671)	(1,347)
Exercise of stock options	94	653
Dividends paid on common stock	(6,605)	(5,761)
Net cash provided by financing activities	56,350	193,671
Net Change in Cash and Cash Equivalents	(472,554)	279,625
Cash and Cash Equivalents, Beginning of Period	593,508	249,711
Cash and Cash Equivalents, End of Period	$120,954	$529,336

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

Additional Supplemental Information
Interest paid	$4,726	$5,991
Income taxes paid	—	—
Transfer of loans to other real estate and repossessed assets	100	449
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2022 and March 31, 2021 are not necessarily indicative of the operating results for the full year of 2022 or 2021. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10–K for 2021 filed with the Securities and Exchange Commission on March 9, 2022. The condensed consolidated balance sheet of Horizon as of December 31, 2021 has been derived from the audited balance sheet as of that date.
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of March 31, 2022, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2022	2021
Basic earnings per share
Net income	$23,563	$20,422
Weighted average common shares outstanding	43,554,713	43,919,549
Basic earnings per share	$0.54	$0.46

Diluted earnings per share
Net income	$23,563	$20,422
Weighted average common shares outstanding	43,554,713	43,919,549
Effect of dilutive securities:
Restricted stock	129,793	102,048
Stock options	50,050	50,984
Weighted average common shares outstanding	43,734,556	44,072,581
Diluted earnings per share	$0.54	$0.46

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
There were 1,000 shares for the three months ended March 31, 2022, which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 138,010 shares for the three months ended March 31, 2021, which were not included in the computation of diluted earnings per share because they were non–dilutive.
Horizon has share–based employee compensation plans, which are described in the notes to the financial statements included in the December 31, 2021 Annual Report on Form 10–K. Also, the Company's shareholders approved the 2021 Omnibus Equity Incentive Plan at its Annual Meeting on May 6, 2021, adding 1.4 million additional shares to the plan and with no other significant changes from the Company's previous plan.
Revision of Previously Issued Financial Statements
We have revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10–Q related to immaterial errors. The errors relate to sold commercial loan participation balances which do not qualify under accounting guidance as sales transaction under Accounting Standards Codification Topic 860 – Transfers and Servicing. The correction of this error resulted in an increase in loans, net of allowance for credit losses and borrowings on the Company's consolidated condensed balance sheet.
We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Reports on Form 10–K for the year ended December 31, 2021, or for any quarterly periods included therein.
The following tables present the revisions to the line items of our previously issued financial statements to reflect the correction of the errors:

Consolidated Balance Sheet
As of December 31, 2021	As Reported	Adjustment	As Revised
Loans, net of allowance for credit losses	$3,553,345	$36,986	$3,590,331
Total assets	7,374,903	36,986	7,411,889
Borrowings	675,753	36,986	712,739
Total liabilities	6,651,694	36,986	6,688,680
Total liabilities and stockholders' equity	7,374,903	36,986	7,411,889

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2021	As Reported	Adjustment	As Revised
Net change in loans	$202,290	$(2,862)	$199,428
Net cash provided by investing activities	55,445	(2,862)	52,583
Proceeds from borrowings	47	2,862	2,909
Net cash provided by financing activities	190,809	2,862	193,671
Net Change in Cash and Cash Equivalents	279,625	—	279,625

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Accounting Guidance Issued But Not Yet Adopted
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
The FASB has issued ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, in March 2022. These amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, these amendments require that an entity disclose current–period gross write–offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326–20. The guidance is effective for entities that have adopted ASU 2016–13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. If an entity elects to early adopt ASU 2022–02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is assessing ASU 2022–02 and its impact on its accounting and disclosures.
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
The Company conducted monthly meetings to address contracts and hedge accounting relationships that reference LIBOR. All contracts referencing LIBOR as an interest rate have been identified and have been rewritten or refinanced as of March 31, 2022, except for commercial loan interest rate swaps. Hedge accounting relationships referencing LIBOR will be modified by the counter parties. The Company believes the adoption of this guidance on activities subsequent to December 31, 2020 through December 31, 2022 will not have a material impact on the consolidated financial statements.

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
Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the purchase price for the TCF branches is detailed in the following table. Prior to the end of the one year measurement period for finalizing the purchase price allocation, if information becomes available which would indicate adjustments are required to the purchase price allocation, such adjustments will be included in the purchase price allocation prospectively.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 – Securities
The fair value of securities is as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$293,914	$—	$(11,394)	$282,520
State and municipal	510,936	1,687	(43,571)	469,052
Federal agency collateralized mortgage obligations	50,201	20	(629)	49,592
Federal agency mortgage-backed pools	216,411	138	(14,114)	202,435
Private labeled mortgage-backed pools	30,239	84	(1,690)	28,633
Corporate notes	84,434	444	(4,598)	80,280
Total available for sale investment securities	$1,186,135	$2,373	$(75,996)	$1,112,512
Held to maturity
U.S. Treasury and federal agencies	$292,459	$—	$(19,962)	$272,497
State and municipal	1,091,037	2,610	(113,204)	980,443
Federal agency collateralized mortgage obligations	56,841	—	(4,236)	52,605
Federal agency mortgage-backed pools	302,407	—	(23,357)	279,050
Private labeled mortgage-backed pools	98,719	—	(7,959)	90,760
Corporate notes	164,666	—	(12,176)	152,490
Total held to maturity investment securities	$2,006,129	$2,610	$(180,894)	$1,827,845

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$118,595	$82	$(1,698)	$116,979
State and municipal	632,652	12,802	(5,708)	639,746
Federal agency collateralized mortgage obligations	60,600	989	(12)	61,577
Federal agency mortgage-backed pools	225,329	1,777	(1,032)	226,074
Private labeled mortgage-backed pools	31,856	137	(376)	31,617
Corporate notes	84,579	1,013	(773)	84,819
Total available for sale investment securities	$1,153,611	$16,800	$(9,599)	$1,160,812
Held to maturity
U.S. Treasury and federal agencies	$195,429	$12	$(1,215)	$194,226
State and municipal	862,461	20,719	(4,263)	878,917
Federal agency collateralized mortgage obligations	48,482	3	(1,020)	47,465
Federal agency mortgage-backed pools	188,426	151	(2,612)	185,965
Private labeled mortgage-backed pools	99,958	58	(1,840)	98,176
Corporate notes	157,687	11	(2,456)	155,242
Total held to maturity investment securities	$1,552,443	$20,954	$(13,406)	$1,559,991

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2022 and December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$1,428	$1,406	$22,980	$22,984
One to five years	268,961	259,422	156,677	156,397
Five to ten years	296,072	279,023	315,630	316,125
After ten years	322,823	292,001	340,539	346,038
	889,284	831,852	835,826	841,544
Federal agency collateralized mortgage obligations	50,201	49,592	60,600	61,577
Federal agency mortgage–backed pools	216,411	202,435	225,329	226,074
Private labeled mortgage–backed pools	$30,239	$28,633	$31,856	$31,617
Total available for sale investment securities	$1,186,135	$1,112,512	$1,153,611	$1,160,812
Held to maturity
Within one year	$28,419	$28,409	$5,222	$5,265
One to five years	199,131	194,886	65,739	66,982
Five to ten years	331,620	314,127	273,720	275,308
After ten years	988,992	868,008	870,896	880,830
	1,548,162	1,405,430	1,215,577	1,228,385
Federal agency collateralized mortgage obligations	56,841	52,605	48,482	47,465
Federal agency mortgage–backed pools	302,407	279,050	188,426	185,965
Private labeled mortgage–backed pools	98,719	90,760	99,958	98,176
Total held to maturity investment securities	$2,006,129	$1,827,845	$1,552,443	$1,559,991
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$517,187	$(28,883)	$30,776	$(2,473)	$547,963	$(31,356)
State and municipal	1,057,290	(132,257)	143,433	(24,518)	1,200,723	(156,775)
Federal agency collateralized mortgage obligations	94,156	(4,865)	—	—	94,156	(4,865)
Federal agency mortgage–backed pools	460,260	(37,110)	4,712	(361)	464,972	(37,471)
Private labeled mortgage–backed pools	117,409	(9,649)	—	—	117,409	(9,649)
Corporate notes	193,792	(16,774)	—	—	193,792	(16,774)
Total temporarily impaired securities	$2,440,094	$(229,538)	$178,921	$(27,352)	$2,619,015	$(256,890)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$268,732	$(2,483)	$15,820	$(430)	$284,552	$(2,913)
State and municipal	539,882	(9,389)	19,461	(582)	559,343	(9,971)
Federal agency collateralized mortgage obligations	56,027	(1,032)	—	—	56,027	(1,032)
Federal agency mortgage–backed pools	333,489	(3,644)	—	—	333,489	(3,644)
Private labeled mortgage–backed pools	113,057	(2,216)	—	—	113,057	(2,216)
Corporate notes	189,500	(3,229)	—	—	189,500	(3,229)
Total temporarily impaired securities	$1,500,687	$(21,993)	$35,281	$(1,012)	$1,535,968	$(23,005)
No allowance for credit losses for available for sale debt securities or held to maturity securities was needed at March 31, 2022 or December 31, 2021. Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $16.7 million at March 31, 2022 and $14.6 million at December 31, 2021 and is excluded from the estimate of credit losses.
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
Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended
	March 31
	2022	2021
Sales of securities available for sale
Proceeds	$—	$27,514
Gross gains	—	914
Gross losses	—	—

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
The following table presents total loans outstanding by portfolio class, as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Commercial
Owner occupied real estate	$573,669	$560,887
Non–owner occupied real estate	1,113,198	1,088,470
Residential spec homes	11,115	9,907
Development & spec land	24,225	24,473
Commercial and industrial	537,120	530,208
Total commercial	2,259,327	2,213,945
Real estate
Residential mortgage	558,194	563,811
Residential construction	35,178	30,571
Mortgage warehouse	105,118	109,031
Total real estate	698,490	703,413
Consumer
Direct installment	60,578	63,714
Indirect installment	395,450	372,575
Home equity	297,872	290,970
Total consumer	753,900	727,259
Total loans	3,711,717	3,644,617
Allowance for credit losses	(52,508)	(54,286)
Net loans	$3,659,209	$3,590,331

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
As of March 31, 2022 and December 31, 2021, Federal Paycheck Protection Program (“PPP”) loans totaled approximately $6.7 million and $25.8 million, respectively, and are included with commercial loans. Total loans include net deferred loan costs of $2.6 million at March 31, 2022 and $1.9 million at December 31, 2021, respectively.

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

Non–performing Loans

The following table presents non–accrual loans, loans past due over 90 days still on accrual, and troubled debt restructurings (“TDRs”) by class of loans:

	March 31, 2022
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–performing with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$4,188	$—	$—	$568	$4,756	$2,702
Non–owner occupied real estate	635	—	281	—	916	535
Residential spec homes	—	—	—	—	—	—
Development & spec land	815	—	—	—	815	65
Commercial and industrial	1,357	—	—	—	1,357	556
Total commercial	6,995	—	281	568	7,844	3,858
Real estate
Residential mortgage	6,264	—	880	1,440	8,584	8,584
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	6,264	—	880	1,440	8,584	8,584
Consumer
Direct installment	74	4	—	—	78	78
Indirect installment	516	102	—	—	618	618
Home equity	2,284	1	340	364	2,989	2,989
Total consumer	2,874	107	340	364	3,685	3,685
Total	$16,133	$107	$1,501	$2,372	$20,113	$16,127

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2021
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–performing with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$4,247	$—	$—	$603	$4,850	$2,796
Non–owner occupied real estate	761	—	285	—	1,046	1,046
Residential spec homes	—	—	—	—	—	—
Development & spec land	919	—	—	—	919	919
Commercial and industrial	694	—	—	—	694	456
Total commercial	6,621	—	285	603	7,509	5,217
Real estate
Residential mortgage	5,626	66	892	1,421	8,005	8,005
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	5,626	66	892	1,421	8,005	8,005
Consumer
Direct installment	7	—	—	—	7	7
Indirect installment	538	15	—	—	553	553
Home equity	2,170	64	344	367	2,945	2,945
Total consumer	2,715	79	344	367	3,505	3,505
Total	$14,962	$145	$1,521	$2,391	$19,019	$16,727
There was no interest income recognized on non–accrual loans during the three months ended March 31, 2022 and 2021, respectively, while the loans were in non–accrual status. Included in the $16.1 million of non–accrual loans and the $1.5 million of non–performing TDRs at March 31, 2022 were $6.0 million and $1.5 million, respectively, of loans acquired for which there were accretable yields recognized.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non–accrual loans of $16.1 million and non–performing TDRs of $1.5 million at March 31, 2022:

	March 31, 2022
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$568,801	$680	$—	$—	$680	$569,481
Non–owner occupied real estate	1,112,170	112	—	—	112	1,112,282
Residential spec homes	11,115	—	—	—	—	11,115
Development & spec land	23,410	—	—	—	—	23,410
Commercial and industrial	535,198	565	—	—	565	535,763
Total commercial	2,250,694	1,357	—	—	1,357	2,252,051
Real estate
Residential mortgage	549,343	1,421	286	—	1,707	551,050
Residential construction	35,178	—	—	—	—	35,178
Mortgage warehouse	105,118	—	—	—	—	105,118
Total real estate	689,639	1,421	286	—	1,707	691,346
Consumer
Direct installment	60,359	119	22	4	145	60,504
Indirect installment	392,260	2,162	410	102	2,674	394,934
Home equity	294,666	493	88	1	582	295,248
Total consumer	747,285	2,774	520	107	3,401	750,686
Total	$3,687,618	$5,552	$806	$107	$6,465	$3,694,083

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non–accrual loans of $15.0 million and non–performing TDRs of $1.5 million at December 31, 2021:

	December 31, 2021
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total
Commercial
Owner occupied real estate	$555,851	$789	$—	$—	$789	$556,640
Non–owner occupied real estate	1,085,716	1,708	—	—	1,708	1,087,424
Residential spec homes	9,907	—	—	—	—	9,907
Development & spec land	23,496	58	—	—	58	23,554
Commercial and industrial	528,461	974	79	—	1,053	529,514
Total commercial	2,203,431	3,529	79	—	3,608	2,207,039
Real estate
Residential mortgage	556,128	834	265	66	1,165	557,293
Residential construction	30,571	—	—	—	—	30,571
Mortgage warehouse	109,031	—	—	—	—	109,031
Total real estate	695,730	834	265	66	1,165	696,895
Consumer
Direct installment	63,295	409	3	—	412	63,707
Indirect installment	369,615	2,271	136	15	2,422	372,037
Home equity	287,382	849	161	64	1,074	288,456
Total consumer	720,292	3,529	300	79	3,908	724,200
Total	$3,619,453	$7,892	$644	$145	$8,681	$3,628,134
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
At March 31, 2022, the types of concessions the Company has made on restructured loans have been temporary rate reductions and/or reductions in monthly payments, and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as a TDR unless the loan bears interest at a market rate. As of March 31, 2022, the Company had $3.9 million in TDRs and $2.4 million were performing according to the restructured terms and no TDRs were returned to accrual status during 2022. There were no specific reserves allocated to TDRs at March 31, 2022 based on the discounted cash flows or, when appropriate, the fair value of the collateral. These TDRs are exclusive of loans modified under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents TDRs by class of loan:

	March 31, 2022			December 31, 2021
	Non–accrual	Accruing	Total	Non–accrual	Accruing	Total
Commercial
Owner occupied real estate	$—	$568	$568	$—	$603	$603
Non–owner occupied real estate	281	—	281	285	—	285
Residential spec homes	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Total commercial	281	568	849	285	603	888
Real estate
Residential mortgage	880	1,440	2,320	892	1,421	2,313
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	880	1,440	2,320	892	1,421	2,313
Consumer
Direct installment	—	—	—	—	—	—
Indirect installment	—	—	—	—	—	—
Home equity	340	364	704	344	367	711
Total consumer	340	364	704	344	367	711
Total	$1,501	$2,372	$3,873	$1,521	$2,391	$3,912
Loans Modified under the CARES Act
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At March 31, 2022 and December 31, 2021, the Bank modified loans totaling $1.2 million and $10.9 million, respectively, which qualify for treatment under the CARES Act.
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

	March 31, 2022
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$4,244	$512	$—	$4,756	$568
Non–owner occupied real estate	916	—	—	916	112
Residential spec homes	—	—	—	—	—
Development & spec land	815	—	—	815	97
Commercial and industrial	—	1,341	16	1,357	248
Total commercial	5,975	1,853	16	7,844	1,025
Total collateral dependent loans	$5,975	$1,853	$16	$7,844	$1,025

	December 31, 2021
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$11,201	$103	$—	$11,304	$632
Non–owner occupied real estate	2,068	—	—	2,068	—
Residential spec homes	—	—	—	—	—
Development & spec land	919	—	—	919	—
Commercial and industrial	427	1,218	—	1,645	128
Total commercial	14,615	1,321	—	15,936	760
Total collateral dependent loans	$14,615	$1,321	$—	$15,936	$760
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at March 31, 2022.

March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$32,701	$92,878	$55,242	$59,630	$42,765	$203,997	$51,224	$538,437
Special Mention	—	—	—	2,286	2,862	7,576	1,576	14,300
Substandard	—	—	998	1,554	3,117	11,314	3,949	20,932
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$32,701	$92,878	$56,240	$63,470	$48,744	$222,887	$56,749	$573,669

Non–owner occupied real estate
Pass	$31,866	$179,270	$106,615	$118,622	$50,618	$353,883	$205,014	$1,045,888
Special Mention	—	—	833	6,907	41,143	4,527	—	53,410
Substandard	—	714	—	—	3,600	9,586	—	13,900
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$31,866	$179,984	$107,448	$125,529	$95,361	$367,996	$205,014	$1,113,198

Residential spec homes
Pass	$358	$2,977	$145	$—	$—	$1,986	$5,649	$11,115
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$358	$2,977	$145	$—	$—	$1,986	$5,649	$11,115

Development & spec land
Pass	$—	$1,704	$491	$492	$9	$11,726	$8,692	$23,114
Special Mention	—	—	—	—	—	169	—	169
Substandard	—	—	—	—	—	195	747	942
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$—	$1,704	$491	$492	$9	$12,090	$9,439	$24,225

Commercial & industrial
Pass	$61,707	$164,636	$42,679	$40,506	$44,081	$124,904	$23,536	$502,049
Special Mention	193	2,681	3,093	927	4,927	10,741	2,624	25,186
Substandard	—	54	121	1,324	3,861	2,210	2,315	9,885
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$61,900	$167,371	$45,893	$42,757	$52,869	$137,855	$28,475	$537,120
Total commercial	$126,825	$444,914	$210,217	$232,248	$196,983	$742,814	$305,326	$2,259,327

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

March 31, 2022	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$28,517	$122,779	$97,700	$38,406	$46,285	$215,923	$—	$549,610
Non–performing	—	133	300	539	851	6,761	—	8,584
Total residential mortgage	$28,517	$122,912	$98,000	$38,945	$47,136	$222,684	$—	$558,194

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$35,178	$35,178
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$35,178	$35,178

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$105,118	$105,118
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$105,118	$105,118
Total real estate	$28,517	$122,912	$98,000	$38,945	$47,136	$222,684	$140,296	$698,490

March 31, 2022	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$6,896	$16,951	$10,410	$11,748	$6,000	$8,485	$10	$60,500
Non–performing	—	—	—	15	—	63	—	78
Total direct installment	$6,896	$16,951	$10,410	$11,763	$6,000	$8,548	$10	$60,578

Indirect installment
Performing	$61,756	$149,623	$81,675	$51,303	$33,551	$16,924	$—	$394,832
Non–performing	—	69	73	234	96	146	—	618
Total indirect installment	$61,756	$149,692	$81,748	$51,537	$33,647	$17,070	$—	$395,450

Home equity
Performing	$24,015	$82,796	$47,913	$31,705	$24,896	$77,868	$5,690	$294,883
Non–performing	—	8	112	134	23	1,417	1,295	2,989
Total home equity	$24,015	$82,804	$48,025	$31,839	$24,919	$79,285	$6,985	$297,872
Total consumer	$92,667	$249,447	$140,183	$95,139	$64,566	$104,903	$6,995	$753,900

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at December 31, 2021.

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$86,798	$58,789	$61,134	$43,903	$46,530	$159,351	$60,539	$517,044
Special Mention	—	72	2,685	3,194	7,279	11,451	1,345	26,026
Substandard	—	1,003	1,312	3,192	1,957	9,579	774	17,817
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$86,798	$59,864	$65,131	$50,289	$55,766	$180,381	$62,658	$560,887

Non–owner occupied real estate
Pass	$175,538	$108,465	$120,561	$59,596	$126,334	$260,362	$178,928	$1,029,784
Special Mention	—	839	1,192	34,412	999	3,850	515	41,807
Substandard	720	—	6,045	1,096	425	7,793	800	16,879
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$176,258	$109,304	$127,798	$95,104	$127,758	$272,005	$180,243	$1,088,470

Residential spec homes
Pass	$1,115	$254	$155	$—	$—	$1,346	$7,037	$9,907
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$1,115	$254	$155	$—	$—	$1,346	$7,037	$9,907

Development & spec land
Pass	$2,282	$536	$503	$11	$3,583	$8,496	$7,837	$23,248
Special Mention	—	—	—	—	—	177	—	177
Substandard	—	—	—	—	11	289	748	1,048
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$2,282	$536	$503	$11	$3,594	$8,962	$8,585	$24,473

Commercial & industrial
Pass	$198,482	$48,245	$43,003	$47,986	$64,292	$69,589	$23,647	$495,244
Special Mention	592	3,278	2,090	4,588	3,781	7,427	3,295	25,051
Substandard	111	143	1,211	3,936	1,313	1,847	1,352	9,913
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$199,185	$51,666	$46,304	$56,510	$69,386	$78,863	$28,294	$530,208
Total commercial	$465,638	$221,624	$239,891	$201,914	$256,504	$541,557	$286,817	$2,213,945

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$116,118	$105,051	$44,691	$50,778	$56,330	$182,838	$—	$555,806
Non–performing	—	78	448	854	66	6,559	—	8,005
Total residential mortgage	$116,118	$105,129	$45,139	$51,632	$56,396	$189,397	$—	$563,811

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$30,571	$30,571
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$30,571	$30,571

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$109,031	$109,031
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$109,031	$109,031
Total real estate	$116,118	$105,129	$45,139	$51,632	$56,396	$189,397	$139,602	$703,413

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$18,826	$12,756	$13,390	$7,027	$6,036	$5,577	$95	$63,707
Non–performing	—	—	—	—	1	6	—	7
Total direct installment	$18,826	$12,756	$13,390	$7,027	$6,037	$5,583	$95	$63,714

Indirect installment
Performing	$160,194	$91,416	$58,907	$39,956	$17,014	$4,535	$—	$372,022
Non–performing	46	93	162	92	88	72	—	553
Total indirect installment	$160,240	$91,509	$59,069	$40,048	$17,102	$4,607	$—	$372,575

Home equity
Performing	$80,389	$51,856	$34,603	$26,924	$22,495	$65,059	$6,699	$288,025
Non–performing	9	114	37	90	166	1,321	1,208	2,945
Total home equity	$80,398	$51,970	$34,640	$27,014	$22,661	$66,380	$7,907	$290,970
Total consumer	$259,464	$156,235	$107,099	$74,089	$45,800	$76,570	$8,002	$727,259

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 5 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$40,775	$3,856	$1,059	$8,596	$54,286
Provision for credit losses on loans	(2,692)	485	(4)	825	(1,386)
PCD loan charge–offs	(256)	—	—	—	(256)
Charge–offs	(80)	—	—	(287)	(367)
Recoveries	42	10	—	179	231
Balance, end of period	$37,789	$4,351	$1,055	$9,313	$52,508

	Three Months Ended March 31, 2021
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$42,210	$4,620	$1,267	$8,930	$57,027
Provision for credit losses on loans	928	(456)	(104)	(1)	367
Charge–offs	(196)	—	—	(235)	(431)
Recoveries	38	65	—	120	223
Balance, end of period	$42,980	$4,229	$1,163	$8,814	$57,186

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 6 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.6 billion and $1.5 billion at March 31, 2022 and December 31, 2021.

The aggregate fair value of capitalized mortgage servicing rights was approximately $18.6 million and $15.2 million at March 31, 2022 and December 31, 2021, compared to the carrying values of $18.6 million and $15.2 million at March 31, 2022 and December 31, 2021, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	Three Months Ended
	March 31,	March 31,
	2022	2021
Mortgage servicing rights
Balance, beginning of period	$17,780	$17,644
Servicing rights capitalized	1,562	1,130
Amortization of servicing rights	(750)	(962)
Balance, end of period	18,592	17,812
Impairment allowance
Balance, beginning of period	(2,594)	(5,172)
Additions	—	—
Reductions	2,594	235
Balance, end of period	—	(4,937)
Mortgage servicing rights, net	$18,592	$12,875

The Bank reduced impairment by approximately $2.6 million for the three months ended March 31, 2022 and $235,000 for the three months ended March 31, 2021.

Note 7 – Goodwill

As of March 31, 2022 and December 31, 2021, the carrying amount of goodwill was $154.6 million. There have been no changes in the carrying amount of goodwill for the three months ended March 31, 2022 or 2021. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative analysis as of March 31, 2022 which resulted in no goodwill impairment charges for the three months ended March 31, 2022.

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
The following table shows repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	March 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$143,126	$—	$—	$—	$—	$—	$143,126
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$24,290	$—	$—	$—	$—	$—	$24,290
Federal agency mortgage–backed pools	109,955	—	—	—	—	—	109,955
Private labeled mortgage–backed pools	14,152	—	—	—	—	—	14,152
Total	$148,397	$—	$—	$—	$—	$—	$148,397

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

Note 10 – Derivative Financial Instruments
Cash Flow Hedges – As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into interest rate swap agreements for a portion of its floating rate debt which matured on December 16, 2021. The agreement provided for the Company to receive interest from the counterparty at three months LIBOR and to pay interest to the counterparty at a fixed rate of 4.20% on a notional amount of $12.0 million. Under the agreement, the Company paid or received the net interest amount monthly, with the monthly settlements included in interest expense.
The Company assumed an additional interest rate swap agreement as the result of the LaPorte acquisition in July 2016 which matured on March 15, 2021. The agreement provided for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.62% on a notional amount of $10.0 million. Under the agreement, the Company paid or received the net interest amount monthly, with the monthly settlements included in interest expense.
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.81% on a notional amount of $50.0 million at March 31, 2022 and December 31, 2021. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense. This interest rate swap agreement matures on July 19, 2026.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2022, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.
Fair Value Hedges – Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2022, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in non–interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan and security agreements being hedged were $511.8 million at March 31, 2022 and $489.0 million at December 31, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Other Derivative Instruments – The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2022, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	March 31, 2022		March 31, 2022
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	Other assets	$—	Other liabilities	$927
Total derivatives designated as hedging instruments		—		927
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	Other assets	11,083	Other liabilities	11,083
Mortgage loan contracts	Other assets	—	Other liabilities	586
Commitments to originate mortgage loans	Other assets	361	Other liabilities	—
Total derivatives not designated as hedging instruments		11,444		11,669
Total derivatives		$11,444		$12,596

	Asset Derivatives		Liability Derivatives
	December 31, 2021		December 31, 2021
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	Other assets	$—	Other liabilities	$3,673
Total derivatives designated as hedging instruments		—		3,673
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	Other assets	14,419	Other liabilities	14,419
Mortgage loan contracts	Other assets	—	Other liabilities	238
Commitments to originate mortgage loans	Other assets	1,037	Other liabilities	—
Total derivatives not designated as hedging instruments		15,456		14,657
Total derivatives		$15,456		$18,330
The effect of the derivative instruments on the condensed consolidated statements of comprehensive income for the three–month periods ending March 31 is as follows:

	Amount of Gain Recognized in Other Comprehensive Income on Derivative
	Three Months Ended
	March 31, 2022	March 31, 2021
Derivatives in cash flow hedging relationship
Interest rate contracts	$2,169	$2,412

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The effect of the derivative instruments on the condensed consolidated statements of income for the three–month periods ending March 31 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended
		March 31, 2022	March 31, 2021
Derivative designated as hedging instruments
Interest rate contracts – cash flow hedges	Interest expense – Borrowings	$340	$509
Total		$340	$509

	Location of loss recognized on derivative	Amount of Loss Recognized on Derivative
		Three Months Ended
		March 31, 2022	March 31, 2021
Derivative not designated as hedging instruments
Mortgage loan contracts	Non–interest income – Gain on sale of loans	(348)	(700)
Commitments to originate mortgage loans	Non–interest income – Gain on sale of loans	(675)	(541)
Total		$(1,023)	$(1,241)

Note 11 – Disclosures about Fair Value of Assets and Liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	March 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$282,520	$—	$282,520	$—
State and municipal	469,052	—	469,052	—
Federal agency collateralized mortgage obligations	49,592	—	49,592	—
Federal agency mortgage–backed pools	202,435	—	202,435	—
Private labeled mortgage–backed pools	28,633	—	28,633	—
Corporate notes	80,280	—	80,280	—
Total available for sale securities	1,112,512	—	1,112,512	—
Interest rate swap agreements asset	11,083	—	11,083	—
Commitments to originate mortgage loans	361	—	361	—
Interest rate swap agreements liability	(12,010)	—	(12,010)	—
Mortgage loan contracts	(586)	—	(586)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$116,979	$—	$116,979	$—
State and municipal	639,746	—	519,282	120,464
Federal agency collateralized mortgage obligations	61,577	—	61,577	—
Federal agency mortgage–backed pools	226,074	—	226,074	—
Private labeled mortgage–backed pools	31,617	—	31,617	—
Corporate notes	84,819	—	79,787	5,032
Total available for sale securities	1,160,812	—	1,035,316	125,496
Interest rate swap agreements asset	14,419	—	14,419	—
Commitments to originate mortgage loans	1,037	—	1,037	—
Interest rate swap agreements liability	(18,092)	—	(18,092)	—
Mortgage loan contracts	(238)	—	(238)	—
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Collateral dependent loans	$6,819	$—	$—	$6,819
Mortgage servicing rights	18,592	—	—	18,592
December 31, 2021
Collateral dependent loans	$15,176	$—	$—	$15,176
Mortgage servicing rights	15,186	—	—	15,186

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
Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month–end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment increased by $2.6 million during the first three months of 2022 and increased by $235,000 during the first three months of 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table presents qualitative information about unobservable inputs used in recurring and non–recurring Level 3 fair value measurements, other than goodwill.

	March 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$6,819	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-51.4% (13.1%)
Mortgage servicing rights	18,592	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	8.0%-8.0% (8.0%), 8.0%-18.2% (9.8%), 0.0%-2.3%(0.6%)

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$15,176	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-54.0%(4.8%)
Mortgage servicing rights	15,186	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	8.0%-8.0% (8.0%), 8.4%-14.6%(11.6%), 0.0%-2.0%(0.4%)

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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2022 and December 31, 2021. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheet as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	March 31, 2022
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$120,954	$120,954	$—	$—
Interest–earning time deposits	4,046	—	4,072	—
Investment securities, held to maturity	2,006,129	—	1,827,845	—
Loans held for sale	3,781	—	—	3,781
Loans (excluding loan level hedges), net	3,659,209	—	—	3,505,472
Stock in FHLB	24,242	—	24,242	—
Interest receivable	27,476	—	27,476	—
Mortgage servicing rights	18,592	—	—	18,592
Liabilities
Non–interest bearing deposits	$1,325,570	$1,325,570	$—	$—
Interest bearing deposits	4,525,927	—	4,383,489	—
Borrowings	728,664	—	717,843	—
Subordinated notes	58,786	—	55,551	—
Junior subordinated debentures issued to capital trusts	56,850	—	52,692	—
Interest payable	1,420	—	1,420	—

	December 31, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$593,508	$593,508	$—	$—
Interest–earning time deposits	4,782	—	4,861	—
Investment securities, held to maturity	1,552,443	—	1,513,520	46,471
Loans held for sale	12,579	—	—	12,579
Loans (excluding loan level hedges), net	3,590,331	—	—	3,479,958
Stock in FHLB	24,440	—	24,440	—
Interest receivable	26,137	—	26,137	—
Mortgage servicing rights	15,186	—	—	15,186
Liabilities
Non–interest bearing deposits	$1,360,338	$1,360,338	$—	$—
Interest bearing deposits	4,442,653	—	4,369,011	—
Borrowings	712,739	—	708,275	—
Subordinated notes	58,750	—	57,906	—
Junior subordinated debentures issued to capital trusts	56,785	—	53,420	—
Interest payable	2,235	—	2,235	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 13 – Accumulated Other Comprehensive Income (Loss)

	March 31, 2022	December 31, 2021
Unrealized gain (loss) on securities available for sale	$(73,623)	$7,201
Unamortized loss on securities held to maturity, previously transferred from AFS	5,219	5,770
Unrealized loss on derivative instruments	(927)	(3,673)
Tax effect	14,559	(1,953)
Total accumulated other comprehensive income (loss)	$(54,772)	$7,345

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of March 31, 2022 and December 31, 2021, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the first quarter of 2022 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon and the Bank’s actual and required capital ratios as of March 31, 2022 and December 31, 2021 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total capital (to risk–weighted assets)(1)
Consolidated	$733,695	15.21%	$382,005	8.00%	$501,382	10.50%	N/A	N/A
Bank	679,970	14.25%	381,711	8.00%	500,996	10.50%	$477,139	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	679,232	14.08%	286,504	6.00%	405,880	8.50%	N/A	N/A
Bank	631,371	13.23%	286,284	6.00%	405,568	8.50%	381,711	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	541,696	11.64%	214,878	4.50%	324,254	7.00%	N/A	N/A
Bank	631,371	13.23%	214,713	4.50%	333,998	7.00%	310,141	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	679,232	9.70%	284,361	4.00%	284,361	4.00%	N/A	N/A
Bank	631,371	8.83%	286,014	4.00%	286,014	4.00%	357,517	5.00%
December 31, 2021
Total capital (to risk–weighted assets)(1)
Consolidated	$708,198	15.71%	$360,737	8.00%	$473,468	10.50%	N/A	N/A
Bank	664,061	14.72%	361,015	8.00%	473,832	10.50%	$451,269	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	661,729	14.68%	270,553	6.00%	383,284	8.50%	N/A	N/A
Bank	617,592	13.69%	270,761	6.00%	383,578	8.50%	361,015	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	541,920	12.02%	202,915	4.50%	315,645	7.00%	N/A	N/A
Bank	617,592	13.69%	203,071	4.50%	315,888	7.00%	293,325	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	661,729	9.05%	292,335	4.00%	292,335	4.00%	N/A	N/A
Bank	617,592	8.50%	290,646	4.00%	290,646	4.00%	363,307	5.00%
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
And Results of Operations
For the Three Months ended March 31, 2022 and 2021
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
And Results of Operations
For the Three Months ended March 31, 2022 and 2021
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
•the potential influence on the U.S. financial markets and economy from material changes outside the U.S. or in overseas relations, including changes in the U.S. trade relations related to imposition of tariffs, Brexit and the phase out of the London Interbank Offered Rate (“LIBOR”) according to regulatory guidance;
•the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings; and
•acts of terrorism, war and global conflicts, such as the Russia and Ukraine conflict, and the potential impact they may have on supply chains, the availability of commodities, commodity prices, inflationary pressure and the overall U.S. and global financial markets.
The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward–looking statements, whether written or oral, that may be made from time to time by us or on our behalf. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward–looking statements, see “Risk Factors” in Item 1A of Part I of our 2021 Annual Report on Form 10–K and in the subsequent reports we file with the SEC.
Overview
Horizon Bancorp, Inc. (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in northern and central Indiana and southern and central Michigan through its bank subsidiary, Horizon Bank (“Horizon Bank” or the “Bank”), and other affiliated entities and Horizon Risk Management, Inc. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. Horizon Bank (formerly known as “Horizon Bank, N.A.”) was founded in 1873 as a national association, and it remained a national association until its conversion to an Indiana commercial bank effective June 23, 2017. The Bank is a full–service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly–owned subsidiary of Horizon.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021
Over the last 20 years, Horizon has expanded its geographic reach and experienced financial growth through a combination of both organic expansion and mergers and acquisitions. Horizon's initial operations focused on northwest Indiana, but since then, the Company has developed a presence in new markets in southern and central Michigan and northeastern and central Indiana.

First Quarter 2022 Highlights
•Net income grew to a record $23.6 million, up 10.0% from the linked quarter and 15.4% from the prior year period. Diluted earnings per share (“EPS”) of $0.54 was up from $0.49 for the fourth quarter of 2021 and $0.46 for the first quarter of 2021.

•Pre–tax, pre–provision net income grew to $25.7 million, up 9.7% from the linked quarter and 6.1% from the prior year period. This non–GAAP financial measure is utilized by banks to provide a greater understanding of pre–tax profitability before giving effect to credit loss expense. (See the “Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income” table below.) Horizon recorded a provision release of $1.4 million in the quarter and $2.1 million in the linked quarter, as well as provision expense of $367,000 in the prior year period.

•Reported net interest margin (“NIM”) was 2.99% and adjusted NIM was 2.93%, with reported NIM increasing by two basis points and adjusted NIM increasing by seven basis points from the fourth quarter of 2021. (See the “Non-GAAP Reconciliation of Net Interest Margin” table below for the definition of this non–GAAP calculation of adjusted NIM.)

•The Company was asset sensitive as of March 31, 2022 but less than the previous quarter as additional cash was deployed to higher yielding assets. Due to the deployment of cash the base case estimate increased over $10.0 million from last quarter and reduced estimates for parallel rate shocks to the balance sheet, at a 100 basis point shock and 200 basis point shock, to net interest income increases of approximately $2.5 million and $3.8 million, respectively.

•The steepening of the yield curve during the first quarter resulted in unrealized losses on available for sale investments of $73.6 million compared to unrealized gains of $7.2 million at December 31, 2021. The impact to the tangible capital ratio was a decrease of 67 basis points from 7.61% at December 31, 2021 to 6.94% at March 31, 2022, an 8.8% decrease.

•The Bank's capital is still robust with leverage and risk based capital ratios of 9.7% and 15.21%, respectively.

•Total loans, excluding Federal Paycheck Protection Program (“PPP”) loans and sold commercial participation loans, grew by 2.3%, or 9.5% annualized, during the first quarter to $3.66 billion at period end from $3.57 billion on December 31, 2021.

•Commercial loans, excluding PPP loans and sold commercial participation loans, grew by 3.3%, or 13.5% annualized, during the first quarter to a record $2.20 billion from $2.13 billion on December 31, 2021.

•Consumer loans grew by 3.7%, or 14.9% annualized, during the first quarter to a record $753.9 million at period end.

•The decline in residential mortgage loans slowed during the first quarter with a 0.2% reduction to $593.4 million at period end, as refinancing activity decreased and we experienced movement to adjustable rate products which are held on the balance sheet. Gain on sale of mortgage loans and mortgage warehouse income only constituted 4.7% of total revenue in the first quarter of 2022.

•Non–interest expense was $36.6 million in the quarter, or 2.03% of average assets on an annualized basis, compared to $39.4 million, or 2.09%, in the fourth quarter of 2021 and $32.2 million, or 2.20%, in the first quarter of 2021. As previously disclosed, acquisition–related and non–recurring Department of Labor (“DOL”) Employee Stock Ownership Plan (“ESOP“) settlement expenses totaled $2.8 million in the fourth quarter of 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021
•The efficiency ratio for the period was 58.74% compared to 62.69% for the fourth quarter of 2021 and 57.03% for the first quarter of 2021. The adjusted efficiency ratio was 58.74% compared to 58.25% for the fourth quarter of 2021 and 57.97% for the first quarter of 2021. (See the “Non-GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio” table below.)

•As part of the Company’s annual branch performance review of the Bank's retail network, Horizon’s Board of Directors approved the permanent closure of seven branch locations in the second half of 2022. We expect to incur a one–time charge of approximately $432,000 with an earn–back period of approximately six months.

•Horizon’s in–market consumer and commercial deposit relationships, including those on–boarded as part of its branch acquisition near the end of the third quarter of 2021, combined with strategic pricing moves to manage deposit growth and runoff of higher–priced time deposits, contributed to continued improvement in the cost of interest bearing liabilities, which declined to 0.30% in the quarter, compared to 0.31% in the fourth quarter of 2021 and 0.50% in the first quarter of 2021.

•Asset quality remains favorable as evidenced by non–performing loans at 0.54% of total loans at period end and net charge–offs to average loans represented 0.00% for the first quarter of 2022.
Financial Summary

	For the Three Months Ended
	March 31,	December 31,	March 31,
Net Interest Income and Net Interest Margin	2022	2021	2021
Net interest income	$48,171	$49,976	$42,538
Net interest margin	2.99%	2.97%	3.29%
Adjusted net interest margin	2.93%	2.86%	3.17%

	For the Three Months Ended
	March 31,	December 31,	March 31,
Asset Yields and Funding Costs	2022	2021	2021
Interest earning assets	3.22%	3.20%	3.66%
Interest bearing liabilities	0.30%	0.31%	0.50%

	For the Three Months Ended
Non–interest Income and Mortgage Banking Income	March 31,	December 31,	March 31,
	2022	2021	2021
Total non–interest income	$14,155	$12,828	$13,873
Gain on sale of mortgage loans	2,027	4,167	5,296
Mortgage servicing income net of impairment or recovery	3,489	300	213

	For the Three Months Ended
	March 31,	December 31,	March 31,
Non–interest Expense	2022	2021	2021
Total non–interest expense	$36,610	$39,370	$32,172
Annualized non–interest expense to average assets	2.03%	2.09%	2.20%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021

	At or for the Three Months Ended
Credit Quality	March 31,	December 31,	March 31,
	2022	2021	2021
Allowance for credit losses to total loans	1.41%	1.51%	1.56%
Non–performing loans to total loans	0.54%	0.53%	0.68%
Percent of net charge–offs to average loans outstanding for the period	0.00%	0.04%	0.01%

Allowance for	December 31,	Net Reserve	March 31,
Credit Losses	2021	1Q21	2022
Commercial	$40,775	$(2,986)	$37,789
Retail Mortgage	3,856	495	4,351
Warehouse	1,059	(4)	1,055
Consumer	8,596	717	9,313
Allowance for Credit Losses (“ACL”)	$54,286	$(1,778)	$52,508
ACL/Total Loans	1.51%		1.41%

Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10–K for 2021 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for credit losses, goodwill and intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2022, Horizon had core deposit intangibles of $20.0 million subject to amortization and $154.6 million of goodwill, which is not subject to amortization. Goodwill arising from

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021
business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID–19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the most recent qualitative assessment, the Company determined that as of March 31, 2022, it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the COVID–19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
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
And Results of Operations
For the Three Months ended March 31, 2022 and 2021
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
Financial Condition
On March 31, 2022, Horizon’s total assets were $7.4 billion, an increase of approximately $8.4 million compared to December 31, 2021. The increase in total assets was primarily in investments held to maturity of $453.7 million and net loans of $68.9 million. These increases were offset by decreases in cash and due from banks of $472.6 million and investments available for sale of $48.3 million.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021
Investment securities were comprised of the following as of (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$293,914	$282,520	$118,595	$116,979
State and municipal	510,936	469,052	632,652	639,746
Federal agency collateralized mortgage obligations	50,201	49,592	60,600	61,577
Federal agency mortgage–backed pools	216,411	202,435	225,329	226,074
Private labeled mortgage–backed pools	30,239	28,633	31,856	31,617
Corporate notes	84,434	80,280	84,579	84,819
Total available for sale investment securities	$1,186,135	$1,112,512	$1,153,611	$1,160,812
Held to maturity
U.S. Treasury and federal agencies	$292,459	$272,497	$195,429	$194,226
State and municipal	1,091,037	980,443	862,461	878,917
Federal agency collateralized mortgage obligations	56,841	52,605	48,482	47,465
Federal agency mortgage–backed pools	302,407	279,050	188,426	185,965
Private labeled mortgage–backed pools	98,719	90,760	99,958	98,176
Corporate notes	164,666	152,490	157,687	155,242
Total held to maturity investment securities	$2,006,129	$1,827,845	$1,552,443	$1,559,991
Investment securities available for sale decreased $48.3 million since December 31, 2021 to $1.1 billion as of March 31, 2022 and investment securities held to maturity increased $453.7 million since December 31, 2021 to $2.0 billion as of March 31, 2022. This increase in investments held to maturity was due to additional purchases to increase earning assets as the result of organic deposit growth.
Net loans increased $68.9 million since December 31, 2021 to $3.7 billion as of March 31, 2022. Commercial loans, excluding PPP loans and sold commercial participation loans, increased $70.9 million and consumer loans increased $26.6 million since December 31, 2021. These increases were offset by decreases in PPP loans of $19.1 million, loans held for sale of $8.8 million, sold commercial participation loans of $6.4 million, mortgage warehouse loans of $3.9 million and residential mortgage loans of $1.0 million since December 31, 2021.
Total deposits increased $48.5 million since December 31, 2021 to $5.9 billion as of March 31, 2022, from organic growth.
Total borrowings increased from $712.7 million as of December 31, 2021 to $728.7 million as of March 31, 2022. At March 31, 2022, the Company had $428.1 million in short-term funds borrowed compared to $180.8 million at December 31, 2021.
Stockholders’ equity totaled $677.5 million at March 31, 2022 compared to $723.2 million at December 31, 2021. The decrease in stockholders’ equity during the period was primarily due to a decrease in accumulated other comprehensive income of $62.1 million as unrealized losses on available for sale securities totaled $73.6 million and the amount of dividends paid during the quarter, offset by the generation of net income. Book value per common share at March 31, 2022 decreased to $15.55 compared to $16.61 at December 31, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021
Results of Operations
Overview
Consolidated net income for the three–month period ended March 31, 2022 was $23.6 million, or $0.54 diluted earnings per share, compared to $20.4 million, or $0.46 diluted earnings per share for the same period in 2021. The increase in net income for the three–month period ended March 31, 2022 when compared to the same prior year period reflects an increase in net interest income of $5.6 million, a decrease in credit loss expense of $1.8 million, an increase in non–interest income of $282,000 and a decrease in income tax expense of $89,000, offset by an increase in non–interest expense of $4.4 million.
Net Interest Income
The largest component of net income is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, less interest expense, principally on deposits and borrowings. Changes in the net interest income are the result of changes in volume and the net interest spread, which affects the net interest margin. Volume refers to the average dollar levels of interest earning assets and interest bearing liabilities. Net interest spread refers to the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities.
Net interest income during the three months ended March 31, 2022 was $48.2 million, an increase of $5.6 million from the $42.5 million earned during the same period in 2021. Yields on the Company’s interest earning assets decreased by 44 basis points to 3.22% for the three months ended March 31, 2022 from 3.66% for the three months ended March 31, 2021. Interest income increased $4.5 million from $47.6 million for the three months ended March 31, 2021 to $52.1 million for the same period in 2022. The increase in interest income was due to an increase in average balances of interest earning assets of $1.36 billion during the three months ended March 31, 2022. Interest income from acquisition–related purchase accounting adjustments was $916,000 for the three months ending March 31, 2022 compared to $1.6 million for the same period of 2021.
Rates paid on interest bearing liabilities decreased by 20 basis points for the three–month period ended March 31, 2022 compared to the same period in 2021. Interest expense decreased $1.1 million when compared to the three–month period ended March 31, 2021 to $3.9 million for the same period in 2022. This decrease was due to lower rates paid on deposits and borrowings. The cost of average interest bearing deposits decreased 13 basis points while the cost of average borrowings decreased 53 basis points. Average balances of interest bearing deposits increased $954.5 million and average balances of borrowings increased $138.3 million for the three-month period ended March 31, 2022 when compared to the same period in 2021.
The net interest margin decreased 30 basis points from 3.29% for the three–month period ended March 31, 2021 to 2.99% for the same period in 2022. The decrease in the margin for the three–month period ended March 31, 2022 compared to the same period in 2021 was due to a decrease in the yield on interest earning assets, offset by a decrease in the cost of interest bearing liabilities. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 2.93% for the three-month period ending March 31, 2022 compared to 3.17% for the same period in 2021.
The net interest margin was impacted due to PPP lending and the high level of cash held during the first quarter of 2022. Horizon estimates that the PPP loans increased the net interest margin by 2 basis points for the first quarter of 2022. This assumes these PPP loans were not included in average interest earning assets or interest income and were primarily funded by the growth in non–interest bearing deposits. In addition, Horizon estimates that the high level of cash held on the balance sheet compressed the net interest margin by 11 basis points for the first quarter of 2021. This assumes that the high level of cash was not included in average interest earning assets or interest income and was excluded from non–interest bearing deposits.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021
The following are the average balance sheets for the three months ending (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Three Months Ended			Three Months Ended
		March 31, 2022			March 31, 2021
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$237,605	$91	0.16%	$267,241	$66	0.10%
	Interest earning deposits	20,673	24	0.47%	25,527	31	0.49%
	Investment securities – taxable	1,646,525	7,391	1.82%	410,063	1,451	1.44%
	Investment securities – non–taxable (1)	1,279,082	6,697	2.69%	956,464	5,223	2.80%
	Loans receivable (2) (3)	3,616,664	37,879	4.26%	3,780,339	40,818	4.39%
	Total interest earning assets	6,800,549	52,082	3.22%	5,439,634	47,589	3.66%
	Non–interest earning assets
	Cash and due from banks	104,676			85,269
	Allowance for credit losses	(54,307)			(57,779)
	Other assets	468,757			469,025
	Total average assets	$7,319,675			$5,936,149
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$4,478,621	$1,496	0.14%	$3,524,103	$2,343	0.27%
	Borrowings	503,846	1,043	0.84%	365,586	1,231	1.37%
	Repurchase agreements	139,742	37	0.11%	111,692	38	0.14%
	Subordinated notes	58,763	880	6.07%	58,616	880	6.09%
	Junior subordinated debentures issued to capital trusts	56,807	455	3.25%	56,571	559	4.01%
	Total interest bearing liabilities	5,237,779	3,911	0.30%	4,116,568	5,051	0.50%
	Non–interest bearing liabilities
	Demand deposits	1,322,781			1,063,268
	Accrued interest payable and other liabilities	42,774			58,912
	Stockholders’ equity	716,341			697,401
	Total average liabilities and stockholders’ equity	$7,319,675			$5,936,149

	Net interest income/spread		$48,171	2.92%		$42,538	3.16%
	Net interest income as a percent of average interest earning assets (1)			2.99%			3.29%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021
Credit Loss Expense

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio. During the three–month period ended March 31, 2022, a credit loss expense totaled a recovery of $1.4 million compared to a credit loss expense of $367,000 for the same period of 2021. During the three–month period ended March 31, 2022, commercial loan net charge–offs were $38,000, residential mortgage loan net recoveries were $10,000 and consumer loan net charge–offs were $108,000.

The ACL balance at March 31, 2022 was $52.5 million, or 1.41% of total loans compared to an ACL balance of $54.3 million at December 31, 2021 or 1.51% of total loans. The decrease in the ACL to total loans ratio was primarily due to favorable asset quality with non–performing loans at 0.54% of total loans at period end and net charge–offs to average loans represented 0.00% for the first quarter of 2022.

As of March 31, 2022, non–performing loans totaled $20.1 million, reflecting a $1.1 million increase from $19.0 million in non–performing loans as of December 31, 2021. Non–performing commercial loans increased by $335,000, non–performing real estate loans increased by $579,000 and non–performing consumer loans increased by $180,000 at March 31, 2022 compared to December 31, 2021.
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At March 31, 2022, the Bank modified loans totaling $1.2 million which qualify for treatment under the CARES Act. The following is a summary of loan modifications related to the COVID–19 pandemic by type of loan.

Type of Loan	#	Net Balance	% of Total Modifications	% of Portfolio
Commercial	3	$0.8	66.7%	0.0%
Mortgage (Retained Only)	3	$0.3	25.0%	0.0%
Indirect Auto	6	$0.1	8.3%	0.0%
Consumer Direct	0	$0.0	0.0%	0.0%
Consumer Revolving	0	$0.0	0.0%	0.0%
Total	12	$1.2	100.0%	0.0%

Mortgage (Serviced Only)	7
Other Real Estate Owned (“OREO”) and repossessed assets totaled $2.4 million at March 31, 2022 compared to $3.6 million at December 31, 2021. The decrease was primarily due to the sale of five properties during the first quarter of 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021
Non–interest Income
The following is a summary of changes in non–interest income for the three months ending March 31, 2022 and 2021 (table dollar amounts in thousands):

	Three Months Ended
	March 31,		Amount	Percent
	2022	2021	Change	Change
Non–interest Income
Service charges on deposit accounts	$2,795	$2,234	$561	25.1%
Wire transfer fees	159	255	(96)	(37.6)%
Interchange fees	2,780	2,340	440	18.8%
Fiduciary activities	1,503	1,743	(240)	(13.8)%
Gain on sale of investment securities	—	914	(914)	(100.0)%
Gain on sale of mortgage loans	2,027	5,296	(3,269)	(61.7)%
Mortgage servicing net of impairment	3,489	213	3,276	1,538.0%
Increase in cash surrender value of bank owned life insurance	510	511	(1)	(0.2)%
Other income	892	367	525	143.1%
Total non–interest income	$14,155	$13,873	$282	2.0%
Total non–interest income was $282,000 higher during the first quarter of 2022 compared to the same period of 2021. Residential mortgage loan activity during the first quarter of 2022 generated $2.0 million of income from the gain on sale of mortgage loans, down from $5.3 million for the same period in 2021 due to a lower volume of loans sold and a decrease in the percentage gain on loans sold. Mortgage servicing income, net of impairment or recovery, increased $3.3 million during the first quarter of 2022 compared to the same period of 2021 due to an impairment recovery of $2.6 million recorded during the first quarter of 2022 as mortgage pre–payment speeds have slowed. Service charges on deposit accounts and interchange fees increased $561,000 and $440,000, respectively, when comparing the first quarter of 2022 to the same period of 2021 primarily due to the deposits acquired with the branch acquisition completed during the third quarter of 2021. Gain on sale of investment securities decreased $914,000 when comparing the first quarter of 2022 to the same period of 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021
Non–interest Expense
The following is a summary of changes in non–interest expense for the three months ending March 31, 2022 and 2021 (table dollar amounts in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021	Amount Change	Percent Change
Non–interest Expense
Salaries and employee benefits	$19,735	$16,871	$2,864	17.0%
Net occupancy expenses	3,561	3,318	243	7.3%
Data processing	2,537	2,376	161	6.8%
Professional fees	314	544	(230)	(42.3)%
Outside services and consultants	2,525	1,702	823	48.4%
Loan expense	2,545	2,822	(277)	(9.8)%
FDIC deposit insurance	725	800	(75)	(9.4)%
Other losses	168	283	(115)	(40.6)%
Other expenses	4,500	3,456	1,044	30.2%
Total non–interest expense	$36,610	$32,172	$4,438	13.8%
Annualized Non–interest Exp. to Avg. Assets	2.03%	2.20%
Total non–interest expense was $4.4 million higher for the first quarter of 2022 when compared to the first quarter of 2021. The increases in expenses was primarily due to an increase in salaries and employee benefits of $2.9 million, an increase in other expense of $1.0 million, an increase in outside services and consultants of $823,000 and an increase in net occupancy expenses of $243,000 primarily due to the 14 branches acquired in September 2021, wage increases, higher health care costs and continued investments in technology. These increases were partially offset by decreases of $277,000 in loan expense and $230,000 in professional fees.
Annualized non–interest expense as a percent of average assets was 2.03% and 2.20% for the three months ended March 31, 2022 and 2021, respectively.

Income Taxes
Income tax expense totaled $3.5 million for the first quarter of 2022, a decrease of $89,000 when compared to the first quarter of 2021.

Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At March 31, 2022, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $575.3 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $672.7 million at December 31, 2021. The Bank had approximately $2.3 billion of unpledged investment securities at March 31, 2022 compared to $2.0 billion at December 31, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2022. Stockholders’ equity totaled $677.5 million as of March 31, 2022, compared to $723.2 million as of December 31, 2021. For the three months ended March 31, 2022, the ratio of average stockholders’ equity to average assets was 9.79% compared to 10.93% for the twelve months ended December 31, 2021. The decrease in stockholders’ equity during the period was due to an decrease in accumulated other comprehensive income of $62.1 million and the amount of dividends paid, offset by net income recorded during the period.
Horizon declared common stock dividends in the amount of $0.15 per share during the first three months of 2022 and $0.13 per share for the same period of 2021. The dividend payout ratio (dividends as a percent of basic earnings per share) was 27.8% and 26.1% for the first three months of 2022 and 2021, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2021.

Use of Non–GAAP Financial Measures
Certain information set forth in this quarterly report on Form 10–Q refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non–GAAP financial measures relating to net income, diluted earnings per share, net interest margin, tangible stockholders’ equity, tangible book value per share, efficiency ratio, the return on average assets, the return on average common equity, the return on average tangible equity and pre–tax pre–provision net income. In each case, we have identified special circumstances that we consider to be adjustments and have excluded them, to show the impact of such events as acquisition–related purchase accounting adjustments, among others we have identified in our reconciliations. Horizon believes that these non–GAAP financial measures are helpful to investors and provide a greater understanding of our business and financial results without giving effect to the purchase accounting impacts and other adjustments. These measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure. See the tables and other information below and contained elsewhere in this Report on Form 10–Q for reconciliations of the non–GAAP figures identified herein and their most comparable GAAP measures.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Net income as reported	$23,563	$21,425	$23,071	$22,173	$20,422
Acquisition expenses	—	884	799	242	—
Tax effect	—	(184)	(166)	(51)	—
Net income excluding acquisition expenses	23,563	22,125	23,704	22,364	20,422
Credit loss expense acquired loans	—	—	2,034	—	—
Tax effect	—	—	(427)	—	—
Net income excluding credit loss expense acquired loans	23,563	22,125	25,311	22,364	20,422
Gain on sale of ESOP trustee accounts	—	—	(2,329)	—	—
Tax effect	—	—	489	—	—
Net income excluding gain on sale of ESOP trustee accounts	23,563	22,125	23,471	22,364	20,422
DOL ESOP settlement expenses	—	1,900	—	—	—
Tax effect	—	(315)	—	—	—
Net income excluding DOL ESOP settlement expenses	23,563	23,710	23,471	22,364	20,422
(Gain)/loss on sale of investment securities	—	—	—	—	(914)
Tax effect	—	—	—	—	192
Net income excluding (gain)/loss on sale of investment securities	23,563	23,710	23,471	22,364	19,700
Death benefit on bank owned life insurance (“BOLI”)	—	—	(517)	(266)	—
Net income excluding death benefit on BOLI	23,563	23,710	22,954	22,098	19,700
Prepayment penalties on borrowings	—	—	—	125	—
Tax effect	—	—	—	(26)	—
Net income excluding prepayment penalties on borrowings	23,563	23,710	22,954	22,197	19,700
Adjusted net income	$23,563	$23,710	$22,954	$22,197	$19,700

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021

Non–GAAP Reconciliation of Diluted Earnings per Share
(Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Diluted earnings per share (“EPS”) as reported	$0.54	$0.49	$0.52	$0.50	$0.46
Acquisition expenses	—	0.02	0.02	0.01	—
Tax effect	—	—	—	—	—
Diluted EPS excluding acquisition expenses	0.54	0.51	0.54	0.51	0.46
Credit loss expense acquired loans	—	—	0.05	—	—
Tax effect	—	—	(0.01)	—	—
Diluted EPS excluding credit loss expense acquired loans	0.54	0.51	0.58	0.51	0.46
Gain on sale of ESOP trustee accounts	—	—	(0.05)	—	—
Tax effect	—	—	0.01	—	—
Diluted EPS excluding gain on sale of ESOP trustee accounts	0.54	0.51	0.54	0.51	0.46
DOL ESOP settlement expenses	—	0.04	—	—	—
Tax effect	—	(0.01)	—	—	—
Diluted EPS excluding DOL ESOP settlement expenses	0.54	0.54	0.54	0.51	0.46
(Gain)/loss on sale of investment securities	—	—	—	—	(0.02)
Tax effect	—	—	—	—	—
Diluted EPS excluding (gain)/loss on investment securities	0.54	0.54	0.54	0.51	0.44
Death benefit on BOLI	—	—	(0.02)	(0.01)	—
Diluted EPS excluding death benefit on BOLI	0.54	0.54	0.52	0.50	0.44
Prepayment penalties on borrowings	—	—	—	—	—
Tax effect	—	—	—	—	—
Diluted EPS excluding prepayment penalties on borrowings	0.54	0.54	0.52	0.50	0.44
Adjusted Diluted EPS	$0.54	$0.54	$0.52	$0.50	$0.44

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Pre–tax income	$27,102	$25,505	$27,127	$25,943	$23,872
Credit loss expense (reversal)	(1,386)	(2,071)	1,112	(1,492)	367
Pre–tax, pre–provision net income	$25,716	$23,434	$28,239	$24,451	$24,239
Pre–tax, pre–provision net income	$25,716	$23,434	$28,239	$24,451	$24,239
Acquisition expenses	—	884	799	242	—
Gain on sale of ESOP trustee accounts	—	—	(2,329)	—	—
DOL ESOP settlement expenses	—	1,900	—	—	—
(Gain)/loss on sale of investment securities	—	—	—	—	(914)
Death benefit on bank owned life insurance	—	—	(517)	(266)	—
Prepayment penalties on borrowings	—	—	—	125	—
Adjusted pre–tax, pre–provision net income	$25,716	$26,218	$26,192	$24,552	$23,325

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Net interest income as reported	$48,171	$49,976	$46,544	$42,632	$42,538
Average interest earning assets	6,800,549	6,938,258	6,033,088	5,659,384	5,439,634
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	2.99%	2.97%	3.17%	3.14%	3.29%
Net interest income as reported	$48,171	$49,976	$46,544	$42,632	$42,538
Acquisition–related purchase accounting adjustments (“PAUs”)	(916)	(1,819)	(875)	(230)	(1,579)
Prepayment penalties on borrowings	—	—	—	125	—
Adjusted net interest income	$47,255	$48,157	$45,669	$42,527	$40,959
Adjusted net interest margin	2.93%	2.86%	3.12%	3.13%	3.17%

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Total stockholders’ equity	$677,450	$723,209	$708,542	$710,374	$689,379
Less: Intangible assets	174,588	175,513	183,938	172,398	173,296
Total tangible stockholders’ equity	$502,862	$547,696	$524,604	$537,976	$516,083
Common shares outstanding	43,572,796	43,547,942	43,520,694	43,950,720	43,949,189
Book value per common share	$15.55	$16.61	$16.28	$16.16	$15.69
Tangible book value per common share	$11.54	$12.58	$12.05	$12.24	$11.74

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Non–interest expense as reported	$36,610	$39,370	$34,349	$33,388	$32,172
Net interest income as reported	48,171	49,976	46,544	42,632	42,538
Non–interest income as reported	$14,155	$12,828	$16,044	$15,207	$13,873
Non–interest expense/(Net interest income + Non–interest income) ("Efficiency Ratio")	58.74%	62.69%	54.88%	57.73%	57.03%

Non–interest expense as reported	$36,610	$39,370	$34,349	$33,388	$32,172
Acquisition expenses	—	(884)	(799)	(242)	—
DOL ESOP settlement expenses	—	(1,900)	—	—	—
Non–interest expense excluding acquisition expenses and DOL ESOP settlement expenses	36,610	36,586	33,550	33,146	32,172
Net interest income as reported	48,171	49,976	46,544	42,632	42,538
Prepayment penalties on borrowings	—	—	—	125	—
Net interest income excluding prepayment penalties on borrowings	48,171	49,976	46,544	42,757	42,538
Non–interest income as reported	14,155	12,828	16,044	15,207	13,873
Gain on sale of ESOP trustee accounts	—	—	(2,329)	—	—
(Gain)/loss on sale of investment securities	—	—	—	—	(914)
Death benefit on bank owned life insurance ("BOLI")	—	—	(517)	(266)	—
Non–interest income excluding (gain)/loss on sale of investment securities and death benefit on BOLI	$14,155	$12,828	$13,198	$14,941	$12,959
Adjusted efficiency ratio	58.74%	58.25%	56.16%	57.45%	57.97%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Average assets	$7,319,675	$7,461,343	$6,507,673	$6,142,507	$5,936,149
Return on average assets ("ROAA") as reported	1.31%	1.14%	1.41%	1.45%	1.40%
Acquisition expenses	—	0.05	0.05	0.02	—
Tax effect	—	(0.01)	(0.01)	—	—
ROAA excluding acquisition expenses	1.31	1.18	1.45	1.47	1.40
Credit loss expense acquired loans	—	—	0.12	—	—
Tax effect	—	—	(0.03)	—	—
ROAA excluding credit loss expense acquired loans	1.31	1.18	1.54	1.47	1.40
Gain on sale of ESOP trustee accounts	—	—	(0.14)	—	—
Tax effect	—	—	0.03	—	—
ROAA excluding gain on sale of ESOP trustee accounts	1.31	1.18	1.43	1.47	1.40
DOL ESOP settlement expenses	—	0.10	—	—	—
Tax effect	—	(0.02)	—	—	—
ROAA excluding DOL ESOP settlement expenses	1.31	1.26	1.43	1.47	1.40
(Gain)/loss on sale of investment securities	—	—	—	—	(0.06)
Tax effect	—	—	—	—	0.01
ROAA excluding (gain)/loss on sale of investment securities	1.31	1.26	1.43	1.47	1.35
Death benefit on bank owned life insurance ("BOLI")	—	—	(0.03)	(0.02)	—
ROAA excluding death benefit on BOLI	1.31	1.26	1.40	1.45	1.35
Prepayment penalties on borrowings	—	—	—	0.01	—
Tax effect	—	—	—	—	—
ROAA excluding prepayment penalties on borrowings	1.31	1.26	1.40	1.46	1.35
Adjusted ROAA	1.31%	1.26%	1.40%	1.46%	1.35%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Average common equity	$716,341	$719,643	$724,412	$706,652	$697,401
Return on average common equity ("ROACE") as reported	13.34%	11.81%	12.64%	12.59%	11.88%
Acquisition expenses	—	0.49	0.44	0.14	—
Tax effect	—	(0.10)	(0.09)	(0.03)	—
ROACE excluding acquisition expenses	13.34	12.20	12.99	12.70	11.88
Credit loss expense acquired loans	—	—	1.11	—	—
Tax effect	—	—	(0.23)	—	—
ROACE excluding credit loss expense acquired loans	13.34	12.20	13.87	12.70	11.88
Gain on sale of ESOP trustee accounts	—	—	(1.28)	—	—
Tax effect	—	—	0.27	—	—
ROACE excluding gain on sale of ESOP trustee accounts	13.34	12.20	12.86	12.70	11.88
DOL ESOP settlement expenses	—	1.05	—	—	—
Tax effect	—	(0.17)	—	—	—
ROACE DOL ESOP settlement expenses	13.34	13.08	12.86	12.70	11.88
(Gain)/loss on sale of investment securities	—	—	—	—	(0.53)
Tax effect	—	—	—	—	0.11
ROACE excluding (gain)/loss on sale of investment securities	13.34	13.08	12.86	12.70	11.46
Death benefit on bank owned life insurance ("BOLI")	—	—	(0.28)	(0.15)	—
ROACE excluding death benefit on BOLI	13.34	13.08	12.58	12.55	11.46
Prepayment penalties on borrowings	—	—	—	0.07	—
Tax effect	—	—	—	(0.01)	—
ROACE excluding prepayment penalties on borrowings	13.34	13.08	12.58	12.61	11.46
Adjusted ROACE	13.34%	13.08%	12.58%	12.61%	11.46%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2022 and 2021

Non–GAAP Reconciliation of Return on Average Tangible Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2021	2021	2021	2021
Average common equity	$716,341	$719,643	$724,412	$706,652	$697,401
Less: Average intangible assets	176,356	179,594	174,920	173,905	174,785
Average tangible equity	$539,985	$540,049	$549,492	$532,747	$522,616
Return on average common equity ("ROATE")	17.70%	15.74%	16.66%	16.69%	15.85%
Acquisition expenses	—	0.65	0.58	0.18	—
Tax effect	—	(0.14)	(0.12)	(0.04)	—
ROATE excluding acquisition expenses	17.70	16.25	17.12	16.83	15.85
Credit loss expense acquired loans	—	—	1.47	—	—
Tax effect	—	—	(0.31)	—	—
ROATE excluding credit loss expense acquired loans	17.70	16.25	18.28	16.83	15.85
Gain on sale of ESOP trustee accounts	—	—	(1.68)	—	—
Tax effect	—	—	0.35	—	—
ROATE excluding gain on sale of ESOP trustee accounts	17.70	16.25	16.95	16.83	15.85
DOL ESOP settlement expenses	—	1.40	—	—	—
Tax effect	—	(0.23)	—	—	—
ROATE DOL ESOP settlement expenses	17.70	17.42	16.95	16.83	15.85
(Gain)/loss on sale of investment securities	—	—	—	—	(0.71)
Tax effect	—	—	—	—	0.15
ROATE excluding (gain)/loss on sale of investment securities	17.70	17.42	16.95	16.83	15.29
Death benefit on bank owned life insurance ("BOLI")	—	—	(0.37)	(0.20)	—
ROATE excluding death benefit on BOLI	17.70	17.42	16.58	16.63	15.29
Prepayment penalties on borrowings	—	—	—	0.09	—
Tax effect	—	—	—	(0.02)	—
ROATE excluding prepayment penalties on borrowings	17.70	17.42	16.58	16.70	15.29
Adjusted ROATE	17.70%	17.42%	16.58%	16.70%	15.29%

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon’s 2021 Annual Report on Form 10–K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2021 Annual Report on Form 10–K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of March 31, 2022, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2022, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 1.    LEGAL PROCEEDINGS
Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.    RISK FACTORS
There have been no material changes from the factors previously disclosed under Item 1A of Horizon’s Annual Report on Form 10–K for the fiscal year ended December 31, 2021.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
31.1	Certification of Craig M. Dwight	Attached
31.2	Certification of Mark E. Secor	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

May 5, 2022	/s/ Craig M. Dwight
Date	Craig M. Dwight
Chief Executive Officer

May 5, 2022	/s/ Mark E. Secor
Date	Mark E. Secor
Chief Financial Officer