Form 10-Q
period 2022-06-30
HORIZON BANCORP INC /IN/
filed 2022-08-08
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,572,796     shares of Common Stock, no par value, at August 5, 2022.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$108,848	$593,508
Interest earning time deposits	3,799	4,782
Investment securities, available for sale	1,041,020	1,160,812
Investment securities, held to maturity (fair value of $1,754,214 and $1,559,991)	2,052,772	1,552,443
Loans held for sale	2,943	12,579
Loans, net of allowance for credit losses of $52,350 and $54,286	3,885,460	3,590,331
Premises and equipment, net	93,778	93,441
Federal Home Loan Bank stock	26,677	24,440
Goodwill	154,572	154,572
Other intangible assets	19,090	20,941
Interest receivable	28,996	26,137
Cash value of life insurance	94,625	97,150
Other assets	128,356	80,753
Total assets	$7,640,936	$7,411,889
Liabilities
Deposits
Non–interest bearing	$1,328,213	$1,360,338
Interest bearing	4,517,372	4,442,653
Total deposits	5,845,585	5,802,991
Borrowings	959,222	712,739
Subordinated notes	58,823	58,750
Junior subordinated debentures issued to capital trusts	56,907	56,785
Interest payable	2,402	2,235
Other liabilities	60,132	55,180
Total liabilities	6,983,071	6,688,680
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued 43,883,415 and 43,766,931 shares, Outstanding 43,572,796 and 43,547,942 shares	—	—
Additional paid-in capital	352,412	352,122
Retained earnings	398,517	363,742
Accumulated other comprehensive income (loss)	(93,064)	7,345
Total stockholders’ equity	657,865	723,209
Total liabilities and stockholders’ equity	$7,640,936	$7,411,889
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest Income
Loans receivable	$41,549	$39,236	$79,428	$80,054
Investment securities – taxable	8,716	2,528	16,222	4,076
Investment securities – tax exempt	7,307	5,656	14,004	10,879
Total interest income	57,572	47,420	109,654	95,009
Interest Expense
Deposits	1,677	2,053	3,173	4,396
Borrowed funds	1,450	1,296	2,530	2,565
Subordinated notes	881	881	1,761	1,761
Junior subordinated debentures issued to capital trusts	556	558	1,011	1,117
Total interest expense	4,564	4,788	8,475	9,839
Net Interest Income	53,008	42,632	101,179	85,170
Credit loss expense (recovery)	240	(1,492)	(1,146)	(1,125)
Net Interest Income after Credit Loss Expense (Recovery)	52,768	44,124	102,325	86,295
Non–interest Income
Service charges on deposit accounts	2,833	2,157	5,628	4,391
Wire transfer fees	170	222	329	477
Interchange fees	3,582	2,892	6,362	5,232
Fiduciary activities	1,405	1,961	2,908	3,704
Gains on sale of investment securities (includes $0 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $0 and $914 for the six months ended June 30, 2022 and 2021, respectively, related to accumulated other comprehensive earnings reclassifications)	—	—	—	914
Gain on sale of mortgage loans	2,501	5,612	4,528	10,908
Mortgage servicing income net of impairment or recovery	319	1,503	3,808	1,716
Increase in cash value of bank owned life insurance	519	502	1,029	1,013
Death benefit on bank owned life insurance	644	266	644	266
Other income	461	92	1,353	459
Total non–interest income	12,434	15,207	26,589	29,080
Non–interest Expense
Salaries and employee benefits	19,957	17,730	39,692	34,601
Net occupancy expenses	3,190	3,084	6,751	6,402
Data processing	2,607	2,388	5,144	4,764
Professional fees	283	588	597	1,132
Outside services and consultants	2,485	2,220	5,010	3,922
Loan expense	2,497	3,107	5,042	5,929
FDIC insurance expense	775	500	1,500	1,300
Other losses	362	6	530	289
Other expense	4,212	3,765	8,712	7,221
Total non–interest expense	36,368	33,388	72,978	65,560
Income Before Income Taxes	28,834	25,943	55,936	49,815
Income tax expense (includes $0 and $0 for the three months ended June 30, 2022 and 2021, respectively, and $0 and $192 for the six months ended June 30, 2022 and 2021, respectively, related to income tax expense from reclassification items)	3,975	3,770	7,514	7,220
Net Income	$24,859	$22,173	$48,422	$42,595
Basic Earnings Per Share	$0.57	$0.50	$1.11	$0.97
Diluted Earnings Per Share	0.57	0.50	1.11	0.97
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Net Income	$24,859	$22,173	$48,422	$42,595
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	1,043	(18)	3,789	3,035
Income tax effect	(219)	4	(796)	(637)
Changes from derivative instruments	824	(14)	2,993	2,398
Change in securities:
Unrealized depreciation for the period on AFS securities	(48,333)	10,069	(129,157)	(13,816)
Accretion (amortization) from transfer of securities from available for sale to held to maturity securities	(1,181)	14	(1,732)	31
Reclassification adjustment for securities gains realized in income	—	—	—	(914)
Income tax effect	10,398	(2,117)	27,487	3,087
Unrealized losses on securities	(39,116)	7,966	(103,402)	(11,612)
Other Comprehensive Loss, Net of Tax	(38,292)	7,952	(100,409)	(9,214)
Comprehensive Income (Loss)	$(13,433)	$30,125	$(51,987)	$33,381
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, April 1, 2021	$—	$—	$362,613	$316,080	$10,686	$689,379
Net income	—	—	—	22,173	—	22,173
Other comprehensive loss, net of tax	—	—	—	—	7,952	7,952
Amortization of unearned compensation	—	—	449	—	—	449
Exercise of stock options	—	—	116	—	—	116
Stock option expense	—	—	15	—	—	15
Stock retirement plans	—	—	(3,966)	—	—	(3,966)
Cash dividends on common stock ($0.13 per share)	—	—	—	(5,744)	—	(5,744)
Balances, June 30, 2021	$—	$—	$359,227	$332,509	$18,638	$710,374

Balances, April 1, 2022	$—	$—	$351,522	$380,700	$(54,772)	$677,450
Net income	—	—	—	24,859	—	24,859
Other comprehensive loss, net of tax	—	—	—	—	(38,292)	(38,292)
Amortization of unearned compensation	—	—	627	—	—	627
Net settlement of share awards	—	—	(25)	—	—	(25)
Stock retirement plans	—	—	288	—	—	288
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,042)	—	(7,042)
Balances, June 30, 2022	$—	$—	$352,412	$398,517	$(93,064)	$657,865
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Six Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, January 1, 2021	$—	$—	$362,945	$301,419	$27,852	$692,216
Net income	—	—	—	42,595	—	42,595
Other comprehensive income, net of tax	—	—	—	—	(9,214)	(9,214)
Amortization of unearned compensation	—	—	784	—	—	784
Exercise of stock options	—	—	769	—	—	769
Stock option expense	—	—	42	—	—	42
Net settlement of share awards	—	—	(1,347)	—	—	(1,347)
Stock retirement plans	—	—	(3,966)	—	—	(3,966)
Cash dividends on common stock ($0.26 per share)	—	—	—	(11,505)	—	(11,505)
Balances, June 30, 2021	$—	$—	$359,227	$332,509	$18,638	$710,374

Balances, January 1, 2022	$—	$—	$352,122	$363,742	$7,345	$723,209
Net income	—	—	—	48,422	—	48,422
Other comprehensive loss, net of tax	—	—	—	—	(100,409)	(100,409)
Amortization of unearned compensation	—	—	1,143	—	—	1,143
Exercise of stock options	—	—	94	—	—	94
Stock option expense	—	—	13	—	—	13
Net settlement of share awards	—	—	(1,696)	—	—	(1,696)
Stock retirement plans	—	—	736	—	—	736
Cash dividends on common stock ($0.31 per share)	—	—	—	(13,647)	—	(13,647)
Balances, June 30, 2022	$—	$—	$352,412	$398,517	$(93,064)	$657,865

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Six Months Ended
	June 30
	2022	2021
Operating Activities
Net income	$48,422	$42,595
Items not requiring (providing) cash
Provision for (recovery of) credit losses	(1,146)	(1,125)
Depreciation and amortization	5,205	4,610
Share based compensation	1,156	826
Amortization of mortgage servicing rights	1,394	2,014
Mortgage servicing rights net impairment	(2,594)	(1,843)
Premium amortization on securities, net	6,211	4,573
Gain on sale of investment securities	—	(914)
Gain on sale of mortgage loans	(4,528)	(10,908)
Proceeds from sales of loans	162,849	256,395
Loans originated for sale	(148,685)	(239,177)
Change in cash value life insurance	(1,029)	(1,013)
Gain on sale of other real estate owned	(618)	19
Net change in:
Interest receivable	(2,859)	(306)
Interest payable	167	(282)
Other assets	(11,986)	9,895
Other liabilities	(578)	(4,581)
Net cash provided by operating activities	51,381	60,778
Investing Activities
Purchases of securities available for sale	(179,849)	(700,359)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	40,558	125,616
Purchases of securities held to maturity	(413,093)	—
Proceeds from maturities of securities held to maturity	34,747	14,617
Net change in interest earning time deposits	983	1,971
Change in FHLB stock	(2,237)	—
Net change in loans	(294,325)	343,698
Proceeds on the sale of OREO and repossessed assets	3,017	873
Premises and equipment expenditures	(3,224)	997
Proceeds from bank owned life insurance	2,910	—
Death benefit on bank owned life insurance	644	266
Net cash used in investing activities	(809,869)	(212,321)
Financing Activities
Net change in deposits	42,594	250,493
Proceeds from borrowings	533,587	3,395
Repayment of borrowings	(300,000)	(54,980)
Net change in repurchase agreements	12,896	19,178
Net settlement of share awards	(1,696)	(1,347)
Exercise of stock options	94	769
Dividends paid on common stock	(13,647)	(11,505)
Net cash provided by financing activities	273,828	206,003
Net Change in Cash and Cash Equivalents	(484,660)	54,460
Cash and Cash Equivalents, Beginning of Period	593,508	249,711
Cash and Cash Equivalents, End of Period	$108,848	$304,171
Additional Supplemental Information
Interest paid	$8,308	$10,121

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

Income taxes paid	650	725
Transfer of loans to other real estate and repossessed assets	342	601
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2022 and June 30, 2021 are not necessarily indicative of the operating results for the full year of 2022 or 2021. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10–K for 2021 filed with the Securities and Exchange Commission on March 9, 2022. The condensed consolidated balance sheet of Horizon as of December 31, 2021 has been derived from the audited balance sheet as of that date.
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of June 30, 2022, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Basic earnings per share
Net income	$24,859	$22,173	$48,422	$42,595
Weighted average common shares outstanding	43,572,796	43,950,501	43,563,804	43,935,111
Basic earnings per share	$0.57	$0.50	$1.11	$0.97

Diluted earnings per share
Net income	$24,859	$22,173	$48,422	$42,595
Weighted average common shares outstanding	43,572,796	43,950,501	43,563,804	43,935,111
Effect of dilutive securities:
Restricted stock	77,296	106,175	107,122	104,421
Stock options	34,599	54,427	40,896	53,045
Weighted average common shares outstanding	43,684,691	44,111,103	43,711,822	44,092,577
Diluted earnings per share	$0.57	$0.50	$1.11	$0.97

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
There were 319,692 and 206,421 shares for the three and six months ended June 30, 2022, respectively, which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 137,705 shares for the three and six months ended June 30, 2021, which were not included in the computation of diluted earnings per share because they were non–dilutive.
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
Revision of Previously Issued Financial Statements
We have revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10–Q related to immaterial errors. The errors relate to sold commercial loan participation balances which do not qualify under accounting guidance as sales transactions under Accounting Standards Codification Topic 860 – Transfers and Servicing. The correction of this error resulted in an increase in loans, net of allowance for credit losses and borrowings on the Company's condensed consolidated balance sheet.
We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10–K for the year ended December 31, 2021, or for any quarterly periods included therein.
The following tables present the revisions to the line items of our previously issued financial statements to reflect the correction of the errors:

Consolidated Balance Sheet
As of December 31, 2021	As Reported	Adjustment	As Revised
Loans, net of allowance for credit losses	$3,553,345	$36,986	$3,590,331
Total assets	7,374,903	36,986	7,411,889
Borrowings	675,753	36,986	712,739
Total liabilities	6,651,694	36,986	6,688,680
Total liabilities and stockholders' equity	7,374,903	36,986	7,411,889

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2021	As Reported	Adjustment	As Revised
Net change in loans	$347,010	$(3,312)	$343,698
Net cash provided by investing activities	(209,009)	(3,312)	(212,321)
Proceeds from borrowings	83	3,312	3,395
Net cash provided by financing activities	202,691	3,312	206,003
Net Change in Cash and Cash Equivalents	54,460	—	54,460
We have revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10–Q related to immaterial errors. The errors relate to the classification of certain available for sale (“AFS“) and held to maturity (“HTM”) securities. The correction of this error resulted in an increase in AFS and HTM federal agency mortgage–backed pool securities and a decrease in AFS and HTM private labeled mortgage–backed pool securities in Note 3 – Securities.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
We evaluated the aggregate effects of the errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10–K for the year ended December 31, 2021, or for any quarterly periods included therein.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present the revisions to the line items of our previously issued financial statements to reflect the correction of the errors:

Note 3 – Securities
As of December 31, 2021	Amortized Cost
	As Reported	Adjustment	As Revised
Federal agency mortgage–backed pools	$225,329	31,856	257,185
Private labeled mortgage–backed pools	31,856	(31,856)	—
Total available for sale investment securities	$257,185	—	257,185

Federal agency mortgage–backed pools	$188,426	59,511	247,937
Private labeled mortgage–backed pools	99,958	(59,511)	40,447
Total held to maturity investment securities	$288,384	—	288,384

	Gross Unrealized Gains
	As Reported	Adjustment	As Revised
Federal agency mortgage–backed pools	$1,777	137	1,914
Private labeled mortgage–backed pools	137	(137)	—
Total available for sale investment securities	$1,914	—	1,914

Federal agency mortgage–backed pools	$151	58	209
Private labeled mortgage–backed pools	58	(58)	—
Total held to maturity investment securities	$209	—	209

	Gross Unrealized Losses
	As Reported	Adjustment	As Revised
Federal agency mortgage–backed pools	$(1,032)	(376)	(1,408)
Private labeled mortgage–backed pools	(376)	376	—
Total available for sale investment securities	$(1,408)	—	(1,408)

Federal agency mortgage–backed pools	$(2,612)	(1,398)	(4,010)
Private labeled mortgage–backed pools	(1,840)	1,398	(442)
Total held to maturity investment securities	$(4,452)	—	(4,452)

	Fair Value
	As Reported	Adjustment	As Revised
Federal agency mortgage–backed pools	$226,074	31,617	257,691
Private labeled mortgage–backed pools	31,617	(31,617)	—
Total available for sale investment securities	$257,691	—	257,691

Federal agency mortgage–backed pools	$185,965	58,171	244,136
Private labeled mortgage–backed pools	98,176	(58,171)	40,005
Total held to maturity investment securities	$284,141	—	284,141

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 – Securities
The fair value of securities is as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$294,793	$—	$(19,617)	$275,176
State and municipal	507,128	256	(69,217)	438,167
Federal agency collateralized mortgage obligations	41,329	—	(1,043)	40,286
Federal agency mortgage-backed pools	235,337	8	(24,860)	210,485
Corporate notes	84,389	198	(7,681)	76,906
Total available for sale investment securities	$1,162,976	$462	$(122,418)	$1,041,020
Held to maturity
U.S. Treasury and federal agencies	$295,386	$—	$(34,138)	$261,248
State and municipal	1,135,751	456	(184,215)	951,992
Federal agency collateralized mortgage obligations	59,694	—	(6,160)	53,534
Federal agency mortgage-backed pools	360,446	—	(46,620)	313,826
Private labeled mortgage-backed pools	37,101	—	(4,346)	32,755
Corporate notes	164,394	—	(23,535)	140,859
Total held to maturity investment securities	$2,052,772	$456	$(299,014)	$1,754,214

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$118,595	$82	$(1,698)	$116,979
State and municipal	632,652	12,802	(5,708)	639,746
Federal agency collateralized mortgage obligations	60,600	989	(12)	61,577
Federal agency mortgage-backed pools	257,185	1,914	(1,408)	257,691
Corporate notes	84,579	1,013	(773)	84,819
Total available for sale investment securities	$1,153,611	$16,800	$(9,599)	$1,160,812
Held to maturity
U.S. Treasury and federal agencies	$195,429	$12	$(1,215)	$194,226
State and municipal	862,461	20,719	(4,263)	878,917
Federal agency collateralized mortgage obligations	48,482	3	(1,020)	47,465
Federal agency mortgage-backed pools	247,937	209	(4,010)	244,136
Private labeled mortgage-backed pools	40,447	—	(442)	40,005
Corporate notes	157,687	11	(2,456)	155,242
Total held to maturity investment securities	$1,552,443	$20,954	$(13,406)	$1,559,991

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2022 and December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$1,228	$1,225	$22,980	$22,984
One to five years	293,825	276,489	156,677	156,397
Five to ten years	281,389	251,923	315,630	316,125
After ten years	309,868	260,612	340,539	346,038
	886,310	790,249	835,826	841,544
Federal agency collateralized mortgage obligations	41,329	40,286	60,600	61,577
Federal agency mortgage–backed pools	235,337	210,485	257,185	257,691
Total available for sale investment securities	$1,162,976	$1,041,020	$1,153,611	$1,160,812
Held to maturity
Within one year	$36,037	$35,818	$5,222	$5,265
One to five years	202,480	195,376	65,739	66,982
Five to ten years	349,467	313,467	273,720	275,308
After ten years	1,007,547	809,438	870,896	880,830
	1,595,531	1,354,099	1,215,577	1,228,385
Federal agency collateralized mortgage obligations	59,694	53,534	48,482	47,465
Federal agency mortgage–backed pools	360,446	313,826	247,937	244,136
Private labeled mortgage–backed pools	37,101	32,755	40,447	40,005
Total held to maturity investment securities	$2,052,772	$1,754,214	$1,552,443	$1,559,991
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$478,535	$(45,494)	$57,639	$(8,261)	$536,174	$(53,755)
State and municipal	1,122,880	(212,110)	153,945	(41,323)	1,276,825	(253,433)
Federal agency collateralized mortgage obligations	93,150	(7,203)	—	—	93,150	(7,203)
Federal agency mortgage–backed pools	483,127	(66,195)	39,318	(5,284)	522,445	(71,479)
Private labeled mortgage–backed pools	32,755	(4,346)	—	—	32,755	(4,346)
Corporate notes	199,987	(28,492)	17,133	(2,724)	217,120	(31,216)
Total temporarily impaired securities	$2,410,434	$(363,840)	$268,035	$(57,592)	$2,678,469	$(421,432)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$268,732	$(2,483)	$15,820	$(430)	$284,552	$(2,913)
State and municipal	539,882	(9,389)	19,461	(582)	559,343	(9,971)
Federal agency collateralized mortgage obligations	56,027	(1,032)	—	—	56,027	(1,032)
Federal agency mortgage–backed pools	406,540	(5,418)	—	—	406,540	(5,418)
Private labeled mortgage–backed pools	40,005	(442)	—	—	40,005	(442)
Corporate notes	189,500	(3,229)	—	—	189,500	(3,229)
Total temporarily impaired securities	$1,500,686	$(21,993)	$35,281	$(1,012)	$1,535,967	$(23,005)
No allowance for credit losses for available for sale debt securities or held to maturity securities was needed at June 30, 2022 or December 31, 2021. Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $17.3 million at June 30, 2022 and $14.6 million at December 31, 2021 and is excluded from the estimate of credit losses.
The U.S. government sponsored entities and agencies and mortgage–backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Based on an evaluation of available evidence, management believes the unrealized losses on state and municipal securities, private labeled mortgage–backed pools and corporate notes were due to changes in interest rates. Due to the contractual terms, the issuers of state and municipal securities are not allowed to settle for less than the amortized cost of the security. In addition, the Company does not intend to sell these securities prior to the recovery of the amortized cost, which may not occur until maturity.
Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2022	2021	2022	2021
Sales of securities available for sale
Proceeds	$—	$—	$—	$27,514
Gross gains	—	—	—	914
Gross losses	—	—	—	—

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
Indirect installment
Home equity
Portfolio segment is defined as a level at which an entity develops and documents a systematic methodology to determine its allowance for credit losses. Class of financing receivable is defined as a group of financing receivables determined on the basis of both of the following, 1) risk characteristics of the financing receivable, and 2) an entity’s method for monitoring and assessing credit risk. Generally, the Bank does not move loans from a revolving loan to a term loan other than residential construction loans. Residential construction loans are reviewed and rewritten prior to being originated as a term loan.
The following table presents total loans outstanding by portfolio class, as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Commercial
Owner occupied real estate	$585,648	$560,887
Non–owner occupied real estate	1,159,808	1,088,470
Residential spec homes	11,320	9,907
Development & spec land	24,913	24,473
Commercial and industrial	582,302	530,208
Total commercial	2,363,991	2,213,945
Real estate
Residential mortgage	576,353	563,811
Residential construction	32,229	30,571
Mortgage warehouse	116,488	109,031
Total real estate	725,070	703,413
Consumer
Direct installment	59,833	63,714
Indirect installment	466,267	372,575
Home equity	322,649	290,970
Total consumer	848,749	727,259
Total loans	3,937,810	3,644,617
Allowance for credit losses	(52,350)	(54,286)
Net loans	$3,885,460	$3,590,331

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
As of June 30, 2022 and December 31, 2021, Federal Paycheck Protection Program (“PPP”) loans totaled approximately $2.3 million and $25.8 million, respectively, and are included with commercial loans. Total loans include net deferred loan costs of $2.6 million at June 30, 2022 and $1.9 million at December 31, 2021, respectively.

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

Non–performing Loans

The following table presents non–accrual loans, loans past due over 90 days still on accrual, and troubled debt restructurings (“TDRs”) by class of loans:

	June 30, 2022
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–performing with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$4,229	$—	$—	$568	$4,797	$2,557
Non–owner occupied real estate	619	—	—	277	896	896
Residential spec homes	101	—	—	—	101	101
Development & spec land	815	—	—	—	815	65
Commercial and industrial	1,399	—	—	—	1,399	859
Total commercial	7,163	—	—	845	8,008	4,478
Real estate
Residential mortgage	6,113	—	998	1,358	8,469	8,469
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	6,113	—	998	1,358	8,469	8,469
Consumer
Direct installment	132	—	—	—	132	132
Indirect installment	479	210	—	—	689	689
Home equity	2,229	—	347	332	2,908	2,908
Total consumer	2,840	210	347	332	3,729	3,729
Total	$16,116	$210	$1,345	$2,535	$20,206	$16,676

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
There was no interest income recognized on non–accrual loans during the six months ended June 30, 2022 and 2021, respectively, while the loans were in non–accrual status. Included in the $16.1 million of non–accrual loans and the $1.3 million of non–performing TDRs at June 30, 2022 were $2.0 million and $261,000, respectively, of loans acquired for which there were accretable yields recognized.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non–accrual loans of $16.1 million and non–performing TDRs of $1.3 million at June 30, 2022:

	June 30, 2022
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$580,910	$480	$29	$—	$509	$581,419
Non–owner occupied real estate	1,159,079	110	—	—	110	1,159,189
Residential spec homes	11,219	—	—	—	—	11,219
Development & spec land	24,085	—	13	—	13	24,098
Commercial and industrial	580,465	280	158	—	438	580,903
Total commercial	2,355,758	870	200	—	1,070	2,356,828
Real estate
Residential mortgage	567,058	1,866	318	—	2,184	569,242
Residential construction	32,229	—	—	—	—	32,229
Mortgage warehouse	116,488	—	—	—	—	116,488
Total real estate	715,775	1,866	318	—	2,184	717,959
Consumer
Direct installment	59,585	113	3	—	116	59,701
Indirect installment	463,474	1,586	518	210	2,314	465,788
Home equity	318,808	761	504	—	1,265	320,073
Total consumer	841,867	2,460	1,025	210	3,695	845,562
Total	$3,913,400	$5,196	$1,543	$210	$6,949	$3,920,349

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
At June 30, 2022, the types of concessions the Company has made on restructured loans have been temporary rate reductions and/or reductions in monthly payments, and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as a TDR unless the loan bears interest at a market rate. As of June 30, 2022, the Company had $3.9 million in TDRs and $2.5 million were performing according to the restructured terms and two TDRs were returned to accrual status during 2022. There were no specific reserves allocated to TDRs at June 30, 2022 based on the discounted cash flows or, when appropriate, the fair value of the collateral. These TDRs are exclusive of loans modified under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents TDRs by class of loan:

	June 30, 2022			December 31, 2021
	Non–accrual	Accruing	Total	Non–accrual	Accruing	Total
Commercial
Owner occupied real estate	$—	$568	$568	$—	$603	$603
Non–owner occupied real estate	—	277	277	285	—	285
Residential spec homes	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Total commercial	—	845	845	285	603	888
Real estate
Residential mortgage	998	1,358	2,356	892	1,421	2,313
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	998	1,358	2,356	892	1,421	2,313
Consumer
Direct installment	—	—	—	—	—	—
Indirect installment	—	—	—	—	—	—
Home equity	347	332	679	344	367	711
Total consumer	347	332	679	344	367	711
Total	$1,345	$2,535	$3,880	$1,521	$2,391	$3,912
Loans Modified under the CARES Act
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At June 30, 2022 and December 31, 2021, the Bank modified loans totaling $771,000 and $10.9 million, respectively, which qualify for treatment under the CARES Act.
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

	June 30, 2022
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$4,863	$510	$—	$5,373	$751
Non–owner occupied real estate	2,630	—	—	2,630	—
Residential spec homes	101	—	—	101	—
Development & spec land	815	—	—	815	72
Commercial and industrial	536	1,045	10	1,591	242
Total commercial	8,945	1,555	10	10,510	1,065
Total collateral dependent loans	$8,945	$1,555	$10	$10,510	$1,065

	December 31, 2021
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$11,201	$103	$—	$11,304	$632
Non–owner occupied real estate	2,068	—	—	2,068	—
Residential spec homes	—	—	—	—	—
Development & spec land	919	—	—	919	—
Commercial and industrial	427	1,218	—	1,645	128
Total commercial	14,615	1,321	—	15,936	760
Total collateral dependent loans	$14,615	$1,321	$—	$15,936	$760
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at June 30, 2022.

June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$59,036	$83,995	$53,337	$51,638	$42,377	$196,669	$58,971	$546,023
Special Mention	—	6,775	—	2,130	599	6,908	—	16,412
Substandard	500	257	993	1,010	3,126	11,436	5,891	23,213
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$59,536	$91,027	$54,330	$54,778	$46,102	$215,013	$64,862	$585,648

Non–owner occupied real estate
Pass	$119,235	$178,883	$127,999	$114,899	$54,785	$328,530	$168,576	$1,092,907
Special Mention	—	—	271	6,847	39,724	9,206	4,071	60,119
Substandard	—	709	—	—	3,575	2,498	—	6,782
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$119,235	$179,592	$128,270	$121,746	$98,084	$340,234	$172,647	$1,159,808

Residential spec homes
Pass	$305	$3,519	$66	$—	$—	$2,087	$5,242	$11,219
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	101	101
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$305	$3,519	$66	$—	$—	$2,087	$5,343	$11,320

Development & spec land
Pass	$369	$1,459	$477	$408	$8	$11,852	$9,236	$23,809
Special Mention	—	—	—	—	—	161	—	161
Substandard	—	—	—	—	—	195	748	943
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$369	$1,459	$477	$408	$8	$12,208	$9,984	$24,913

Commercial & industrial
Pass	$103,523	$153,070	$38,644	$36,734	$43,168	$119,929	$48,587	$543,655
Special Mention	263	2,526	30	1,321	10,558	6,009	1,800	22,507
Substandard	90	529	3,024	1,472	3,763	4,637	2,625	16,140
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$103,876	$156,125	$41,698	$39,527	$57,489	$130,575	$53,012	$582,302
Total commercial	$283,321	$431,722	$224,841	$216,459	$201,683	$700,117	$305,848	$2,363,991

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$53,519	$140,003	$98,753	$35,766	$39,693	$199,933	$217	$567,884
Non–performing	—	132	366	552	947	6,472	—	8,469
Total residential mortgage	$53,519	$140,135	$99,119	$36,318	$40,640	$206,405	$217	$576,353

Residential construction
Performing	$4	$—	$—	$—	$—	$—	$32,225	$32,229
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$4	$—	$—	$—	$—	$—	$32,225	$32,229

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$116,488	$116,488
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$116,488	$116,488
Total real estate	$53,523	$140,135	$99,119	$36,318	$40,640	$206,405	$148,930	$725,070

June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$13,448	$15,123	$9,099	$9,923	$5,117	$6,983	$8	$59,701
Non–performing	—	39	—	39	—	54	—	132
Total direct installment	$13,448	$15,162	$9,099	$9,962	$5,117	$7,037	$8	$59,833

Indirect installment
Performing	$171,661	$136,528	$72,333	$44,473	$27,624	$12,959	$—	$465,578
Non–performing	—	129	138	232	76	114	—	689
Total indirect installment	$171,661	$136,657	$72,471	$44,705	$27,700	$13,073	$—	$466,267

Home equity
Performing	$57,170	$82,698	$46,638	$30,724	$23,593	$72,350	$6,568	$319,741
Non–performing	19	8	105	132	33	1,295	1,316	2,908
Total home equity	$57,189	$82,706	$46,743	$30,856	$23,626	$73,645	$7,884	$322,649
Total consumer	$242,298	$234,525	$128,313	$85,523	$56,443	$93,755	$7,892	$848,749

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 5 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$37,789	$4,351	$1,055	$9,313	$52,508
Provision for credit losses on loans	(2,948)	111	12	3,065	240
PCD loan charge–offs	(114)	—	—	—	(114)
Charge–offs	(57)	(58)	—	(726)	(841)
Recoveries	132	18	—	407	557
Balance, end of period	$34,802	$4,422	$1,067	$12,059	$52,350

	Three Months Ended June 30, 2021
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$42,980	$4,229	$1,163	$8,814	$57,186
Provision for credit losses on loans	(1,168)	(144)	(8)	(172)	(1,492)
Charge–offs	(67)	—	—	(237)	(304)
Recoveries	27	23	—	215	265
Balance, end of period	$41,772	$4,108	$1,155	$8,620	$55,655

	Six Months Ended June 30, 2022
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$40,775	$3,856	$1,059	$8,596	$54,286
Provision for credit losses on loans	(5,640)	596	8	3,890	(1,146)
PCD loan charge–offs	(370)	—	—	—	(370)
Charge–offs	(137)	(58)	—	(1,013)	(1,208)
Recoveries	174	28	—	586	788
Balance, end of period	$34,802	$4,422	$1,067	$12,059	$52,350

	Six Months Ended June 30, 2021
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$42,210	$4,620	$1,267	$8,930	$57,027
Provision for credit losses on loans	(240)	(600)	(112)	(173)	(1,125)
Charge–offs	(263)	—	—	(472)	(735)
Recoveries	65	88	—	335	488
Balance, end of period	$41,772	$4,108	$1,155	$8,620	$55,655
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

Note 6 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.6 billion and $1.5 billion at June 30, 2022 and December 31, 2021.

The aggregate fair value of capitalized mortgage servicing rights was approximately $18.8 million and $15.2 million at June 30, 2022 and December 31, 2021, compared to the carrying values of $18.8 million and $15.2 million at June 30, 2022 and December 31, 2021, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Mortgage servicing rights
Balance, beginning of period	$18,592	$17,812	$17,780	$17,644
Servicing rights capitalized	813	1,031	2,375	2,161
Amortization of servicing rights	(644)	(1,052)	(1,394)	(2,014)
Balance, end of period	18,761	17,791	18,761	17,791
Impairment allowance
Balance, beginning of period	—	(4,937)	(2,594)	(5,172)
Additions	—	—	—	—
Reductions	—	1,608	2,594	1,843
Balance, end of period	—	(3,329)	—	(3,329)
Mortgage servicing rights, net	$18,761	$14,462	$18,761	$14,462

The Bank reduced impairment by approximately $1.6 million for the three months ended June 30, 2021, $2.6 million for the six months ended June 30, 2022 and $1.8 million for the six months ended June 30, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 7 – Goodwill

As of June 30, 2022 and December 31, 2021, the carrying amount of goodwill was $154.6 million. There have been no changes in the carrying amount of goodwill for the three and six months ended June 30, 2022 or 2021. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative analysis as of June 30, 2022 which resulted in no goodwill impairment charges for the six months ended June 30, 2022.

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
The following table shows repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	June 30, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$143,694	$—	$—	$—	$—	$—	$143,694
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$18,526	$—	$—	$—	$—	$—	$18,526
Federal agency mortgage–backed pools	125,688	—	—	—	—	—	125,688
Private labeled mortgage–backed pools	10,817	—	—	—	—	—	10,817
Total	$155,031	$—	$—	$—	$—	$—	$155,031

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
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.81% on a notional amount of $50.0 million at June 30, 2022 and December 31, 2021. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense. This interest rate swap agreement matures on July 19, 2026.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At June 30, 2022, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.
Fair Value Hedges – Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2022, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in non–interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan and security agreements being hedged were $496.8 million at June 30, 2022 and $489.0 million at December 31, 2021.

Other Derivative Instruments – The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2022, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	June 30, 2022		June 30, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	$50,000	$116	$—	$—
Total derivatives designated as hedging instruments	50,000	116	—	—
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	496,820	24,281	496,820	24,281
Mortgage loan contracts	—	—	24,273	151
Commitments to originate mortgage loans	12,172	281	—	—
Total derivatives not designated as hedging instruments	508,992	24,562	521,093	24,432
Total derivatives	$508,992	$24,678	$521,093	$24,432

	Asset Derivatives		Liability Derivatives
	December 31, 2021		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	$—	$—	$50,000	$3,673
Total derivatives designated as hedging instruments	—	—	50,000	3,673
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	488,967	14,419	488,967	14,419
Mortgage loan contracts	—	—	43,630	238
Commitments to originate mortgage loans	32,584	1,037	—	—
Total derivatives not designated as hedging instruments	521,551	15,456	532,597	14,657
Total derivatives	$521,551	$15,456	$532,597	$18,330

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The effect of the derivative instruments on the condensed consolidated statements of comprehensive income for the six–month periods ending June 30 is as follows:

	Amount of Gain Recognized in Other Comprehensive Income on Derivative
	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Derivatives in cash flow hedging relationship
Interest rate contracts	$824	$(14)	$2,993	$2,398
The effect of the derivative instruments on the condensed consolidated statements of income for the six–month periods ending June 30 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Derivative designated as hedging instruments
Interest rate contracts – cash flow hedges	Interest expense – Borrowings	$275	$475	$615	$984
Total		$275	$475	$615	$984

	Location of loss recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Derivative not designated as hedging instruments
Mortgage loan contracts	Non–interest income – Gain on sale of loans	$434	$(5)	$87	$(545)
Commitments to originate mortgage loans	Non–interest income – Gain on sale of loans	(81)	701	(756)	—
Total		$353	$696	$(669)	$(545)

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
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	June 30, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$275,176	$—	$275,176	$—
State and municipal	438,167	—	438,167	—
Federal agency collateralized mortgage obligations	40,286	—	40,286	—
Federal agency mortgage–backed pools	210,485	—	210,485	—
Corporate notes	76,906	—	76,906	—
Total available for sale securities	1,041,020	—	1,041,020	—
Interest rate swap agreements asset	24,281	—	24,281	—
Commitments to originate mortgage loans	281	—	281	—
Interest rate swap agreements liability	(24,281)	—	(24,281)	—
Mortgage loan contracts	(151)	—	(151)	—

	December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$116,979	$—	$116,979	$—
State and municipal	639,746	—	519,282	120,464
Federal agency collateralized mortgage obligations	61,577	—	61,577	—
Federal agency mortgage–backed pools	257,691	—	257,691	—
Corporate notes	84,819	—	79,787	5,032
Total available for sale securities	1,160,812	—	1,035,316	125,496
Interest rate swap agreements asset	14,419	—	14,419	—
Commitments to originate mortgage loans	1,037	—	1,037	—
Interest rate swap agreements liability	(18,092)	—	(18,092)	—
Mortgage loan contracts	(238)	—	(238)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Collateral dependent loans	$9,445	$—	$—	$9,445
Mortgage servicing rights	18,761	—	—	18,761
December 31, 2021
Collateral dependent loans	$15,176	$—	$—	$15,176
Mortgage servicing rights	15,186	—	—	15,186
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
Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month–end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment increased by $2.6 million during the first six months of 2022 and increased by $1.8 million during the first six months of 2021.

The following table presents qualitative information about unobservable inputs used in recurring and non–recurring Level 3 fair value measurements, other than goodwill.

	June 30, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$9,445	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-100.0% (10.1%)
Mortgage servicing rights	18,761	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	9.3%-9.3% (9.3%), 7.3%-16.0% (7.4%), 0.0%-0.6%(0.5%)

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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2022 and December 31, 2021. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

	June 30, 2022
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$108,848	$108,848	$—	$—
Interest–earning time deposits	3,799	—	3,788	—
Investment securities, held to maturity	2,052,722	—	1,754,214	—
Loans held for sale	2,943	—	—	2,943
Loans (excluding loan level hedges), net	3,885,460	—	—	3,686,899
Stock in FHLB	26,677	—	26,677	—
Interest receivable	28,996	—	28,996	—
Mortgage servicing rights	18,761	—	—	18,761
Liabilities
Non–interest bearing deposits	$1,328,213	$1,328,213	$—	$—
Interest bearing deposits	4,517,372	—	4,144,515	—
Borrowings	959,222	—	936,205	—
Subordinated notes	58,823	—	53,386	—
Junior subordinated debentures issued to capital trusts	56,907	—	51,448	—
Interest payable	2,402	—	2,402	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$593,508	$593,508	$—	$—
Interest–earning time deposits	4,782	—	4,861	—
Investment securities, held to maturity	1,552,443	—	1,513,520	46,471
Loans held for sale	12,579	—	—	12,579
Loans (excluding loan level hedges), net	3,590,331	—	—	3,479,958
Stock in FHLB	24,440	—	24,440	—
Interest receivable	26,137	—	26,137	—
Mortgage servicing rights	15,186	—	—	15,186
Liabilities
Non–interest bearing deposits	$1,360,338	$1,360,338	$—	$—
Interest bearing deposits	4,442,653	—	4,369,011	—
Borrowings	712,739	—	708,275	—
Subordinated notes	58,750	—	57,906	—
Junior subordinated debentures issued to capital trusts	56,785	—	53,420	—
Interest payable	2,235	—	2,235	—

Note 13 – Accumulated Other Comprehensive Income (Loss)

	June 30, 2022	December 31, 2021
Unrealized gain (loss) on securities available for sale	$(121,956)	$7,201
Unamortized loss on securities held to maturity, previously transferred from AFS	4,038	5,770
Unrealized loss on derivative instruments	116	(3,673)
Tax effect	24,738	(1,953)
Total accumulated other comprehensive income (loss)	$(93,064)	$7,345

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of June 30, 2022 and December 31, 2021, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the second quarter of 2022 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.
As of March 31, 2020, the Company and Bank elected the transition option of the 2019 CECL Rule which allows banking organizations to phase in over a three–year period the day–one adverse effects of CECL on their regulatory capital ratios.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon and the Bank’s actual and required capital ratios as of June 30, 2022 and December 31, 2021 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital (to risk–weighted assets)(1)
Consolidated	$748,079	14.82%	$403,785	8.00%	$529,967	10.50%	N/A	N/A
Bank	698,970	13.83%	404,265	8.00%	530,598	10.50%	$505,331	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	699,753	13.86%	302,838	6.00%	429,021	8.50%	N/A	N/A
Bank	650,529	12.87%	303,199	6.00%	429,532	8.50%	404,265	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	576,271	11.42%	227,129	4.50%	353,311	7.00%	N/A	N/A
Bank	650,529	12.87%	227,399	4.50%	353,732	7.00%	328,465	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	699,753	9.54%	293,288	4.00%	293,288	4.00%	N/A	N/A
Bank	650,529	8.85%	293,881	4.00%	293,881	4.00%	367,351	5.00%
December 31, 2021
Total capital (to risk–weighted assets)(1)
Consolidated	$708,198	15.71%	$360,737	8.00%	$473,468	10.50%	N/A	N/A
Bank	664,061	14.72%	361,015	8.00%	473,832	10.50%	$451,269	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	661,729	14.68%	270,553	6.00%	383,284	8.50%	N/A	N/A
Bank	617,592	13.69%	270,761	6.00%	383,578	8.50%	361,015	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	541,920	12.02%	202,915	4.50%	315,645	7.00%	N/A	N/A
Bank	617,592	13.69%	203,071	4.50%	315,888	7.00%	293,325	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	661,729	9.05%	292,335	4.00%	292,335	4.00%	N/A	N/A
Bank	617,592	8.50%	290,646	4.00%	290,646	4.00%	363,307	5.00%
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
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
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
•economic conditions and their impact on Horizon and its customers, including local and global economic recovery from the pandemic and changes in rates of inflation or deflation;
•changes to government regulations, including the CARES Act, on the accounting for modified loans;
•changes in the level and volatility of interest rates, spreads on earning assets and interest bearing liabilities, and interest rate sensitivity;
•the monetary, trade and other regulatory policies of the U.S. government, including recent and anticipated interest rate increases;
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
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
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
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
Over the last 20 years, Horizon has expanded its geographic reach and experienced financial growth through a combination of both organic expansion and mergers and acquisitions. Horizon's initial operations focused on northwest Indiana, but since then, the Company has developed a presence in new markets in southern and central Michigan and northeastern and central Indiana.

Second Quarter 2022 Highlights
•Net income grew to a record $24.9 million, up 5.5% from the linked quarter and 12.1% from the prior year period. Diluted earnings per share (“EPS”) of $0.57 was up from $0.54 for the first quarter of 2022 and $0.50 for the second quarter of 2021.

•Pre–tax, pre–provision net income grew to $29.1 million, up 13.1% from the linked quarter and 18.9% from the prior year period. This non–GAAP financial measure is utilized by banks to provide a greater understanding of pre–tax profitability before giving effect to credit loss expense. (See the “Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income” table below.) Horizon recorded a provision expense of $240,000 in the quarter compared to a provision release of $1.4 million in the linked quarter, and a provision release of $1.5 million in the prior year period.

•Reported net interest margin (“NIM”) was 3.19% and adjusted NIM was 3.12%, with reported NIM increasing by 20 basis points and adjusted NIM increasing by 19 basis points from the first quarter of 2022. (See the “Non-GAAP Reconciliation of Net Interest Margin” table below for the definition of this non–GAAP calculation of adjusted NIM.)

•Total loans, excluding Federal Paycheck Protection Program (“PPP”) loans and sold commercial participation loans, grew by 6.2%, or 25.1% annualized, during the second quarter to $3.89 billion at period end compared to $3.66 billion on March 31, 2022.

•Commercial loans, excluding PPP loans and sold commercial participation loans, grew by 4.9%, or 19.7% annualized, during the second quarter to a record $2.31 billion from $2.20 billion on March 31, 2022.

•Consumer loans grew by 12.6%, or 50.5% annualized, during the second quarter to a record $848.7 million at period end.

•Non–interest expense was $36.4 million in the quarter, or 1.95% of average assets on an annualized basis, compared to $36.6 million, or 2.03%, in the first quarter of 2022 and $33.4 million, or 2.18%, in the second quarter of 2021. Non–interest expense was $73.0 million, or 1.99% of average assets on an annualized basis for the six months ended June 30, 2022 compared to $65.6 million, or 2.19% of average assets on an annualized basis for the six months ended June 30, 2021.

•The efficiency ratio for the period was 55.57% compared to 58.74% for the first quarter of 2022 and 57.73% for the second quarter of 2021. The adjusted efficiency ratio was 56.13% compared to 58.74% for the first quarter of 2022 and 57.45% for the second quarter of 2021. (See the “Non-GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio” table below.)
•As part of the Company’s annual branch performance review of Horizon Bank’s (the “Bank”) retail network, Horizon’s Board of Directors approved the permanent closure of seven branch locations in the second half of 2022. A one–time charge of approximately $380,000 was recorded during the second quarter to record these branch locations’ fixed assets at fair value.

•Asset quality remains favorable as evidenced by non–performing loans at 0.51% of total loans at period end and net charge–offs to average loans represented 0.01% for the second quarter of 2022.
•The Company was more asset sensitive as of June 30, 2022 compared to the previous quarter end, as deposit BETA’s have lagged rising rates and an increase in adjustable rate assets. Current estimates for parallel rate shocks to the balance sheet, at a 100 basis point shock and 200 basis point shock, increase net interest income by approximately $7.0 million and $12.8 million, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021

•Since March 31, 2022, deposit betas have significantly lagged our modeled betas at a 3% beta on total deposits over the last three months compared to our model using a beta of 35% for total deposits.

•During the second quarter of 2022, the continued steepening of the yield curve resulted in unrealized losses on available for sale investments of $122.0 million compared to unrealized losses of $73.6 million at March 31, 2022. The impact to the tangible capital ratio was a decrease of 46 basis points from 6.94% at March 31, 2022 to 6.48% at June 30, 2022, a 6.63% decrease.

•The Bank's capital is still robust with leverage and risk based capital ratios of 9.17% and 14.81%, respectively.
Financial Summary

	For the Three Months Ended
	June 30,	March 31,	June 30,
Net Interest Income and Net Interest Margin	2022	2022	2021
Net interest income	$53,008	$48,171	$42,632
Net interest margin	3.19%	2.99%	3.14%
Adjusted net interest margin	3.12%	2.93%	3.13%

	For the Three Months Ended
	June 30,	March 31,	June 30,
Asset Yields and Funding Costs	2022	2022	2021
Interest earning assets	3.46%	3.22%	3.48%
Interest bearing liabilities	0.34%	0.30%	0.45%

	For the Three Months Ended
Non–interest Income and Mortgage Banking Income	June 30,	March 31,	June 30,
	2022	2022	2021
Total non–interest income	$12,434	$14,155	$15,207
Gain on sale of mortgage loans	2,501	2,027	5,612
Mortgage servicing income net of impairment or recovery	319	3,489	1,503

	For the Three Months Ended
	June 30,	March 31,	June 30,
Non–interest Expense	2022	2022	2021
Total non–interest expense	$36,368	$36,610	$33,388
Annualized non–interest expense to average assets	1.95%	2.03%	2.18%

	At or for the Three Months Ended
Credit Quality	June 30,	March 31,	June 30,
	2022	2022	2021
Allowance for credit losses to total loans	1.33%	1.41%	1.58%
Non–performing loans to total loans	0.51%	0.54%	0.63%
Percent of net charge–offs to average loans outstanding for the period	0.01%	0.00%	0.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021

Allowance for	June 30,	Net Reserve		December 31,
Credit Losses	2022	2Q22	1Q22	2021
Commercial	$34,802	$(2,987)	$(2,986)	$40,775
Retail Mortgage	4,422	71	495	3,856
Warehouse	1,067	12	(4)	1,059
Consumer	12,059	2,746	717	8,596
Allowance for Credit Losses (“ACL”)	$52,350	$(158)	(1,778)	$54,286
ACL/Total Loans	1.33%			1.51%

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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2022, Horizon had core deposit intangibles of $19.1 million subject to amortization and $154.6 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID–19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the most recent qualitative assessment, the Company determined that as of June 30, 2022, it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the COVID–19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
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
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
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
Financial Condition
On June 30, 2022, Horizon’s total assets were $7.6 billion, an increase of approximately $229.0 million compared to December 31, 2021. The increase in total assets was primarily in investments held to maturity of $500.3 million purchased and growth in net loans of $295.1 million. These increases were offset by decreases in cash and due from banks of $484.7 million used to fund the growth and investments available for sale of $119.8 million due to unrealized losses.
Investment securities were comprised of the following as of (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$294,793	$275,176	$118,595	$116,979
State and municipal	507,128	438,167	632,652	639,746
Federal agency collateralized mortgage obligations	41,329	40,286	60,600	61,577
Federal agency mortgage–backed pools	235,337	210,485	257,185	257,691
Corporate notes	84,389	76,906	84,579	84,819
Total available for sale investment securities	$1,162,976	$1,041,020	$1,153,611	$1,160,812
Held to maturity
U.S. Treasury and federal agencies	$295,386	$261,248	$195,429	$194,226
State and municipal	1,135,751	951,992	862,461	878,917
Federal agency collateralized mortgage obligations	59,694	53,534	48,482	47,465
Federal agency mortgage–backed pools	360,446	313,826	247,937	244,136
Private labeled mortgage–backed pools	37,101	32,755	40,447	40,005
Corporate notes	164,394	140,859	157,687	155,242
Total held to maturity investment securities	$2,052,772	$1,754,214	$1,552,443	$1,559,991

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
Investment securities available for sale decreased $119.8 million since December 31, 2021 to $1.0 billion as of June 30, 2022 primarily due to unrealized losses and investment securities held to maturity increased $500.3 million since December 31, 2021 to $2.1 billion as of June 30, 2022. This increase in investments held to maturity was due to additional purchases to increase earning assets as the result of organic deposit growth.
Net loans increased $295.1 million since December 31, 2021 to $3.9 billion as of June 30, 2022. Commercial loans, excluding PPP loans and sold commercial participation loans, increased $108.0 million, consumer loans increased $94.8 million, residential mortgage loans increased $15.2 million, mortgage warehouse loans increased $11.4 million and sold commercial participation loans increased $1.0 million since December 31, 2021. These increases were offset by decreases in PPP loans of $4.4 million and loans held for sale of $838,000 since December 31, 2021.
Other assets increased $47.6 million since December 31, 2021 to $128.4 million as of June 30, 2022. This increase was primarily due to an increase in deferred tax assets related to the level of unrealized losses on available for sale securities of approximately $27.1 million and an increase in the unrealized gain of fair value hedges of approximately $9.9 million.
Total deposits increased $42.6 million since December 31, 2021 to $5.8 billion as of June 30, 2022, from organic growth.
Total borrowings increased from $712.7 million as of December 31, 2021 to $959.2 million as of June 30, 2022. At June 30, 2022, the Company had $458.0 million in short-term funds borrowed compared to $180.8 million at December 31, 2021.
Stockholders’ equity totaled $657.9 million at June 30, 2022 compared to $723.2 million at December 31, 2021. The decrease in stockholders’ equity during the period was primarily due to a decrease in accumulated other comprehensive income of $38.3 million as unrealized losses on available for sale securities totaled $122.0 million and the amount of dividends paid during the quarter, offset by the generation of net income. Book value per common share at June 30, 2022 decreased to $15.10 compared to $15.55 at December 31, 2021.

Results of Operations
Overview
Consolidated net income for the three–month period ended June 30, 2022 was $24.9 million, or $0.57 diluted earnings per share, compared to $22.2 million, or $0.50 diluted earnings per share for the same period in 2021. The increase in net income for the three–month period ended June 30, 2022 when compared to the same prior year period reflects an increase in net interest income of $10.4 million, offset by an increase in non–interest expense of $3.0 million, a decrease in non–interest income of $2.8 million, an increase in credit loss expense of $1.7 million and an increase in income tax expense of $205,000.
Consolidated net income for the six–month period ended June 30, 2022 was $48.4 million, or $1.11 diluted earnings per share, compared to $42.6 million, or $0.97 diluted earnings per share for the same period in 2021. The increase in net income for the six–month period ended June 30, 2022 when compared to the same prior year period reflects an increase in net interest income of $16.0 million and a decrease in credit loss expense of $21,000, offset by an increase in non–interest expense of $7.4 million, a decrease in non–interest income of $2.5 million and an increase in income tax expense of $294,000.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
Net interest income during the three months ended June 30, 2022 was $53.0 million, an increase of $10.4 million from the $42.6 million earned during the same period in 2021. Yields on the Company’s interest earning assets decreased by two basis points to 3.46% for the three months ended June 30, 2022 from 3.48% for the three months ended June 30, 2021. Interest income increased $10.2 million from $47.4 million for the three months ended June 30, 2021 to $57.6 million for the same period in 2022. The increase in interest income was due to an increase in average balances of interest earning assets of $1.3 billion during the three months ended June 30, 2022. Interest income from acquisition–related purchase accounting adjustments was $1.2 million for the three months ending June 30, 2022 compared to $230,000 for the same period of 2021.
Rates paid on interest bearing liabilities decreased by 11 basis points for the three–month period ended June 30, 2022 compared to the same period in 2021. Interest expense decreased $224,000 when compared to the three–month period ended June 30, 2021 to $4.6 million for the same period in 2022. This decrease was due to lower rates paid on deposits and borrowings. The cost of average interest bearing deposits decreased seven basis points while the cost of average borrowings decreased 58 basis points. Average balances of interest bearing deposits increased $860.2 million and average balances of borrowings increased $278.5 million for the three-month period ended June 30, 2022 when compared to the same period in 2021.
The net interest margin increased five basis points from 3.14% for the three–month period ended June 30, 2021 to 3.19% for the same period in 2022. The increase in the margin for the three–month period ended June 30, 2022 compared to the same period in 2021 was due to a decrease in the cost of interest bearing liabilities, offset by a decrease in the yield on interest earning assets. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 3.12% for the three-month period ending June 30, 2022 compared to 3.13% for the same period in 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
The following are the average balance sheets for the three months ending (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Three Months Ended			Three Months Ended
		June 30, 2022			June 30, 2021
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$7,083	$17	0.96%	$359,184	$98	0.11%
	Interest earning deposits	15,661	26	0.67%	29,584	44	0.60%
	Investment securities – taxable	1,770,816	8,673	1.96%	645,139	2,386	1.48%
	Investment securities – non–taxable (1)	1,374,032	7,307	2.70%	1,054,703	5,656	2.72%
	Loans receivable (2) (3)	3,759,718	41,549	4.45%	3,570,774	39,236	4.43%
	Total interest earning assets	6,927,310	57,572	3.46%	5,659,384	47,420	3.48%
	Non–interest earning assets
	Cash and due from banks	98,040			84,469
	Allowance for credit losses	(52,525)			(57,196)
	Other assets	503,413			455,850
	Total average assets	$7,476,238			$6,142,507
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$4,540,959	$1,677	0.15%	$3,680,796	$2,053	0.22%
	Borrowings	613,282	1,409	0.92%	334,804	1,256	1.50%
	Repurchase agreements	141,470	41	0.12%	119,052	40	0.13%
	Subordinated notes	58,800	881	6.01%	58,653	881	6.02%
	Junior subordinated debentures issued to capital trusts	56,870	556	3.92%	56,627	558	3.95%
	Total interest bearing liabilities	5,411,381	4,564	0.34%	4,249,932	4,788	0.45%
	Non–interest bearing liabilities
	Demand deposits	1,335,779			1,139,068
	Accrued interest payable and other liabilities	51,779			46,855
	Stockholders’ equity	677,299			706,652
	Total average liabilities and stockholders’ equity	$7,476,238			$6,142,507

	Net interest income/spread		$53,008	3.12%		$42,632	3.03%
	Net interest income as a percent of average interest earning assets (1)			3.19%			3.14%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
Net interest income during the six months ended June 30, 2022 was $101.2 million, an increase of $16.0 million from the $85.2 million earned during the same period in 2021. Yields on the Company’s interest earning assets decreased by 23 basis points to 3.34% for the six months ended June 30, 2022 from 3.57% for the six months ended June 30, 2021. Interest income increased $14.6 million from $95.0 million for the six months ended June 30, 2021 to $109.7 million for the same period in 2022. The increase in interest income was due to an increase in average balances of interest earning assets of $1.3 billion during the six months ended June 30, 2022. Interest income from acquisition–related purchase accounting adjustments was $2.1 million for the six months ended June 30, 2022 compared to $1.8 million for the same period of 2021.
Rates paid on interest bearing liabilities decreased by 15 basis points for the six–month period ended June 30, 2022 compared to the same period in 2021. Interest expense decreased $1.4 million when compared to the six–month period ended June 30, 2021 to $8.5 million for the same period in 2022. This decrease was due to lower rates paid on deposits and borrowings. The cost of average interest bearing deposits decreased 11 basis points while the cost of average borrowings decreased 54 basis points. Average balances of interest bearing deposits increased $907.1 million and average balances of borrowings increased $208.8 million for the six-month period ended June 30, 2022 when compared to the same period in 2021.
The net interest margin decreased 18 basis points from 3.21% for the six–month period ended June 30, 2021 to 3.03% for the same period in 2022. The decrease in the margin for the six–month period ended June 30, 2022 compared to the same period in 2021 was due to a decrease in the yield on interest earning assets, offset by a decrease in the cost of interest bearing liabilities. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 2.97% for the six-month period ending June 30, 2022 compared to 3.15% for the same period in 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
The following are the average balance sheets for the six months ending (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Six Months Ended			Six Months Ended
		June 30, 2022			June 30, 2021
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$121,707	$108	0.18%	$313,467	$164	0.11%
	Interest earning deposits	18,154	50	0.56%	27,567	90	0.66%
	Investment securities – taxable	1,709,014	16,064	1.90%	528,250	3,822	1.46%
	Investment securities – non–taxable (1)	1,326,819	14,004	2.69%	1,005,855	10,879	2.76%
	Loans receivable (2) (3)	3,688,586	79,428	4.36%	3,674,977	80,054	4.41%
	Total interest earning assets	6,864,280	109,654	3.34%	5,550,116	95,009	3.57%
	Non–interest earning assets
	Cash and due from banks	101,340			84,866
	Allowance for credit losses	(53,411)			(57,486)
	Other assets	479,139			462,401
	Total average assets	$7,391,348			$6,039,897
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$4,509,962	$3,173	0.14%	$3,602,882	$4,396	0.25%
	Borrowings	558,867	2,453	0.89%	350,110	2,487	1.43%
	Repurchase agreements	140,610	77	0.11%	115,392	78	0.14%
	Subordinated notes	58,782	1,761	6.04%	58,635	1,761	6.06%
	Junior subordinated debentures issued to capital trusts	56,839	1,011	3.59%	56,599	1,117	3.98%
	Total interest bearing liabilities	5,325,060	8,475	0.32%	4,183,618	9,839	0.47%
	Non–interest bearing liabilities
	Demand deposits	1,329,316			1,101,377
	Accrued interest payable and other liabilities	39,968			52,850
	Stockholders’ equity	697,004			702,052
	Total average liabilities and stockholders’ equity	$7,391,348			$6,039,897

	Net interest income/spread		$101,179	3.02%		$85,170	3.10%
	Net interest income as a percent of average interest earning assets (1)			3.03%			3.21%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
Rate/Volume Analysis
The following table illustrates the impact of changes in the volume of interest earning assets and interest bearing liabilities and interest rates on net interest income for the periods indicated.

	Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021			Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
	Total Change	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate
Interest Income
Federal funds sold	$(81)	$(724)	$643	$(56)	$(276)	$220
Interest earning deposits	(18)	(91)	73	(40)	(55)	15
Investment securities – taxable	6,287	21,252	(14,965)	12,242	21,776	(9,534)
Investment securities – non–taxable	1,651	8,624	(6,973)	3,125	8,663	(5,538)
Loans receivable	2,313	8,405	(6,092)	(626)	598	(1,224)
Total interest income	$10,152	$37,466	$(27,314)	$14,645	$30,706	$(16,061)

Interest Expense
Interest bearing deposits	$(376)	$1,634	$(2,010)	$(1,223)	$1,907	$(3,130)
Borrowings	153	2,898	(2,745)	(34)	2,291	(2,325)
Repurchase agreements	1	29	(28)	(1)	31	(32)
Subordinated notes	—	9	(9)	—	9	(9)
Junior subordinated debentures issued to capital trusts	(2)	10	(12)	(106)	10	(116)
Total interest expense	(224)	4,580	(4,804)	(1,364)	4,248	(5,612)
Net Interest Income	$10,376	$32,886	$(22,510)	$16,009	$26,458	$(10,449)

Credit Loss Expense

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio. During the three–month period ended June 30, 2022, credit loss expense totaled $240,000 compared to a credit loss recovery of $1.5 million for the same period of 2021. During the three–month period ended June 30, 2022, commercial loan net recoveries were $75,000, residential mortgage loan net charge–offs were $40,000 and consumer loan net charge–offs were $319,000.

During the six–month period ended June 30, 2022, credit loss expense totaled a recovery of $1.1 million compared to a credit loss recovery of $1.1 million for the same period of 2021. During the six–month period ended June 30, 2022, commercial loan net charge–offs were $37,000, residential mortgage loan net charge–offs were $30,000 and consumer loan net charge–offs were $427,000.

The ACL balance at June 30, 2022 was $52.4 million, or 1.33% of total loans compared to an ACL balance of $54.3 million at December 31, 2021 or 1.51% of total loans. The decrease in the ACL to total loans ratio was primarily due to favorable asset quality with non–performing loans at 0.51% of total loans at period end and net charge–offs to average loans represented 0.01% for the second quarter of 2022.

As of June 30, 2022, non–performing loans totaled $20.2 million, reflecting a $1.2 million increase from $19.0 million in non–performing loans as of December 31, 2021. Non–performing commercial loans increased by $499,000, non–performing real estate loans increased by $464,000 and non–performing consumer loans increased by $224,000 at June 30, 2022 compared to December 31, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
Other Real Estate Owned (“OREO”) and repossessed assets totaled $1.5 million at June 30, 2022 compared to $2.4 million at December 31, 2021. The decrease was primarily due to the sale of nine properties during the first six months of 2022.
Non–interest Income
The following is a summary of changes in non–interest income for the three months ending June 30, 2022 and 2021 (table dollar amounts in thousands):

	Three Months Ended
	June 30,		Amount	Percent
	2022	2021	Change	Change
Non–interest Income
Service charges on deposit accounts	$2,833	$2,157	$676	31.3%
Wire transfer fees	170	222	(52)	(23.4)%
Interchange fees	3,582	2,892	690	23.9%
Fiduciary activities	1,405	1,961	(556)	(28.4)%
Gain on sale of investment securities	—	—	—	100.0%
Gain on sale of mortgage loans	2,501	5,612	(3,111)	(55.4)%
Mortgage servicing net of impairment	319	1,503	(1,184)	(78.8)%
Increase in cash surrender value of bank owned life insurance	519	502	17	3.4%
Death benefit on bank owned life insurance	644	266	378	0.0%
Other income	461	92	369	401.1%
Total non–interest income	$12,434	$15,207	$(2,773)	(18.2)%
Total non–interest income was $2.8 million lower during the second quarter of 2022 compared to the same period of 2021. Residential mortgage loan activity during the second quarter of 2022 generated $2.5 million of income from the gain on sale of mortgage loans, down from $5.6 million for the same period in 2021 due to a lower volume of loans sold and a decrease in the percentage gain on loans sold. Mortgage servicing income, net of impairment or recovery, decreased $1.2 million during the second quarter of 2022 compared to the same period of 2021 due to an impairment recovery of $1.6 million recorded during the second quarter of 2021 as mortgage pre–payment speeds slowed. Service charges on deposit accounts and interchange fees increased $676,000 and $690,000, respectively, when comparing the second quarter of 2022 to the same period of 2021 primarily due to the deposits acquired with the branch acquisition completed during the third quarter of 2021.

	Six Months Ended
	June 30,		Amount	Percent
	2022	2021	Change	Change
Non–interest Income
Service charges on deposit accounts	$5,628	$4,391	$1,237	28.2%
Wire transfer fees	329	477	(148)	(31.0)%
Interchange fees	6,362	5,232	1,130	21.6%
Fiduciary activities	2,908	3,704	(796)	(21.5)%
Gain on sale of investment securities	—	914	(914)	(100.0)%
Gain on sale of mortgage loans	4,528	10,908	(6,380)	(58.5)%
Mortgage servicing net of impairment	3,808	1,716	2,092	121.9%
Increase in cash surrender value of bank owned life insurance	1,029	1,013	16	1.6%
Death benefit on bank owned life insurance	644	266	378	142.1%
Other income	1,353	459	894	194.8%
Total non–interest income	$26,589	$29,080	$(2,491)	(8.6)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
Total non–interest income was $2.5 million lower for the six–month period ended June 30, 2022 compared to the same period of 2021. Residential mortgage loan activity for the six–month period ended June 30, 2022 generated $4.5 million of income from the gain on sale of mortgage loans, down from $10.9 million for the same period in 2021 due to a lower volume of loans sold and a decrease in the percentage gain on loans sold. Mortgage servicing income, net of impairment or recovery, increased $2.1 million for the six–month period ended June 30, 2022 compared to the same period of 2021 due to an impairment recovery of $2.6 million recorded for the six–month period ended June 30, 2022 as mortgage pre–payment speeds slowed. Service charges on deposit accounts and interchange fees increased $1.2 million and $1.1 million, respectively, when comparing the six–month period ended June 30, 2022 to the same period of 2021 primarily due to the deposits acquired with the branch acquisition completed during the third quarter of 2021.
Non–interest Expense
The following is a summary of changes in non–interest expense for the three months ending June 30, 2022 and 2021 (table dollar amounts in thousands):

	Three Months Ended
	June 30,			June 30,
	2022			2021			Adjusted
	Actual	Acquisition Expenses	Adjusted	Actual	Acquisition Expenses	Adjusted	Amount Change	Percent Change
Non–interest Expense
Salaries and employee benefits	$19,957	$—	$19,957	$17,730	$—	$17,730	$2,227	12.6%
Net occupancy expenses	3,190	—	3,190	3,084	—	3,084	106	3.4%
Data processing	2,607	—	2,607	2,388	—	2,388	219	9.2%
Professional fees	283	—	283	588	(51)	537	(254)	(47.3)%
Outside services and consultants	2,485	—	2,485	2,220	(187)	2,033	452	22.2%
Loan expense	2,497	—	2,497	3,107	—	3,107	(610)	(19.6)%
FDIC deposit insurance	775	—	775	500	—	500	275	55.0%
Other losses	362	—	362	6	—	6	356	5,933.3%
Other expenses	4,212	—	4,212	3,765	(4)	3,761	451	12.0%
Total non–interest expense	$36,368	$—	$36,368	$33,388	$(242)	$33,146	$3,222	9.7%
Annualized Non–interest Exp. to Avg. Assets	1.95%		1.95%	2.18%		2.16%
Total non–interest expense was $3.0 million higher for the second quarter of 2022 when compared to the second quarter of 2021. The increases in expenses was primarily due to an increase in salaries and employee benefits of $2.2 million, an increase in other expense of $447,000, an increase in other losses of $356,000, an increase in FDIC deposit insurance of $275,000 and an increase in outside services and consultants of $265,000 primarily due to the 14 branches acquired in September 2021, wage increases, higher health care costs and continued investments in technology. These increases were partially offset by decreases of $610,000 in loan expense and $305,000 in professional fees.
Annualized non–interest expense as a percent of average assets was 1.95% and 2.18% for the three months ended June 30, 2022 and 2021, respectively. Annualized non–interest expense, excluding acquisition expenses, as a percentage of average assets was 1.95% and 2.16% for the three months ended June 30, 2022 and 2021, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021
The following is a summary of changes in non–interest expense for the six months ending June 30, 2022 and 2021 (table dollar amounts in thousands):

	Six Months Ended
	June 30,			June 30,
	2022			2021			Adjusted
	Actual	Acquisition Expenses	Adjusted	Actual	Acquisition Expenses	Adjusted	Amount Change	Percent Change
Non–interest Expense
Salaries and employee benefits	$39,692	$—	$39,692	$34,601	$—	$34,601	$5,091	14.7%
Net occupancy expenses	6,751	—	6,751	6,402	—	6,402	349	5.5%
Data processing	5,144	—	5,144	4,764	—	4,764	380	8.0%
Professional fees	597	—	597	1,132	(51)	1,081	(484)	(44.8)%
Outside services and consultants	5,010	—	5,010	3,922	(187)	3,735	1,275	34.1%
Loan expense	5,042	—	5,042	5,929	—	5,929	(887)	(15.0)%
FDIC deposit insurance	1,500	—	1,500	1,300	—	1,300	200	15.4%
Other losses	530	—	530	289	—	289	241	83.4%
Other expenses	8,712	—	8,712	7,221	(4)	7,217	1,495	20.7%
Total non–interest expense	$72,978	$—	$72,978	$65,560	$(242)	$65,318	$7,660	11.7%
Annualized Non–interest Exp. to Avg. Assets	1.99%		1.99%	2.19%		2.18%
Total non–interest expense was $7.4 million higher for the six–month period ended June 30, 2022 when compared to the same period of 2021. The increase in expenses was primarily due to an increase in salaries and employee benefits of $5.1 million, an increase in other expense of $1.5 million and an increase in outside services and consultants of $1.1 million primarily due to the 14 branches acquired in September 2021, wage increases and higher health care costs. These increases were partially offset by decreases of $887,000 in loan expense and $535,000 in professional fees.
Annualized non–interest expense as a percent of average assets was 1.99% and 2.19% for the six months ended June 30, 2022 and 2021, respectively. Annualized non–interest expense, excluding acquisition expenses, as a percentage of average assets was 1.99% and 2.18% for the six months ended June 30, 2022 and 2021, respectively.

Income Taxes
Income tax expense totaled $4.0 million for the second quarter of 2022, an increase of $205,000 when compared to the second quarter of 2021.
Income tax expense totaled $7.5 million for the six months ended June 30, 2022, an increase of $294,000 when compared to the same period in 2021.
Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At June 30, 2022, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $917.6 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $672.7 million at December 31, 2021. The Bank had approximately $2.2 billion of unpledged investment securities at June 30, 2022 compared to $2.0 billion at December 31, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021

Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2022. Stockholders’ equity totaled $657.9 million as of June 30, 2022, compared to $723.2 million as of December 31, 2021. For the six months ended June 30, 2022, the ratio of average stockholders’ equity to average assets was 9.06% compared to 10.93% for the twelve months ended December 31, 2021. The decrease in stockholders’ equity during the period was due to an decrease in accumulated other comprehensive income of $38.3 million and the amount of dividends paid, offset by net income recorded during the period.
Horizon declared common stock dividends in the amount of $0.31 per share during the first six months of 2022 and $0.26 per share for the same period of 2021. The dividend payout ratio (dividends as a percent of basic earnings per share) was 27.9% and 25.8% for the first six months of 2022 and 2021, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2021.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
Net income as reported	$24,859	$23,563	$21,425	$23,071	$22,173	$48,422	$42,595
Acquisition expenses	—	—	884	799	242	—	242
Tax effect	—	—	(184)	(166)	(51)	—	(51)
Net income excluding acquisition expenses	24,859	23,563	22,125	23,704	22,364	48,422	42,786
Credit loss expense acquired loans	—	—	—	2,034	—	—	—
Tax effect	—	—	—	(427)	—	—	—
Net income excluding credit loss expense acquired loans	24,859	23,563	22,125	25,311	22,364	48,422	42,786
Gain on sale of ESOP trustee accounts	—	—	—	(2,329)	—	—	—
Tax effect	—	—	—	489	—	—	—
Net income excluding gain on sale of ESOP trustee accounts	24,859	23,563	22,125	23,471	22,364	48,422	42,786
DOL ESOP settlement expenses	—	—	1,900	—	—	—	—
Tax effect	—	—	(315)	—	—	—	—
Net income excluding DOL ESOP settlement expenses	24,859	23,563	23,710	23,471	22,364	48,422	42,786
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(914)
Tax effect	—	—	—	—	—	—	192
Net income excluding (gain)/loss on sale of investment securities	24,859	23,563	23,710	23,471	22,364	48,422	42,064
Death benefit on bank owned life insurance (“BOLI”)	(644)	—	—	(517)	(266)	(644)	(266)
Net income excluding death benefit on BOLI	24,215	23,563	23,710	22,954	22,098	47,778	41,798
Prepayment penalties on borrowings	—	—	—	—	125	—	125
Tax effect	—	—	—	—	(26)	—	(26)
Net income excluding prepayment penalties on borrowings	24,215	23,563	23,710	22,954	22,197	47,778	41,897
Adjusted net income	$24,215	$23,563	$23,710	$22,954	$22,197	$47,778	$41,897

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021

Non–GAAP Reconciliation of Diluted Earnings per Share
(Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
Diluted earnings per share (“EPS”) as reported	$0.57	$0.54	$0.49	$0.52	$0.50	$1.11	$0.97
Acquisition expenses	—	—	0.02	0.02	0.01	—	0.01
Tax effect	—	—	—	—	—	—	—
Diluted EPS excluding acquisition expenses	0.57	0.54	0.51	0.54	0.51	1.11	0.98
Credit loss expense acquired loans	—	—	—	0.05	—	—	—
Tax effect	—	—	—	(0.01)	—	—	—
Diluted EPS excluding credit loss expense acquired loans	0.57	0.54	0.51	0.58	0.51	1.11	0.98
Gain on sale of ESOP trustee accounts	—	—	—	(0.05)	—	—	—
Tax effect	—	—	—	0.01	—	—	—
Diluted EPS excluding gain on sale of ESOP trustee accounts	0.57	0.54	0.51	0.54	0.51	1.11	0.98
DOL ESOP settlement expenses	—	—	0.04	—	—	—	—
Tax effect	—	—	(0.01)	—	—	—	—
Diluted EPS excluding DOL ESOP settlement expenses	0.57	0.54	0.54	0.54	0.51	1.11	0.98
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(0.02)
Tax effect	—	—	—	—	—	—	—
Diluted EPS excluding (gain)/loss on investment securities	0.57	0.54	0.54	0.54	0.51	1.11	0.96
Death benefit on BOLI	(0.01)	—	—	(0.02)	(0.01)	(0.01)	(0.01)
Diluted EPS excluding death benefit on BOLI	0.56	0.54	0.54	0.52	0.50	1.10	0.95
Prepayment penalties on borrowings	—	—	—	—	—	—	—
Tax effect	—	—	—	—	—	—	—
Diluted EPS excluding prepayment penalties on borrowings	0.56	0.54	0.54	0.52	0.50	1.10	0.95
Adjusted Diluted EPS	$0.56	$0.54	$0.54	$0.52	$0.50	$1.10	$0.95

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
Pre–tax income	$28,834	$27,102	$25,505	$27,127	$25,943	$55,936	$49,815
Credit loss expense (reversal)	240	(1,386)	(2,071)	1,112	(1,492)	(1,146)	(1,125)
Pre–tax, pre–provision net income	$29,074	$25,716	$23,434	$28,239	$24,451	$54,790	$48,690
Pre–tax, pre–provision net income	$29,074	$25,716	$23,434	$28,239	$24,451	$54,790	$48,690
Acquisition expenses	—	—	884	799	242	—	242
Gain on sale of ESOP trustee accounts	—	—	—	(2,329)	—	—	—
DOL ESOP settlement expenses	—	—	1,900	—	—	—	—
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(914)
Death benefit on bank owned life insurance	(644)	—	—	(517)	(266)	(644)	(266)
Prepayment penalties on borrowings	—	—	—	—	125	—	125
Adjusted pre–tax, pre–provision net income	$28,430	$25,716	$26,218	$26,192	$24,552	$54,146	$47,877

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
Net interest income as reported	$53,008	$48,171	$49,976	$46,544	$42,632	$101,179	$85,170
Average interest earning assets	6,927,310	6,800,549	6,938,258	6,033,088	5,659,384	6,864,280	5,550,116
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	3.19%	2.99%	2.97%	3.17%	3.14%	3.03%	3.21%
Net interest income as reported	$53,008	$48,171	$49,976	$46,544	$42,632	$101,179	$85,170
Acquisition–related purchase accounting adjustments (“PAUs”)	(1,223)	(916)	(1,819)	(875)	(230)	(2,139)	(1,809)
Prepayment penalties on borrowings	—	—	—	—	125	—	125
Adjusted net interest income	$51,785	$47,255	$48,157	$45,669	$42,527	$99,040	$83,486
Adjusted net interest margin	3.12%	2.93%	2.86%	3.12%	3.13%	2.97%	3.15%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)
	June 30,	March 31,	December 31,	September 30,	June 30,
	2022	2022	2021	2021	2021
Total stockholders’ equity	$657,865	$677,450	$723,209	$708,542	$710,374
Less: Intangible assets	173,662	174,588	175,513	183,938	172,398
Total tangible stockholders’ equity	$484,203	$502,862	$547,696	$524,604	$537,976
Common shares outstanding	43,572,796	43,572,796	43,547,942	43,520,694	43,950,720
Book value per common share	$15.10	$15.55	$16.61	$16.28	$16.16
Tangible book value per common share	$11.11	$11.54	$12.58	$12.05	$12.24

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
Non–interest expense as reported	$36,368	$36,610	$39,370	$34,349	$33,388	$72,978	$65,560
Net interest income as reported	53,008	48,171	49,976	46,544	42,632	101,179	85,170
Non–interest income as reported	$12,434	$14,155	$12,828	$16,044	$15,207	$26,589	$29,080
Non–interest expense/(Net interest income + Non–interest income) ("Efficiency Ratio")	55.57%	58.74%	62.69%	54.88%	57.73%	57.12%	57.38%

Non–interest expense as reported	$36,368	$36,610	$39,370	$34,349	$33,388	$72,978	$65,560
Acquisition expenses	—	—	(884)	(799)	(242)	—	(242)
DOL ESOP settlement expenses	—	—	(1,900)	—	—	—	—
Non–interest expense excluding acquisition expenses and DOL ESOP settlement expenses	36,368	36,610	36,586	33,550	33,146	72,978	65,318
Net interest income as reported	53,008	48,171	49,976	46,544	42,632	101,179	85,170
Prepayment penalties on borrowings	—	—	—	—	125	—	125
Net interest income excluding prepayment penalties on borrowings	53,008	48,171	49,976	46,544	42,757	101,179	85,295
Non–interest income as reported	12,434	14,155	12,828	16,044	15,207	26,589	29,080
Gain on sale of ESOP trustee accounts	—	—	—	(2,329)	—	—	—
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(914)
Death benefit on bank owned life insurance ("BOLI")	(644)	—	—	(517)	(266)	(644)	(266)
Non–interest income excluding (gain)/loss on sale of investment securities and death benefit on BOLI	$11,790	$14,155	$12,828	$13,198	$14,941	$25,945	$27,900
Adjusted efficiency ratio	56.13%	58.74%	58.25%	56.16%	57.45%	57.41%	57.70%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
Average assets	$7,476,238	$7,319,675	$7,461,343	$6,507,673	$6,142,507	$7,391,348	$6,039,897
Return on average assets ("ROAA") as reported	1.33%	1.31%	1.14%	1.41%	1.45%	1.32%	1.42%
Acquisition expenses	—	—	0.05	0.05	0.02	—	0.01
Tax effect	—	—	(0.01)	(0.01)	—	—	—
ROAA excluding acquisition expenses	1.33	1.31	1.18	1.45	1.47	1.32	1.43
Credit loss expense acquired loans	—	—	—	0.12	—	—	—
Tax effect	—	—	—	(0.03)	—	—	—
ROAA excluding credit loss expense acquired loans	1.33	1.31	1.18	1.54	1.47	1.32	1.43
Gain on sale of ESOP trustee accounts	—	—	—	(0.14)	—	—	—
Tax effect	—	—	—	0.03	—	—	—
ROAA excluding gain on sale of ESOP trustee accounts	1.33	1.31	1.18	1.43	1.47	1.32	1.43
DOL ESOP settlement expenses	—	—	0.10	—	—	—	—
Tax effect	—	—	(0.02)	—	—	—	—
ROAA excluding DOL ESOP settlement expenses	1.33	1.31	1.26	1.43	1.47	1.32	1.43
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(0.03)
Tax effect	—	—	—	—	—	—	0.01
ROAA excluding (gain)/loss on sale of investment securities	1.33	1.31	1.26	1.43	1.47	1.32	1.41
Death benefit on bank owned life insurance ("BOLI")	(0.03)	—	—	(0.03)	(0.02)	(0.02)	(0.01)
ROAA excluding death benefit on BOLI	1.30	1.31	1.26	1.40	1.45	1.30	1.40
Prepayment penalties on borrowings	—	—	—	—	0.01	—	—
Tax effect	—	—	—	—	—	—	—
ROAA excluding prepayment penalties on borrowings	1.30	1.31	1.26	1.40	1.46	1.30	1.40
Adjusted ROAA	1.30%	1.31%	1.26%	1.40%	1.46%	1.30%	1.40%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
Average common equity	$677,299	$716,341	$719,643	$724,412	$706,652	$697,004	$702,052
Return on average common equity ("ROACE") as reported	14.72%	13.34%	11.81%	12.64%	12.59%	14.01%	12.23%
Acquisition expenses	—	—	0.49	0.44	0.14	—	0.07
Tax effect	—	—	(0.10)	(0.09)	(0.03)	—	(0.01)
ROACE excluding acquisition expenses	14.72	13.34	12.20	12.99	12.70	14.01	12.29
Credit loss expense acquired loans	—	—	—	1.11	—	—	—
Tax effect	—	—	—	(0.23)	—	—	—
ROACE excluding credit loss expense acquired loans	14.72	13.34	12.20	13.87	12.70	14.01	12.29
Gain on sale of ESOP trustee accounts	—	—	—	(1.28)	—	—	—
Tax effect	—	—	—	0.27	—	—	—
ROACE excluding gain on sale of ESOP trustee accounts	14.72	13.34	12.20	12.86	12.70	14.01	12.29
DOL ESOP settlement expenses	—	—	1.05	—	—	—	—
Tax effect	—	—	(0.17)	—	—	—	—
ROACE DOL ESOP settlement expenses	14.72	13.34	13.08	12.86	12.70	14.01	12.29
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(0.26)
Tax effect	—	—	—	—	—	—	0.06
ROACE excluding (gain)/loss on sale of investment securities	14.72	13.34	13.08	12.86	12.70	14.01	12.09
Death benefit on bank owned life insurance ("BOLI")	(0.38)	—	—	(0.28)	(0.15)	(0.19)	(0.08)
ROACE excluding death benefit on BOLI	14.34	13.34	13.08	12.58	12.55	13.82	12.01
Prepayment penalties on borrowings	—	—	—	—	0.07	—	0.04
Tax effect	—	—	—	—	(0.01)	—	(0.01)
ROACE excluding prepayment penalties on borrowings	14.34	13.34	13.08	12.58	12.61	13.82	12.04
Adjusted ROACE	14.34%	13.34%	13.08%	12.58%	12.61%	13.82%	12.04%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021

Non–GAAP Reconciliation of Return on Average Tangible Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021	2021	2022	2021
Average common equity	$677,299	$716,341	$719,643	$724,412	$706,652	$697,004	$702,052
Less: Average intangible assets	175,321	176,356	179,594	174,920	173,905	175,836	174,343
Average tangible equity	$501,978	$539,985	$540,049	$549,492	$532,747	$521,168	$527,709
Return on average common equity ("ROATE")	19.86%	17.70%	15.74%	16.66%	16.69%	18.74%	16.28%
Acquisition expenses	—	—	0.65	0.58	0.18	—	0.09
Tax effect	—	—	(0.14)	(0.12)	(0.04)	—	(0.02)
ROATE excluding acquisition expenses	19.86	17.70	16.25	17.12	16.83	18.74	16.35
Credit loss expense acquired loans	—	—	—	1.47	—	—	—
Tax effect	—	—	—	(0.31)	—	—	—
ROATE excluding credit loss expense acquired loans	19.86	17.70	16.25	18.28	16.83	18.74	16.35
Gain on sale of ESOP trustee accounts	—	—	—	(1.68)	—	—	—
Tax effect	—	—	—	0.35	—	—	—
ROATE excluding gain on sale of ESOP trustee accounts	19.86	17.70	16.25	16.95	16.83	18.74	16.35
DOL ESOP settlement expenses	—	—	1.40	—	—	—	—
Tax effect	—	—	(0.23)	—	—	—	—
ROATE DOL ESOP settlement expenses	19.86	17.70	17.42	16.95	16.83	18.74	16.35
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(0.35)
Tax effect	—	—	—	—	—	—	0.07
ROATE excluding (gain)/loss on sale of investment securities	19.86	17.70	17.42	16.95	16.83	18.74	16.07
Death benefit on bank owned life insurance ("BOLI")	(0.51)	—	—	(0.37)	(0.20)	(0.25)	(0.10)
ROATE excluding death benefit on BOLI	19.35	17.70	17.42	16.58	16.63	18.49	15.97
Prepayment penalties on borrowings	—	—	—	—	0.09	—	0.05
Tax effect	—	—	—	—	(0.02)	—	(0.01)
ROATE excluding prepayment penalties on borrowings	19.35	17.70	17.42	16.58	16.70	18.49	16.01
Adjusted ROATE	19.35%	17.70%	17.42%	16.58%	16.70%	18.49%	16.01%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2022 and 2021

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon’s 2021 Annual Report on Form 10–K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2021 Annual Report on Form 10–K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2022, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2022, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
31.1	Certification of Craig M. Dwight	Attached
31.2	Certification of Mark E. Secor	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

August 8, 2022	/s/ Craig M. Dwight
Date	Craig M. Dwight
Chief Executive Officer

August 8, 2022	/s/ Mark E. Secor
Date	Mark E. Secor
Chief Financial Officer