Form 10-Q
period 2022-09-30
HORIZON BANCORP INC /IN/
filed 2022-11-09
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,934,889     shares of Common Stock, no par value, at November 8, 2022.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$109,659	$593,508
Interest earning time deposits	2,814	4,782
Investment securities, available for sale	985,655	1,160,812
Investment securities, held to maturity (fair value of $1,640,589 and $1,559,991)	2,031,536	1,552,443
Loans held for sale	1,852	12,579
Loans, net of allowance for credit losses of $51,369 and $54,286	3,960,846	3,590,331
Premises and equipment, net	92,356	93,441
Federal Home Loan Bank stock	26,677	24,440
Goodwill	155,211	154,572
Other intangible assets	18,164	20,941
Interest receivable	30,096	26,137
Cash value of life insurance	145,439	97,150
Other assets	158,390	80,753
Total assets	$7,718,695	$7,411,889
Liabilities
Deposits
Non–interest bearing	$1,315,155	$1,360,338
Interest bearing	4,515,683	4,442,653
Total deposits	5,830,838	5,802,991
Borrowings	1,048,091	712,739
Subordinated notes	58,860	58,750
Junior subordinated debentures issued to capital trusts	56,966	56,785
Interest payable	1,961	2,235
Other liabilities	76,986	55,180
Total liabilities	7,073,702	6,688,680
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued and Outstanding 43,932,389 and 43,766,931 shares	—	—
Additional paid-in capital	352,837	352,122
Retained earnings	415,277	363,742
Accumulated other comprehensive income (loss)	(123,121)	7,345
Total stockholders’ equity	644,993	723,209
Total liabilities and stockholders’ equity	$7,718,695	$7,411,889
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest Income
Loans receivable	$47,051	$40,392	$126,479	$120,446
Investment securities – taxable	8,501	4,565	24,723	8,641
Investment securities – tax exempt	7,478	5,911	21,482	16,790
Total interest income	63,030	50,868	172,684	145,877
Interest Expense
Deposits	4,116	1,808	7,289	6,204
Borrowed funds	3,895	1,075	6,425	3,640
Subordinated notes	880	880	2,641	2,641
Junior subordinated debentures issued to capital trusts	744	561	1,755	1,678
Total interest expense	9,635	4,324	18,110	14,163
Net Interest Income	53,395	46,544	154,574	131,714
Credit loss expense (recovery)	(601)	1,112	(1,747)	(13)
Net Interest Income after Credit Loss Expense (Recovery)	53,996	45,432	156,321	131,727
Non–interest Income
Service charges on deposit accounts	3,023	2,291	8,651	6,682
Wire transfer fees	148	210	477	687
Interchange fees	3,089	2,587	9,451	7,819
Fiduciary activities	1,203	2,124	4,111	5,828
Gains on sale of investment securities (includes $0 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $0 and $914 for the nine months ended September 30, 2022 and 2021, respectively, related to accumulated other comprehensive earnings reclassifications)	—	—	—	914
Gain on sale of mortgage loans	1,441	4,088	5,969	14,996
Mortgage servicing income, net	355	336	4,163	2,052
Increase in cash value of bank owned life insurance	814	534	1,843	1,547
Death benefit on bank owned life insurance	—	517	644	783
Other income	115	3,357	1,468	3,816
Total non–interest income	10,188	16,044	36,777	45,124
Non–interest Expense
Salaries and employee benefits	20,613	18,901	60,305	53,502
Net occupancy expenses	3,293	2,935	10,044	9,337
Data processing	2,539	2,526	7,683	7,290
Professional fees	552	522	1,149	1,654
Outside services and consultants	2,855	2,330	7,865	6,252
Loan expense	2,926	2,645	7,968	8,574
FDIC insurance expense	670	279	2,170	1,579
Other losses	398	69	928	358
Other expense	4,504	4,142	13,216	11,363
Total non–interest expense	38,350	34,349	111,328	99,909
Income Before Income Taxes	25,834	27,127	81,770	76,942
Income tax expense (includes $0 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $0 and $192 for the nine months ended September 30, 2022 and 2021, respectively, related to income tax expense from reclassification items)	2,013	4,056	9,527	11,276
Net Income	$23,821	$23,071	$72,243	$65,666
Basic Earnings Per Share	$0.55	$0.53	$1.66	$1.50
Diluted Earnings Per Share	0.55	0.52	1.65	1.49
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Net Income	$23,821	$23,071	$72,243	$65,666
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	1,952	555	5,741	3,590
Income tax effect	(410)	(117)	(1,206)	(754)
Changes from derivative instruments	1,542	438	4,535	2,836
Change in securities:
Unrealized depreciation for the period on AFS securities	(39,856)	(14,488)	(169,013)	(28,304)
Accretion (amortization) from transfer of securities from available for sale to held to maturity securities	(143)	19	(1,875)	50
Reclassification adjustment for securities gains realized in income	—	—	—	(914)
Income tax effect	8,400	3,038	35,887	6,125
Unrealized losses on securities	(31,599)	(11,431)	(135,001)	(23,043)
Other Comprehensive Loss, Net of Tax	(30,057)	(10,993)	(130,466)	(20,207)
Comprehensive Income (Loss)	$(6,236)	$12,078	$(58,223)	$45,459
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, July 1, 2021	$—	$—	$359,227	$332,509	$18,638	$710,374
Net income	—	—	—	23,071	—	23,071
Other comprehensive loss, net of tax	—	—	—	—	(10,993)	(10,993)
Amortization of unearned compensation	—	—	449	—	—	449
Stock option expense	—	—	13	—	—	13
Repurchase of outstanding stock	—	—	(7,607)	—	—	(7,607)
Stock retirement plans	—	—	(128)	—	—	(128)
Cash dividends on common stock ($0.15 per share)	—	—	—	(6,637)	—	(6,637)
Balances, September 30, 2021	$—	$—	$351,954	$348,943	$7,645	$708,542

Balances, July 1, 2022	$—	$—	$352,412	$398,517	$(93,064)	$657,865
Net income	—	—	—	23,821	—	23,821
Other comprehensive loss, net of tax	—	—	—	—	(30,057)	(30,057)
Amortization of unearned compensation	—	—	627	—	—	627
Exercise of stock options	—	—	14	—	—	14
Net settlement of share awards	—	—	(89)	—	—	(89)
Stock retirement plans	—	—	(127)	—	—	(127)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,061)	—	(7,061)
Balances, September 30, 2022	$—	$—	$352,837	$415,277	$(123,121)	$644,993
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Nine Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2021	$—	$—	$362,945	$301,419	$27,852	$692,216
Net income	—	—	—	65,666	—	65,666
Other comprehensive loss, net of tax	—	—	—	—	(20,207)	(20,207)
Amortization of unearned compensation	—	—	1,233	—	—	1,233
Exercise of stock options	—	—	769	—	—	769
Stock option expense	—	—	55	—	—	55
Net settlement of share awards	—	—	(1,347)	—	—	(1,347)
Repurchase of outstanding stock	—	—	(7,607)	—	—	(7,607)
Stock retirement plans	—	—	(4,094)	—	—	(4,094)
Cash dividends on common stock ($0.41 per share)	—	—	—	(18,142)	—	(18,142)
Balances, September 30, 2021	$—	$—	$351,954	$348,943	$7,645	$708,542

Balances, January 1, 2022	$—	$—	$352,122	$363,742	$7,345	$723,209
Net income	—	—	—	72,243	—	72,243
Other comprehensive loss, net of tax	—	—	—	—	(130,466)	(130,466)
Amortization of unearned compensation	—	—	1,770	—	—	1,770
Exercise of stock options	—	—	108	—	—	108
Stock option expense	—	—	13	—	—	13
Net settlement of share awards	—	—	(1,785)	—	—	(1,785)
Stock retirement plans	—	—	609	—	—	609
Cash dividends on common stock ($0.47 per share)	—	—	—	(20,708)	—	(20,708)
Balances, September 30, 2022	$—	$—	$352,837	$415,277	$(123,121)	$644,993
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Nine Months Ended
	September 30
	2022	2021
Operating Activities
Net income	$72,243	$65,666
Items not requiring (providing) cash
Provision for (recovery of) credit losses	(1,747)	(13)
Depreciation and amortization	8,027	6,852
Share based compensation	1,783	1,288
Amortization of mortgage servicing rights	2,018	2,960
Mortgage servicing rights net impairment	(2,942)	(2,142)
Premium amortization on securities, net	9,391	7,279
Gain on sale of investment securities	—	(914)
Gain on sale of mortgage loans	(5,969)	(14,996)
Proceeds from sales of loans	(182,218)	366,004
Loans originated for sale	198,914	(342,281)
Gain on cash value life insurance	(1,843)	(1,547)
Gain on sale of other real estate owned	(618)	(76)
Net change in:
Interest receivable	(3,959)	(2,847)
Interest payable	(274)	(1,301)
Other assets	(12,865)	8,330
Other liabilities	(2,277)	(3,443)
Net cash provided by operating activities	77,664	88,819
Investing Activities
Purchases of securities available for sale	(180,464)	(820,485)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	54,022	250,808
Purchases of securities held to maturity	(423,493)	(625,397)
Proceeds from maturities of securities held to maturity	65,720	23,368
Net change in interest earning time deposits	1,968	3,198
Purchase of FHLB stock	(2,435)	(1,417)
Redemption of FHLB stock	198	—
Net change in loans	(370,251)	410,717
Proceeds on the sale of OREO and repossessed assets	3,555	1,119
Premises and equipment expenditures	(4,701)	(462)
Purchases of bank owned life insurance	(50,000)	—
Proceeds from bank owned life insurance	2,910	—
Death benefit on bank owned life insurance	644	783
Net cash received in branch acquisition	—	616,832
Net cash used in investing activities	(902,327)	(140,936)
Financing Activities
Net change in deposits	27,847	602,357
Proceeds from borrowings	668,276	227,531
Repayment of borrowings	(350,000)	(65,040)
Net change in repurchase agreements	17,076	35,702
Net settlement of share awards	(1,785)	(1,347)
Exercise of stock options	108	769
Repurchase of outstanding stock	—	(7,607)
Dividends paid on common stock	(20,708)	(18,142)
Net cash provided by financing activities	340,814	774,223
Net Change in Cash and Cash Equivalents	(483,849)	722,106
Cash and Cash Equivalents, Beginning of Period	593,508	249,711

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

Cash and Cash Equivalents, End of Period	$109,659	$971,817
Additional Supplemental Information
Interest paid	$18,384	$15,448
Income taxes paid	936	1,225
Transfer of loans to other real estate and repossessed assets	1,483	964
Transfer of premises to other real estate	1,479	1,753
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2022 and September 30, 2021 are not necessarily indicative of the operating results for the full year of 2022 or 2021. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of September 30, 2022, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
Basic earnings per share
Net income	$23,821	$23,071	$72,243	$65,666
Weighted average common shares outstanding	43,573,370	43,810,729	43,567,028	43,893,194
Basic earnings per share	$0.55	$0.53	$1.66	$1.50

Diluted earnings per share
Net income	$23,821	$23,071	$72,243	$65,666
Weighted average common shares outstanding	43,573,370	43,810,729	43,567,028	43,893,194
Effect of dilutive securities:
Restricted stock	92,405	99,666	92,718	102,446
Stock options	38,018	48,475	39,289	51,403
Weighted average common shares outstanding	43,703,793	43,958,870	43,699,035	44,047,043
Diluted earnings per share	$0.55	$0.52	$1.65	$1.49

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
There were 316,760 shares for the three and nine months ended September 30, 2022 which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 142,705 and 153,582 shares for the three and nine months ended September 30, 2021, respectively, which were not included in the computation of diluted earnings per share because they were non–dilutive.
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
The following tables present the revisions to the line items of our previously issued financial statements to reflect the correction of the errors:

Consolidated Balance Sheet
As of December 31, 2021	As Reported	Adjustment	As Revised
Loans, net of allowance for credit losses	$3,553,345	$36,986	$3,590,331
Total assets	7,374,903	36,986	7,411,889
Borrowings	675,753	36,986	712,739
Total liabilities	6,651,694	36,986	6,688,680
Total liabilities and stockholders' equity	7,374,903	36,986	7,411,889

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2021	As Reported	Adjustment	As Revised
Net change in loans	$412,873	$(2,156)	$410,717
Net cash provided by investing activities	(138,780)	(2,156)	(140,936)
Proceeds from borrowings	225,375	2,156	227,531
Net cash provided by financing activities	772,067	2,156	774,223
Net Change in Cash and Cash Equivalents	54,460	—	54,460

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Acquisitions
On September 17, 2021, Horizon Bank completed the purchase and assumption of certain assets and liabilities of 14 former TCF National Bank (“TCF”) branches in 11 Michigan counties. Net cash of $618.2 million was received in the transaction, representing the deposit balances assumed at closing, net of amounts paid for loans of $212.0 million, fixed assets of $6.9 million, cash of $4.0 million and a 1.75% premium on deposits. Customer deposit balances were recorded at $846.4 million and a core deposit intangible of $1.6 million was recorded in the transaction, which will be amortized over 10 years on a straight line basis. Goodwill of $4.0 million was generated in the transaction.
Under the acquisition method of accounting, the total purchase price is allocated to net tangible and intangible assets based on their current estimated fair values on the date of the acquisition. Based on preliminary valuations of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, the purchase price for the TCF branches is detailed in the following table. Prior to the end of the one year measurement period Horizon Bank recorded an adjustment of $639,000 which increased goodwill and decreased other assets acquired in the transaction.

Assets		Liabilities
Cash and due from banks	$4,012	Deposits
Loans		Non-interest bearing	$181,403
Commercial	101,327	NOW accounts	303,050
Residential mortgage	56,499	Savings and money market	262,488
Consumer	54,212	Certificates of deposit	99,468
Total loans	212,038	Total deposits	846,409
Premises and equipment, net	6,901	Interest payable	16
Goodwill	3,973	Other liabilities	1,278
Core deposit intangible	1,630
Interest receivable	519
Other assets	463
Total assets purchased	$229,536	Total liabilities assumed	$847,703

Net cash received	$(618,167)
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 3 – Securities
The fair value of securities is as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$293,974	$—	$(27,720)	$266,254
State and municipal	505,975	—	(90,729)	415,246
Federal agency collateralized mortgage obligations	36,269	—	(1,645)	34,624
Federal agency mortgage-backed pools	226,785	—	(32,144)	194,641
Corporate notes	84,464	209	(9,783)	74,890
Total available for sale investment securities	$1,147,467	$209	$(162,021)	$985,655
Held to maturity
U.S. Treasury and federal agencies	$295,363	$—	$(47,355)	$248,008
State and municipal	1,128,034	10	(242,141)	885,903
Federal agency collateralized mortgage obligations	57,972	—	(8,292)	49,680
Federal agency mortgage-backed pools	349,875	—	(57,359)	292,516
Private labeled mortgage-backed pools	36,171	—	(5,404)	30,767
Corporate notes	164,121	—	(30,406)	133,715
Total held to maturity investment securities	$2,031,536	$10	$(390,957)	$1,640,589

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$118,595	$82	$(1,698)	$116,979
State and municipal	632,652	12,802	(5,708)	639,746
Federal agency collateralized mortgage obligations	60,600	989	(12)	61,577
Federal agency mortgage-backed pools	257,185	1,914	(1,408)	257,691
Corporate notes	84,579	1,013	(773)	84,819
Total available for sale investment securities	$1,153,611	$16,800	$(9,599)	$1,160,812
Held to maturity
U.S. Treasury and federal agencies	$195,429	$12	$(1,215)	$194,226
State and municipal	862,461	20,719	(4,263)	878,917
Federal agency collateralized mortgage obligations	48,482	3	(1,020)	47,465
Federal agency mortgage-backed pools	247,937	209	(4,010)	244,136
Private labeled mortgage-backed pools	40,447	—	(442)	40,005
Corporate notes	157,687	11	(2,456)	155,242
Total held to maturity investment securities	$1,552,443	$20,954	$(13,406)	$1,559,991

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2022 and December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$1,043	$1,030	$22,980	$22,984
One to five years	313,400	287,251	156,677	156,397
Five to ten years	261,596	224,407	315,630	316,125
After ten years	308,374	243,702	340,539	346,038
	884,413	756,390	835,826	841,544
Federal agency collateralized mortgage obligations	36,269	34,624	60,600	61,577
Federal agency mortgage–backed pools	226,785	194,641	257,185	257,691
Total available for sale investment securities	$1,147,467	$985,655	$1,153,611	$1,160,812
Held to maturity
Within one year	$32,861	$32,489	$5,222	$5,265
One to five years	209,055	195,644	65,739	66,982
Five to ten years	339,857	290,173	273,720	275,308
After ten years	1,005,745	749,320	870,896	880,830
	1,587,518	1,267,626	1,215,577	1,228,385
Federal agency collateralized mortgage obligations	57,972	49,680	48,482	47,465
Federal agency mortgage–backed pools	349,875	292,516	247,937	244,136
Private labeled mortgage–backed pools	36,171	30,767	40,447	40,005
Total held to maturity investment securities	$2,031,536	$1,640,589	$1,552,443	$1,559,991
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$326,455	$(34,174)	$187,559	$(40,901)	$514,014	$(75,075)
State and municipal	924,192	(198,105)	369,729	(134,765)	1,293,921	(332,870)
Federal agency collateralized mortgage obligations	47,014	(2,897)	37,291	(7,040)	84,305	(9,937)
Federal agency mortgage–backed pools	275,203	(42,992)	211,935	(46,511)	487,138	(89,503)
Private labeled mortgage–backed pools	4,398	(730)	26,369	(4,674)	30,767	(5,404)
Corporate notes	64,091	(11,425)	143,638	(28,764)	207,729	(40,189)
Total temporarily impaired securities	$1,641,353	$(290,323)	$976,521	$(262,655)	$2,617,874	$(552,978)

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
No allowance for credit losses for available for sale debt securities or held to maturity securities was needed at September 30, 2022 or December 31, 2021. Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $17.4 million at September 30, 2022 and $14.6 million at December 31, 2021 and is excluded from the estimate of credit losses.
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
The following table presents total loans outstanding by portfolio class, as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Commercial
Owner occupied real estate	$587,075	$560,887
Non–owner occupied real estate	1,194,898	1,088,470
Residential spec homes	10,708	9,907
Development & spec land	23,679	24,473
Commercial and industrial	587,383	530,208
Total commercial	2,403,743	2,213,945
Real estate
Residential mortgage	598,250	563,811
Residential construction	36,651	30,571
Mortgage warehouse	73,690	109,031
Total real estate	708,591	703,413
Consumer
Direct installment	58,673	63,714
Indirect installment	499,080	372,575
Home equity	342,128	290,970
Total consumer	899,881	727,259
Total loans	4,012,215	3,644,617
Allowance for credit losses	(51,369)	(54,286)
Net loans	$3,960,846	$3,590,331

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
As of September 30, 2022 and December 31, 2021, Federal Paycheck Protection Program (“PPP”) loans totaled approximately $315,000 and $25.8 million, respectively, and are included with commercial loans. Total loans include net deferred loan costs of $2.6 million at September 30, 2022 and $1.9 million at December 31, 2021, respectively.

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

Non–performing Loans

The following table presents non–accrual loans, loans past due over 90 days still on accrual, and troubled debt restructurings (“TDRs”) by class of loans:

	September 30, 2022
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–performing with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$4,145	$—	$—	$568	$4,713	$4,527
Non–owner occupied real estate	607	—	—	273	880	880
Residential spec homes	101	—	—	—	101	101
Development & spec land	815	—	—	—	815	65
Commercial and industrial	690	—	—	—	690	333
Total commercial	6,358	—	—	841	7,199	5,906
Real estate
Residential mortgage	5,331	52	1,305	1,359	8,047	8,047
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	5,331	52	1,305	1,359	8,047	8,047
Consumer
Direct installment	148	—	—	—	148	148
Indirect installment	564	57	—	—	621	621
Home equity	2,370	84	360	329	3,143	3,143
Total consumer	3,082	141	360	329	3,912	3,912
Total	$14,771	$193	$1,665	$2,529	$19,158	$17,865

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
There was no interest income recognized on non–accrual loans during the nine months ended September 30, 2022 and 2021, respectively, while the loans were in non–accrual status. Included in the $14.8 million of non–accrual loans and the $1.7 million of non–performing TDRs at September 30, 2022 were $1.7 million and $157,000, respectively, of loans acquired for which there were accretable yields recognized.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non–accrual loans of $14.8 million and non–performing TDRs of $1.7 million at September 30, 2022:

	September 30, 2022
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$582,469	$402	$59	$—	$461	$582,930
Non–owner occupied real estate	1,194,183	108	—	—	108	1,194,291
Residential spec homes	10,607	—	—	—	—	10,607
Development & spec land	22,864	—	—	—	—	22,864
Commercial and industrial	586,478	156	59	—	215	586,693
Total commercial	2,396,601	666	118	—	784	2,397,385
Real estate
Residential mortgage	590,223	456	883	52	1,391	591,614
Residential construction	36,651	—	—	—	—	36,651
Mortgage warehouse	73,690	—	—	—	—	73,690
Total real estate	700,564	456	883	52	1,391	701,955
Consumer
Direct installment	58,427	65	33	—	98	58,525
Indirect installment	495,537	2,610	312	57	2,979	498,516
Home equity	337,487	1,713	114	84	1,911	339,398
Total consumer	891,451	4,388	459	141	4,988	896,439
Total	$3,988,616	$5,510	$1,460	$193	$7,163	$3,995,779

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
At September 30, 2022, the types of concessions the Company has made on restructured loans have been temporary rate reductions and/or reductions in monthly payments, and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as a TDR unless the loan bears interest at a market rate. As of September 30, 2022, the Company had $4.2 million in TDRs and $2.5 million were performing according to the restructured terms and two TDRs were returned to accrual status during 2022. There were no specific reserves allocated to TDRs at September 30, 2022 based on the discounted cash flows or, when appropriate, the fair value of the collateral. These TDRs are exclusive of loans modified under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents TDRs by class of loan:

	September 30, 2022			December 31, 2021
	Non–accrual	Accruing	Total	Non–accrual	Accruing	Total
Commercial
Owner occupied real estate	$—	$568	$568	$—	$603	$603
Non–owner occupied real estate	—	273	273	285	—	285
Residential spec homes	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Total commercial	—	841	841	285	603	888
Real estate
Residential mortgage	1,305	1,359	2,664	892	1,421	2,313
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	1,305	1,359	2,664	892	1,421	2,313
Consumer
Direct installment	—	—	—	—	—	—
Indirect installment	—	—	—	—	—	—
Home equity	360	329	689	344	367	711
Total consumer	360	329	689	344	367	711
Total	$1,665	$2,529	$4,194	$1,521	$2,391	$3,912
Loans Modified under the CARES Act
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At September 30, 2022 and December 31, 2021, the Bank modified loans totaling $1,000 and $10.9 million, respectively, which qualified for treatment under the CARES Act.
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

	September 30, 2022
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$4,806	$508	$—	$5,314	$215
Non–owner occupied real estate	2,613	—	—	2,613	—
Residential spec homes	101	—	—	101	—
Development & spec land	815	—	—	815	55
Commercial and industrial	224	862	31	1,117	235
Total commercial	8,559	1,370	31	9,960	505
Total collateral dependent loans	$8,559	$1,370	$31	$9,960	$505

	December 31, 2021
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$11,201	$103	$—	$11,304	$632
Non–owner occupied real estate	2,068	—	—	2,068	—
Residential spec homes	—	—	—	—	—
Development & spec land	919	—	—	919	—
Commercial and industrial	427	1,218	—	1,645	128
Total commercial	14,615	1,321	—	15,936	760
Total collateral dependent loans	$14,615	$1,321	$—	$15,936	$760
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at September 30, 2022.

September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$80,017	$83,784	$52,008	$49,284	$39,449	$174,687	$73,017	$552,246
Special Mention	—	6,722	—	1,922	596	3,464	—	12,704
Substandard	500	255	988	1,008	3,094	10,373	5,907	22,125
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$80,517	$90,761	$52,996	$52,214	$43,139	$188,524	$78,924	$587,075

Non–owner occupied real estate
Pass	$173,753	$176,098	$129,192	$103,011	$55,666	$315,357	$176,622	$1,129,699
Special Mention	798	—	268	6,788	39,530	7,130	4,026	58,540
Substandard	—	703	—	—	3,564	2,392	—	6,659
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$174,551	$176,801	$129,460	$109,799	$98,760	$324,879	$180,648	$1,194,898

Residential spec homes
Pass	$334	$3,725	$251	$—	$—	$1,784	$4,514	$10,608
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	100	100
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$334	$3,725	$251	$—	$—	$1,784	$4,614	$10,708

Development & spec land
Pass	$363	$1,421	$493	$275	$6	$9,948	$10,092	$22,598
Special Mention	—	—	—	—	—	153	—	153
Substandard	—	—	—	—	—	180	748	928
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$363	$1,421	$493	$275	$6	$10,281	$10,840	$23,679

Commercial & industrial
Pass	$128,945	$142,316	$36,543	$35,630	$53,819	$121,021	$46,813	$565,087
Special Mention	184	440	44	854	1,012	3,167	434	6,135
Substandard	89	2,568	2,701	517	3,113	4,813	2,360	16,161
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$129,218	$145,324	$39,288	$37,001	$57,944	$129,001	$49,607	$587,383
Total commercial	$384,983	$418,032	$222,488	$199,289	$199,849	$654,469	$324,633	$2,403,743

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$85,899	$151,237	$94,838	$34,339	$37,898	$185,992	$—	$590,203
Non–performing	—	132	286	626	633	6,370	—	8,047
Total residential mortgage	$85,899	$151,369	$95,124	$34,965	$38,531	$192,362	$—	$598,250

Residential construction
Performing	$8	$—	$—	$—	$—	$—	$36,643	$36,651
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$8	$—	$—	$—	$—	$—	$36,643	$36,651

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$73,690	$73,690
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$73,690	$73,690
Total real estate	$85,907	$151,369	$95,124	$34,965	$38,531	$192,362	$110,333	$708,591

September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$17,674	$13,804	$8,024	$8,632	$4,563	$5,816	$12	$58,525
Non–performing	—	38	—	56	—	54	—	148
Total direct installment	$17,674	$13,842	$8,024	$8,688	$4,563	$5,870	$12	$58,673

Indirect installment
Performing	$238,812	$124,338	$64,265	$38,635	$22,666	$9,743	$—	$498,459
Non–performing	22	100	99	181	113	106	—	621
Total indirect installment	$238,834	$124,438	$64,364	$38,816	$22,779	$9,849	$—	$499,080

Home equity
Performing	$89,484	$80,222	$43,032	$28,233	$23,127	$68,301	$6,586	$338,985
Non–performing	19	16	105	160	154	1,132	1,557	3,143
Total home equity	$89,503	$80,238	$43,137	$28,393	$23,281	$69,433	$8,143	$342,128
Total consumer	$346,011	$218,518	$115,525	$75,897	$50,623	$85,152	$8,155	$899,881

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 5 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$34,802	$4,422	$1,067	$12,059	$52,350
Provision for credit losses on loans	(703)	640	(43)	(495)	(601)
PCD loan charge–offs	(242)	—	—	—	(242)
Charge–offs	(103)	(27)	—	(592)	(722)
Recoveries	52	102	—	430	584
Balance, end of period	$33,806	$5,137	$1,024	$11,402	$51,369

	Three Months Ended September 30, 2021
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$41,766	$4,108	$1,155	$8,620	$55,649
Provision for credit losses on loans	1,330	(400)	(101)	283	1,112
Charge–offs	(10)	—	—	(189)	(199)
Recoveries	35	29	—	153	217
Balance, end of period	$43,121	$3,737	$1,054	$8,867	$56,779

	Nine Months Ended September 30, 2022
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$40,775	$3,856	$1,059	$8,596	$54,286
Provision for credit losses on loans	(6,343)	1,236	(35)	3,395	(1,747)
PCD loan charge–offs	(612)	—	—	—	(612)
Charge–offs	(240)	(85)	—	(1,605)	(1,930)
Recoveries	226	130	—	1,016	1,372
Balance, end of period	$33,806	$5,137	$1,024	$11,402	$51,369

	Nine Months Ended September 30, 2021
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$42,210	$4,620	$1,267	$8,930	$57,027
Provision for credit losses on loans	1,090	(1,000)	(213)	110	(13)
PCD loan charge–offs	(6)	—	—	—	(6)
Charge–offs	(273)	—	—	(661)	(934)
Recoveries	100	117	—	488	705
Balance, end of period	$43,121	$3,737	$1,054	$8,867	$56,779

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

Note 6 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.6 billion and $1.5 billion at September 30, 2022 and December 31, 2021.

The aggregate fair value and carrying value of capitalized mortgage servicing rights was approximately $18.7 million and $15.2 million at September 30, 2022 and December 31, 2021, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Mortgage servicing rights
Balance, beginning of period	$18,761	$17,791	$17,780	$17,644
Servicing rights capitalized	567	1,048	2,942	3,209
Amortization of servicing rights	(624)	(946)	(2,018)	(2,960)
Balance, end of period	18,704	17,893	18,704	17,893
Impairment allowance
Balance, beginning of period	—	(3,329)	(2,594)	(5,172)
Additions	—	—	—	—
Reductions	—	299	2,594	2,142
Balance, end of period	—	(3,030)	—	(3,030)
Mortgage servicing rights, net	$18,704	$14,863	$18,704	$14,863

The Bank reduced impairment by approximately $299,000 for the three months ended September 30, 2021, $2.6 million for the nine months ended September 30, 2022 and $2.1 million for the nine months ended September 30, 2021.

Note 7 – Goodwill

The carrying amount of goodwill was $155.2 million as of September 30, 2022 and $154.6 million as of December 31, 2021. During the three and nine months ended September 30, 2022 and prior to the end of the one year measurement period related to the purchase and assumption of certain assets and liabilities from TCF, Horizon Bank recorded an adjustment of $639,000 which increased goodwill and decreased other assets acquired in the transaction. There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2021. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative analysis as of September 30, 2022 which resulted in no goodwill impairment charges for the nine months ended September 30, 2022.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	September 30, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$147,875	$—	$—	$—	$—	$—	$147,875
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$15,532	$—	$—	$—	$—	$—	$15,532
Federal agency mortgage–backed pools	132,569	—	—	—	—	—	132,569
Private labeled mortgage–backed pools	9,048	—	—	—	—	—	9,048
Total	$157,149	$—	$—	$—	$—	$—	$157,149

	December 31, 2021
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$130,798	$—	$—	$—	$—	$—	$130,798
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$31,372	$—	$—	$—	$—	$—	$31,372
Federal agency mortgage–backed pools	98,474	—	—	—	—	—	98,474
Private labeled mortgage–backed pools	16,639	—	—	—	—	—	16,639
Total	$146,485	$—	$—	$—	$—	$—	$146,485
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
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.81% on a notional amount of $50.0 million at September 30, 2022 and December 31, 2021. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense. This interest rate swap agreement matures on July 19, 2026.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At September 30, 2022, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Fair Value Hedges – Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2022, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in non–interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material. The notional amounts of the loan and security agreements being hedged were $524.4 million at September 30, 2022 and $489.0 million at December 31, 2021.

Other Derivative Instruments – The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2022, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	September 30, 2022		September 30, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	$50,000	$2,067	$—	$—
Total derivatives designated as hedging instruments	50,000	2,067	—	—
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	524,358	45,379	524,358	45,379
Mortgage loan contracts	—	—	11,530	330
Commitments to originate mortgage loans	5,489	140	—	—
Total derivatives not designated as hedging instruments	529,847	45,519	535,888	45,709
Total derivatives	$529,847	$47,586	$535,888	$45,709

	Asset Derivatives		Liability Derivatives
	December 31, 2021		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	$—	$—	$50,000	$3,673
Total derivatives designated as hedging instruments	—	—	50,000	3,673
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	488,967	14,419	488,967	14,419
Mortgage loan contracts	—	—	43,630	238
Commitments to originate mortgage loans	32,584	1,037	—	—
Total derivatives not designated as hedging instruments	521,551	15,456	532,597	14,657
Total derivatives	$521,551	$15,456	$532,597	$18,330
The effect of the derivative instruments on the condensed consolidated statements of comprehensive income for the nine–month periods ended September 30 is as follows:

	Amount of Gain Recognized in Other Comprehensive Income on Derivative
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Derivatives in cash flow hedging relationship
Interest rate contracts	$1,542	$438	$4,535	$2,836

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The effect of the derivative instruments on the condensed consolidated statements of income for the nine–month periods ended September 30 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Derivative designated as hedging instruments
Interest rate contracts – cash flow hedges	Interest expense – Borrowings	$95	$469	$710	$1,453
Total		$95	$469	$710	$1,453

	Location of loss recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Derivative not designated as hedging instruments
Mortgage loan contracts	Non–interest income – Gain on sale of loans	$(178)	$(333)	$(92)	$(333)
Commitments to originate mortgage loans	Non–interest income – Gain on sale of loans	(141)	167	(897)	(379)
Total		$(319)	$(166)	$(989)	$(712)

Note 11 – Disclosures about Fair Value of Assets and Liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2022. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	September 30, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$266,254	$—	$266,254	$—
State and municipal	415,246	—	415,246	—
Federal agency collateralized mortgage obligations	34,624	—	34,624	—
Federal agency mortgage–backed pools	194,641	—	194,641	—
Corporate notes	74,890	—	74,890	—
Total available for sale securities	985,655	—	985,655	—
Interest rate swap agreements asset	47,446	—	47,446	—
Commitments to originate mortgage loans	140	—	140	—
Interest rate swap agreements liability	(45,379)	—	(45,379)	—
Mortgage loan contracts	(330)	—	(330)	—

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
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Collateral dependent loans	$9,455	$—	$—	$9,455
Mortgage servicing rights	18,704	—	—	18,704
December 31, 2021
Collateral dependent loans	$15,176	$—	$—	$15,176
Mortgage servicing rights	15,186	—	—	15,186
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
Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company determines the fair value of MSRs using an income approach model based upon the Company’s month–end interest rate curve and prepayment assumptions. The model utilizes assumptions to estimate future net servicing income cash flows, including estimates of time decay, payoffs and changes in valuation inputs and assumptions. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate. The carrying amount of the MSRs’ fair value due to impairment increased by $2.6 million during the first nine months of 2022 and increased by $2.1 million during the first nine months of 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents qualitative information about unobservable inputs used in recurring and non–recurring Level 3 fair value measurements, other than goodwill.

	September 30, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$9,455	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-100.0% (5.1%)
Mortgage servicing rights	18,704	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	10.0%-10.0% (10.0%), 6.9%-13.3% (7.8%), 0.0%-0.7%(0.5%)

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$15,176	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-54.0%(4.8%)
Mortgage servicing rights	15,186	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	8.0%-8.0% (8.0%), 8.4%-14.6%(11.6%), 0.0%-2.0%(0.4%)

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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2022 and December 31, 2021. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall.

	September 30, 2022
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$109,659	$109,659	$—	$—
Interest–earning time deposits	2,814	—	2,785	—
Investment securities, held to maturity	2,031,536	—	1,640,589	—
Loans held for sale	1,852	—	—	1,852
Loans (excluding loan level hedges), net	3,960,846	—	—	3,737,561
Stock in FHLB	26,677	—	26,677	—
Interest receivable	30,096	—	30,096	—
Mortgage servicing rights	18,704	—	—	18,704
Liabilities
Non–interest bearing deposits	$1,315,155	$1,315,155	$—	$—
Interest bearing deposits	4,515,683	—	4,033,706	—
Borrowings	1,048,091	—	1,044,117	—
Subordinated notes	58,860	—	65,146	—
Junior subordinated debentures issued to capital trusts	56,966	—	63,599	—
Interest payable	1,961	—	1,961	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$593,508	$593,508	$—	$—
Interest–earning time deposits	4,782	—	4,861	—
Investment securities, held to maturity	1,552,443	—	1,513,520	46,471
Loans held for sale	12,579	—	—	12,579
Loans (excluding loan level hedges), net	3,590,331	—	—	3,479,958
Stock in FHLB	24,440	—	24,440	—
Interest receivable	26,137	—	26,137	—
Mortgage servicing rights	15,186	—	—	15,186
Liabilities
Non–interest bearing deposits	$1,360,338	$1,360,338	$—	$—
Interest bearing deposits	4,442,653	—	4,369,011	—
Borrowings	712,739	—	708,275	—
Subordinated notes	58,750	—	57,906	—
Junior subordinated debentures issued to capital trusts	56,785	—	53,420	—
Interest payable	2,235	—	2,235	—

Note 13 – Accumulated Other Comprehensive Income (Loss)

	September 30, 2022	December 31, 2021
Unrealized gain (loss) on securities available for sale	$(161,812)	$7,201
Unamortized loss on securities held to maturity, previously transferred from AFS	3,895	5,770
Unrealized gain (loss) on derivative instruments	2,068	(3,673)
Tax effect	32,728	(1,953)
Total accumulated other comprehensive income (loss)	$(123,121)	$7,345

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of September 30, 2022 and December 31, 2021, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the third quarter of 2022 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.
As of March 31, 2020, the Company and Bank elected the transition option of the 2019 CECL Rule which allows banking organizations to phase in over a three–year period the day–one adverse effects of CECL on their regulatory capital ratios.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
Horizon and the Bank’s actual and required capital ratios as of September 30, 2022 and December 31, 2021 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total capital (to risk–weighted assets)(1)
Consolidated	$760,102	14.44%	$421,180	8.00%	$552,798	10.50%	N/A	N/A
Bank	711,478	13.65%	416,859	8.00%	547,127	10.50%	$521,073	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	712,642	13.54%	315,885	6.00%	447,503	8.50%	N/A	N/A
Bank	664,018	12.74%	312,644	6.00%	442,912	8.50%	416,859	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	592,723	11.26%	236,914	4.50%	368,532	7.00%	N/A	N/A
Bank	664,018	12.74%	234,483	4.50%	364,751	7.00%	338,698	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	712,642	9.56%	298,240	4.00%	298,240	4.00%	N/A	N/A
Bank	664,018	8.84%	300,512	4.00%	300,512	4.00%	375,641	5.00%
December 31, 2021
Total capital (to risk–weighted assets)(1)
Consolidated	$708,198	15.71%	$360,737	8.00%	$473,468	10.50%	N/A	N/A
Bank	664,061	14.72%	361,015	8.00%	473,832	10.50%	$451,269	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	661,729	14.68%	270,553	6.00%	383,284	8.50%	N/A	N/A
Bank	617,592	13.69%	270,761	6.00%	383,578	8.50%	361,015	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	541,920	12.02%	202,915	4.50%	315,645	7.00%	N/A	N/A
Bank	617,592	13.69%	203,071	4.50%	315,888	7.00%	293,325	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	661,729	9.05%	292,335	4.00%	292,335	4.00%	N/A	N/A
Bank	617,592	8.50%	290,646	4.00%	290,646	4.00%	363,307	5.00%
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
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
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
•economic conditions and their impact on Horizon and its customers, including continuing increases in inflation;
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
•continuing risks and uncertainties relating to the COVID–19 pandemic and government responses thereto;
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
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
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
Overview
Horizon Bancorp, Inc. (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in northern and central Indiana and southern and central Michigan through its bank subsidiary, Horizon Bank (“Horizon Bank” or the “Bank”), and other affiliated entities and Horizon Risk Management, Inc. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. Horizon Bank was founded in 1873 as a national association, and it remained a national association until its conversion to an Indiana commercial bank effective June 23, 2017. The Bank is a full–service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly–owned subsidiary of Horizon.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
Over the last 20 years, Horizon has expanded its geographic reach and experienced financial growth through a combination of both organic expansion and mergers and acquisitions. Horizon's initial operations focused on northwest Indiana, but since then, the Company has developed a presence in new markets in southern and central Michigan and northeastern and central Indiana.

Third Quarter 2022 Highlights
•Return on average assets (“ROAA”) was 1.29% year–to–date and 1.24% for the third quarter.

•Return on average common equity (“ROACE”) was 13.97% year–to–date and 13.89% for the third quarter.

•Return on average tangible equity was 18.73% year–to–date and 18.71% for the third quarter.

•Total loans, excluding Federal Paycheck Protection Program (“PPP”) loans and sold commercial participation loans, grew by an annualized rate of 14.5% year–to–date and an annualized rate of 7.8% quarter over quarter.

•Commercial loans, excluding PPP loans and sold commercial participation loans, grew by an annualized rate of 13.8% year–to–date and an annualized rate of 7.2% quarter over quarter to a record $2.35 billion.

•Consumer loans grew by an annualized rate of 31.7% year–to–date and an annualized rate of 23.9% quarter over quarter to a record $899.9 million at period end.

•Asset quality remains solid with total loan delinquency at 0.12% of total loans, net charge–offs to average loans of 0.00% and a reversal of credit loss expense during the quarter.

•Net interest income increased by $387,000 to $53.4 million during the third quarter compared to $53.0 million for the previous quarter.

•Reported net interest margin (“NIM”) was 3.13% and adjusted NIM was 3.08%, with reported NIM decreasing by six basis points and adjusted NIM decreasing by four basis points from the second quarter of 2022. (See the “Non–GAAP Reconciliation of Net Interest Margin” table below for the definition of this non–GAAP calculation of adjusted NIM.)
•Non–interest income is down $2.2 million for the quarter due to lower residential mortgage loan volume, resulting in lower gain on sale income, and from lower wealth management fees related to year–to–date declines in equity and bond markets.

•Non-interest expense was $38.4 million in the quarter, or 1.99% of average assets on an annualized basis, compared to $36.4 million, or 1.95%, in the second quarter of 2022. Year–to–date non–interest expense continues to be well managed at $111.3 million, or 1.99% of average assets on an annualized basis which is below our target of 2.00% of average assets.
•The effective tax rate for the third quarter dropped to 7.8% due to the recognition of solar tax credits as projects were put into service during the quarter.

•Net income totaled $23.8 million, down 4.2% from the prior quarter and up 3.3% from the prior year period. Diluted earnings per share (“EPS”) of $0.55 was down from $0.57 for the second quarter of 2022 and up from $0.52 for the third quarter of 2021.

•Asset sensitivity decreased in the quarter compared to the previous quarter end, as deposit betas increased with rising rates. Deposit beta is defined as the change in deposit costs as a percentage of the change in the federal funds rate over a particular period. Current estimates for parallel rate shocks to the balance sheet, at 100 basis points and 200 basis points, decrease net interest income by approximately $3.3 million and $6.7 million, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
•In a non–parallel rate model, the result is an estimated increase to net interest income of approximately $1.3 million, or 0.61%, at a 200 basis point move.

•When the entire balance sheet is valued in our models, the economic value of equity increased in the third quarter of 2022, when compared to the prior year quarter.

•Deposit betas increased to 23% on total interest bearing deposits in the third quarter compared to a 3% beta during the previous quarter.

•During the third quarter of 2022, the continued steepening of the yield curve resulted in unrealized losses on available for sale investments of $161.8 million compared to unrealized losses of $122.0 million at June 30, 2022. The impact to the tangible capital ratio was a decrease of 3.55% from 6.48% at June 30, 2022 to 6.25% at September 30, 2022.

•The Bank’s capital position is still robust with leverage and risk based capital ratios of 9.31% and 14.23%, respectively. The annualized dividend yield was 3.56% as of September 30, 2022.
Financial Summary

	For the Three Months Ended
	September 30,	June 30,	September 30,
Net Interest Income and Net Interest Margin	2022	2022	2021
Net interest income	$53,395	$53,008	$46,544
Net interest margin	3.13%	3.19%	3.17%
Adjusted net interest margin (See “Use of Non–GAAP Financial Measures”)	3.08%	3.12%	3.12%

	For the Three Months Ended
	September 30,	June 30,	September 30,
Asset Yields and Funding Costs	2022	2022	2021
Interest earning assets	3.68%	3.46%	3.46%
Interest bearing liabilities	0.69%	0.34%	0.38%

	For the Three Months Ended
Non–interest Income and Mortgage Banking Income	September 30,	June 30,	September 30,
	2022	2022	2021
Total non–interest income	$10,188	$12,434	$16,044
Gain on sale of mortgage loans	1,441	2,501	4,088
Mortgage servicing income net of impairment or recovery	355	319	336

	For the Three Months Ended
	September 30,	June 30,	September 30,
Non–interest Expense	2022	2022	2021
Total non–interest expense	$38,350	$36,368	$34,349
Annualized non–interest expense to average assets	1.99%	1.95%	2.09%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021

	At or for the Three Months Ended
Credit Quality	September 30,	June 30,	September 30,
	2022	2022	2021
Allowance for credit losses to total loans	1.28%	1.33%	1.55%
Non–performing loans to total loans	0.48%	0.51%	0.80%
Percent of net charge–offs to average loans outstanding for the period	0.00%	0.01%	0.00%

Allowance for	September 30,	Net Reserve			December 31,
Credit Losses	2022	3Q22	2Q22	1Q22	2021
Commercial	$33,806	$(996)	$(2,987)	$(2,986)	$40,775
Retail Mortgage	5,137	715	71	495	3,856
Warehouse	1,024	(43)	12	(4)	1,059
Consumer	11,402	(657)	2,746	717	8,596
Allowance for Credit Losses (“ACL”)	$51,369	$(981)	$(158)	(1,778)	$54,286
ACL/Total Loans	1.28%				1.51%

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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2022, Horizon had core deposit intangibles of $18.2 million subject to amortization and $155.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021 to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.

At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding COVID–19, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the most recent qualitative assessment, the Company determined that as of September 30, 2022, it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the COVID–19 pandemic and measures implemented in response to the pandemic, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
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
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
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
Financial Condition
On September 30, 2022, Horizon’s total assets were $7.7 billion, an increase of approximately $306.8 million compared to December 31, 2021. The increase in total assets was primarily in investments held to maturity of $479.1 million purchased and growth in net loans of $370.5 million. These increases were offset by decreases in cash and due from banks of $483.8 million used to fund the growth and investments available for sale of $175.2 million primarily due to unrealized losses.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
Investment securities were comprised of the following as of (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$293,974	$266,254	$118,595	$116,979
State and municipal	505,975	415,246	632,652	639,746
Federal agency collateralized mortgage obligations	36,269	34,624	60,600	61,577
Federal agency mortgage–backed pools	226,785	194,641	257,185	257,691
Corporate notes	84,464	74,890	84,579	84,819
Total available for sale investment securities	$1,147,467	$985,655	$1,153,611	$1,160,812
Held to maturity
U.S. Treasury and federal agencies	$295,363	$248,008	$195,429	$194,226
State and municipal	1,128,034	885,903	862,461	878,917
Federal agency collateralized mortgage obligations	57,972	49,680	48,482	47,465
Federal agency mortgage–backed pools	349,875	292,516	247,937	244,136
Private labeled mortgage–backed pools	36,171	30,767	40,447	40,005
Corporate notes	164,121	133,715	157,687	155,242
Total held to maturity investment securities	$2,031,536	$1,640,589	$1,552,443	$1,559,991
Investment securities available for sale decreased $175.2 million since December 31, 2021 to $985.7 million as of September 30, 2022 primarily due to unrealized losses and investment securities held to maturity increased $479.1 million since December 31, 2021 to $2.0 billion as of September 30, 2022. This increase in investments held to maturity was due to additional purchases to increase earning assets.
Net loans increased $370.5 million since December 31, 2021 to $4.0 billion as of September 30, 2022. Commercial loans, excluding PPP loans and sold commercial participation loans, increased $220.8 million, consumer loans increased $172.6 million and residential mortgage loans increased $40.5 million since December 31, 2021. These increases were offset by decreases in mortgage warehouse loans of $35.3 million, PPP loans of $25.5 million, loans held for sale of $10.7 million and sold commercial participation loans of $5.5 million since December 31, 2021.
Other assets increased $77.6 million since December 31, 2021 to $158.4 million as of September 30, 2022. This increase was primarily due to an increase in deferred tax assets related to the level of unrealized losses on available for sale securities of approximately $35.4 million and an increase in the unrealized gain of fair value hedges of approximately $31.1 million.
Total deposits increased $27.8 million since December 31, 2021 to $5.8 billion as of September 30, 2022, from organic growth.
Total borrowings increased to $1.0 billion as of September 30, 2022 from $712.7 million as of December 31, 2021. At September 30, 2022, the Company had $871.6 million in short–term funds borrowed compared to $180.8 million at December 31, 2021.
Stockholders’ equity totaled $645.0 million at September 30, 2022 compared to $723.2 million at December 31, 2021. The decrease in stockholders’ equity during the period was primarily due to a decrease in accumulated other comprehensive income of $130.5 million as unrealized losses on available for sale securities totaled $161.8 million and the amount of dividends paid during the quarter, offset by the generation of net income. Book value per common share at September 30, 2022 decreased to $14.80 compared to $15.10 at December 31, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021

Results of Operations
Overview
Consolidated net income for the three–month period ended September 30, 2022 was $23.8 million, or $0.55 diluted earnings per share, compared to $23.1 million, or $0.52 diluted earnings per share for the same period in 2021. The increase in net income for the three–month period ended September 30, 2022 when compared to the same prior year period reflects an increase in net interest income of $6.9 million, a decrease in credit loss expense of $1.7 million and a decrease in income tax expense of $2.0 million, offset by an increase in non–interest expense of $4.0 million and a decrease in non–interest income of $5.9 million.
Consolidated net income for the nine–month period ended September 30, 2022 was $72.2 million, or $1.65 diluted earnings per share, compared to $65.7 million, or $1.49 diluted earnings per share for the same period in 2021. The increase in net income for the nine–month period ended September 30, 2022 when compared to the same prior year period reflects an increase in net interest income of $22.9 million, a decrease in credit loss expense of $1.7 million and a decrease in income tax expense of $1.7 million, offset by an increase in non–interest expense of $11.4 million and a decrease in non–interest income of $8.3 million.

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
Net interest income during the three months ended September 30, 2022 was $53.4 million, an increase of $6.9 million from the $46.5 million earned during the same period in 2021. Yields on the Company’s interest earning assets increased by 22 basis points to 3.68% for the three months ended September 30, 2022 from 3.46% for the three months ended September 30, 2021. Interest income increased $12.2 million from $50.9 million for the three months ended September 30, 2021 to $63.0 million for the same period in 2022. The increase in interest income was due to an increase in average balances of interest earning assets of $1.0 billion during the three months ended September 30, 2022. Interest income from acquisition–related purchase accounting adjustments was $906,000 for the three months ended September 30, 2022 compared to $875,000 for the same period of 2021.
Rates paid on interest bearing liabilities increased by 31 basis points for the three–month period ended September 30, 2022 compared to the same period in 2021. Interest expense increased $5.3 million when compared to the three–month period ended September 30, 2021 to $9.6 million for the same period in 2022. This increase was due to higher rates paid on deposits and borrowings. The cost of average interest bearing deposits increased 17 basis points while the cost of average borrowings increased 96 basis points. Average balances of interest bearing deposits increased $647.1 million and average balances of borrowings increased $341.3 million for the three-month period ended September 30, 2022 when compared to the same period in 2021.
The net interest margin decreased four basis points from 3.17% for the three–month period ended September 30, 2021 to 3.13% for the same period in 2022. The decrease in the margin for the three–month period ended September 30, 2022 compared to the same period in 2021 was due to an increase in the cost of interest bearing liabilities, offset by a increase in the yield on interest earning assets. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 3.08% for the three-month period ended September 30, 2022 compared to 3.12% for the same period in 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
The following are the average balance sheets for the three months ended (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Three Months Ended			Three Months Ended
		September 30, 2022			September 30, 2021
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$4,201	$24	2.27%	$310,180	$119	0.15%
	Interest earning deposits	9,994	41	1.63%	26,352	39	0.59%
	Investment securities – taxable	1,728,197	8,436	1.94%	1,063,177	4,407	1.64%
	Investment securities – non–taxable (1)	1,384,249	7,478	2.71%	1,108,503	5,911	2.68%
	Loans receivable (2) (3)	3,910,889	47,051	4.79%	3,524,876	40,392	4.56%
	Total interest earning assets	7,037,530	63,030	3.68%	6,033,088	50,868	3.46%
	Non–interest earning assets
	Cash and due from banks	99,221			87,799
	Allowance for credit losses	(52,303)			(55,703)
	Other assets	550,654			442,489
	Total average assets	$7,635,102			$6,507,673
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$4,478,741	$4,116	0.36%	$3,831,632	$1,808	0.19%
	Borrowings	813,873	3,756	1.83%	472,551	1,035	0.87%
	Repurchase agreements	141,283	139	0.39%	125,776	40	0.13%
	Subordinated notes	58,836	880	5.93%	58,689	880	5.95%
	Junior subordinated debentures issued to capital trusts	56,928	744	5.19%	56,684	561	3.93%
	Total interest bearing liabilities	5,549,661	9,635	0.69%	4,545,332	4,324	0.38%
	Non–interest bearing liabilities
	Demand deposits	1,351,857			1,180,890
	Accrued interest payable and other liabilities	53,208			57,039
	Stockholders’ equity	680,376			724,412
	Total average liabilities and stockholders’ equity	$7,635,102			$6,507,673

	Net interest income/spread		$53,395	2.99%		$46,544	3.08%
	Net interest income as a percent of average interest earning assets (1)			3.13%			3.17%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
Net interest income during the nine months ended September 30, 2022 was $154.6 million, an increase of $22.9 million from the $131.7 million earned during the same period in 2021. Yields on the Company’s interest earning assets decreased by 8 basis points to 3.45% for the nine months ended September 30, 2022 from 3.53% for the nine months ended September 30, 2021. Interest income increased $26.8 million from $145.9 million for the nine months ended September 30, 2021 to $172.7 million for the same period in 2022. The increase in interest income was due to an increase in average balances of interest earning assets of $1.2 billion during the nine months ended September 30, 2022. Interest income from acquisition–related purchase accounting adjustments was $3.0 million for the nine months ended September 30, 2022 compared to $2.7 million for the same period of 2021.
Rates paid on interest bearing liabilities increased by one basis points for the nine–month period ended September 30, 2022 compared to the same period in 2021. Interest expense increased $3.9 million when compared to the nine–month period ended September 30, 2021 to $18.1 million for the same period in 2022. This increase was due to higher rates paid on borrowings. The cost of average borrowings increased 9 basis points. Average balances of interest bearing deposits increased $819.5 million and average balances of borrowings increased $253.4 million for the nine-month period ended September 30, 2022 when compared to the same period in 2021.
The net interest margin decreased 17 basis points from 3.20% for the nine–month period ended September 30, 2021 to 3.03% for the same period in 2022. The decrease in the margin for the nine–month period ended September 30, 2022 compared to the same period in 2021 was due to a decrease in the yield on interest earning assets in addition to a slight increase in the cost of interest bearing liabilities. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 2.97% for the nine-month period ended September 30, 2022 compared to 3.14% for the same period in 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
The following are the average balance sheets for the nine months ended (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Nine Months Ended			Nine Months Ended
		September 30, 2022			September 30, 2021
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$82,667	$131	0.21%	$312,359	$284	0.12%
	Interest earning deposits	15,404	93	0.81%	27,157	128	0.63%
	Investment securities – taxable	1,715,478	24,499	1.91%	708,519	8,229	1.55%
	Investment securities – non–taxable (1)	1,346,173	21,482	2.70%	1,040,447	16,790	2.73%
	Loans receivable (2) (3)	3,763,502	126,479	4.51%	3,624,393	120,446	4.46%
	Total interest earning assets	6,923,224	172,684	3.45%	5,712,875	145,877	3.53%
	Non–interest earning assets
	Cash and due from banks	100,067			85,855
	Allowance for credit losses	(53,038)			(56,885)
	Other assets	503,281			455,181
	Total average assets	$7,473,534			$6,197,026
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$4,499,441	$7,289	0.22%	$3,679,970	$6,204	0.23%
	Borrowings	644,803	6,209	1.29%	391,373	3,522	1.20%
	Repurchase agreements	140,837	216	0.21%	118,891	118	0.13%
	Subordinated notes	58,800	2,641	6.01%	58,653	2,641	6.02%
	Junior subordinated debentures issued to capital trusts	56,869	1,755	4.13%	56,628	1,678	3.96%
	Total interest bearing liabilities	5,400,750	18,110	0.45%	4,305,515	14,163	0.44%
	Non–interest bearing liabilities
	Demand deposits	1,336,912			1,128,173
	Accrued interest payable and other liabilities	44,343			53,751
	Stockholders’ equity	691,529			709,587
	Total average liabilities and stockholders’ equity	$7,473,534			$6,197,026

	Net interest income/spread		$154,574	3.00%		$131,714	3.09%
	Net interest income as a percent of average interest earning assets (1)			3.03%			3.20%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
Rate/Volume Analysis
The following table illustrates the impact of changes in the volume of interest earning assets and interest bearing liabilities and interest rates on net interest income for the periods indicated.

	Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021			Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
	Total Change	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate
Interest Income
Federal funds sold	$(95)	$(882)	$787	$(153)	$(379)	$226
Interest earning deposits	2	(142)	144	(35)	(87)	52
Investment securities – taxable	4,029	12,436	(8,407)	16,270	18,719	(2,449)
Investment securities – non–taxable	1,567	7,477	(5,910)	4,692	8,259	(3,567)
Loans receivable	6,659	18,211	(11,552)	6,033	6,258	(225)
Total interest income	$12,162	$37,100	$(24,938)	$26,807	$32,770	$(5,963)

Interest Expense
Interest bearing deposits	$2,308	$1,405	$903	$1,085	$1,798	$(713)
Borrowings	2,721	5,652	(2,931)	2,687	3,241	(554)
Repurchase agreements	99	22	77	98	33	65
Subordinated notes	—	9	(9)	—	9	(9)
Junior subordinated debentures issued to capital trusts	183	10	173	77	10	67
Total interest expense	5,311	7,098	(1,787)	3,947	5,091	(1,144)
Net Interest Income	$6,851	$30,002	$(23,151)	$22,860	$27,679	$(4,819)
Credit Loss Expense

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio. During the three–month period ended September 30, 2022, credit loss recovery totaled $601,000 compared to a credit loss expense of $1.1 million for the same period of 2021. During the three–month period ended September 30, 2022, commercial loan net charge–offs were $51,000, residential mortgage loan net recoveries were $75,000 and consumer loan net charge–offs were $162,000.

During the nine–month period ended September 30, 2022, credit loss expense totaled a recovery of $1.7 million compared to a credit loss recovery of $13,000 for the same period of 2021. During the nine–month period ended September 30, 2022, commercial loan net charge–offs were $14,000, residential mortgage loan net recoveries were $45,000 and consumer loan net charge–offs were $589,000.

The ACL balance at September 30, 2022 was $51.4 million, or 1.28% of total loans compared to an ACL balance of $54.3 million at December 31, 2021 or 1.51% of total loans. The decrease in the ACL to total loans ratio was primarily due to favorable asset quality with non–performing loans at 0.48% of total loans at period end and net charge–offs to average loans represented 0.00% for the third quarter of 2022.

As of September 30, 2022, non–performing loans totaled $19.2 million, reflecting a $139,000 increase from $19.0 million in non–performing loans as of December 31, 2021. Non–performing commercial loans decreased by $310,000, non–performing real estate loans increased by $42,000 and non–performing consumer loans increased by $407,000 at September 30, 2022 compared to December 31, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
Other Real Estate Owned (“OREO”) and repossessed assets totaled $3.2 million at September 30, 2022 compared to $1.5 million at December 31, 2021. The increase was primarily due to several former branch locations totaling $1.5 million being moved to OREO during the third quarter after being closed.
Non–interest Income
The following is a summary of changes in non–interest income for the three months ended September 30, 2022 and 2021 (table dollar amounts in thousands):

	Three Months Ended
	September 30,		Amount	Percent
	2022	2021	Change	Change
Non–interest Income
Service charges on deposit accounts	$3,023	$2,291	$732	32.0%
Wire transfer fees	148	210	(62)	(29.5)%
Interchange fees	3,089	2,587	502	19.4%
Fiduciary activities	1,203	2,124	(921)	(43.4)%
Gain on sale of mortgage loans	1,441	4,088	(2,647)	(64.8)%
Mortgage servicing net of impairment	355	336	19	5.7%
Increase in cash surrender value of bank owned life insurance	814	534	280	52.4%
Death benefit on bank owned life insurance	—	517	(517)	0.0%
Other income	115	3,357	(3,242)	(96.6)%
Total non–interest income	$10,188	$16,044	$(5,856)	(36.5)%
Total non–interest income was $5.9 million lower during the third quarter of 2022 compared to the same period of 2021. Residential mortgage loan activity during the third quarter of 2022 generated $1.4 million of income from the gain on sale of mortgage loans, down from $4.1 million for the same period in 2021 due to a lower volume of loans sold and a decrease in the percentage gain on loans sold. Other income was $3.2 million lower during the third quarter of 2022 compared to the same period of 2021. This decrease was primarily due to the gain on sale of ESOP trustee accounts totaling $2.3 million and the recovery of $876,000 from an acquired charged–off loan recorded during the third quarter of 2021. Fiduciary activities income was $921,000 lower during the third quarter of 2022 compared to the same period of 2021 primarily due to rapidly rising interest rates during the most recent quarter. Service charges on deposit accounts and interchange fees increased $732,000 and $502,000, respectively, when comparing the third quarter of 2022 to the same period of 2021 primarily due to the deposits acquired with the branch acquisition completed during the third quarter of 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,		Amount	Percent
	2022	2021	Change	Change
Non–interest Income
Service charges on deposit accounts	$8,651	$6,682	$1,969	29.5%
Wire transfer fees	477	687	(210)	(30.6)%
Interchange fees	9,451	7,819	1,632	20.9%
Fiduciary activities	4,111	5,828	(1,717)	(29.5)%
Gain on sale of investment securities	—	914	(914)	(100.0)%
Gain on sale of mortgage loans	5,969	14,996	(9,027)	(60.2)%
Mortgage servicing net of impairment	4,163	2,052	2,111	102.9%
Increase in cash surrender value of bank owned life insurance	1,843	1,547	296	19.1%
Death benefit on bank owned life insurance	644	783	(139)	(17.8)%
Other income	1,468	3,816	(2,348)	(61.5)%
Total non–interest income	$36,777	$45,124	$(8,347)	(18.5)%
Total non–interest income was $8.3 million lower for the nine–month period ended September 30, 2022 compared to the same period of 2021. Residential mortgage loan activity for the nine–month period ended September 30, 2022 generated $6.0 million of income from the gain on sale of mortgage loans, down from $15.0 million for the same period in 2021 due to a lower volume of loans sold and a decrease in the percentage gain on loans sold. Other income was $2.3 million lower during the nine–month period ended September 30, 2022 compared to the same period of 2021. This decrease was primarily due to the gain on sale of ESOP trustee accounts totaling $2.3 million recorded during 2021. Fiduciary activities income was $1.7 million lower during the nine–month period ended September 30, 2022 compared to the same period of 2021 primarily due to rapidly rising interest rates during the current year. Mortgage servicing income, net of impairment or recovery, increased $2.1 million for the nine–month period ended September 30, 2022 compared to the same period of 2021 due to an impairment recovery of $2.6 million recorded for the nine–month period ended September 30, 2022 as mortgage pre–payment speeds slowed. Service charges on deposit accounts and interchange fees increased $2.0 million and $1.6 million, respectively, when comparing the nine–month period ended September 30, 2022 to the same period of 2021 primarily due to the deposits acquired with the branch acquisition completed during the third quarter of 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
Non–interest Expense
The following is a summary of changes in non–interest expense for the three months ended September 30, 2022 and 2021 (table dollar amounts in thousands):

	Three Months Ended
	September 30,			September 30,
	2022			2021			Adjusted
	Actual	Acquisition Expenses	Adjusted	Actual	Acquisition Expenses	Adjusted	Amount Change	Percent Change
Non–interest Expense
Salaries and employee benefits	$20,613	$—	$20,613	$18,901	$(25)	$18,876	$1,737	9.2%
Net occupancy expenses	3,293	—	3,293	2,935	(13)	2,922	371	12.7%
Data processing	2,539	—	2,539	2,526	(17)	2,509	30	1.2%
Professional fees	552	—	552	522	(53)	469	83	17.7%
Outside services and consultants	2,855	—	2,855	2,330	(401)	1,929	926	48.0%
Loan expense	2,926	—	2,926	2,645	—	2,645	281	10.6%
FDIC deposit insurance	670	—	670	279	—	279	391	140.1%
Other losses	398	—	398	69	(1)	68	330	485.3%
Other expenses	4,504	—	4,504	4,142	(289)	3,853	651	16.9%
Total non–interest expense	$38,350	$—	$38,350	$34,349	$(799)	$33,550	$4,800	14.3%
Annualized Non–interest Exp. to Avg. Assets	1.99%		1.99%	2.09%		2.05%
Total non–interest expense was $4.0 million higher for the third quarter of 2022 when compared to the third quarter of 2021. The increases in expenses was primarily due to an increase in salaries and employee benefits of $1.7 million and an increase in outside services and consultants expense of $525,000, as well as increases in net occupancy expenses due to additional employees hired and branch locations acquired as a result of the 2021 branch acquisition, FDIC insurance expense, other expense due to the amortization of the intangible assets from the solar tax credits and other losses.
Annualized non–interest expense as a percent of average assets was 1.99% and 2.09% for the three months ended September 30, 2022 and 2021, respectively. Annualized non–interest expense, excluding acquisition expenses, as a percentage of average assets was 1.99% and 2.05% for the three months ended September 30, 2022 and 2021, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
The following is a summary of changes in non–interest expense for the nine months ended September 30, 2022 and 2021 (table dollar amounts in thousands):

	Nine Months Ended
	September 30,			September 30,
	2022			2021			Adjusted
	Actual	Acquisition Expenses	Adjusted	Actual	Acquisition Expenses	Adjusted	Amount Change	Percent Change
Non–interest Expense
Salaries and employee benefits	$60,305	$—	$60,305	$53,502	$(25)	$53,477	$6,828	12.8%
Net occupancy expenses	10,044	—	10,044	9,337	(13)	9,324	720	7.7%
Data processing	7,683	—	7,683	7,290	(17)	7,273	410	5.6%
Professional fees	1,149	—	1,149	1,654	(104)	1,550	(401)	(25.9)%
Outside services and consultants	7,865	—	7,865	6,252	(588)	5,664	2,201	38.9%
Loan expense	7,968	—	7,968	8,574	—	8,574	(606)	(7.1)%
FDIC deposit insurance	2,170	—	2,170	1,579	—	1,579	591	37.4%
Other losses	928	—	928	358	(1)	357	571	159.9%
Other expenses	13,216	—	13,216	11,363	(293)	11,070	2,146	19.4%
Total non–interest expense	$111,328	$—	$111,328	$99,909	$(1,041)	$98,868	$12,460	12.6%
Annualized Non–interest Exp. to Avg. Assets	1.99%		1.99%	2.16%		2.13%
Total non–interest expense was $11.4 million higher in the first nine months of 2022 when compared to the first nine months of 2021. The increase was primarily due to higher salaries and employee benefits of $6.8 million due to additional employees hired as a result of the 2021 branch acquisition, higher other expense of $1.9 million, higher outside services and consultants expense of $1.6 million, and was partially offset by a decrease of $606,000 in loan expense and a decrease of $505,000 in professional fees.
Annualized non–interest expense as a percent of average assets was 1.99% and 2.16% for the nine months ended September 30, 2022 and 2021, respectively. Annualized non–interest expense, excluding acquisition expenses, as a percentage of average assets was 1.99% and 2.13% for the nine months ended September 30, 2022 and 2021, respectively.

Income Taxes
Income tax expense totaled $2.0 million for the third quarter of 2022, a decrease of $2.0 million when compared to the second quarter of 2022 and a decrease of $2.0 million when compared to the third quarter of 2021 due to the recognition of solar tax credits as projects were put into service during the quarter, which reduced the effective tax rate to 7.8%.

Income tax expense totaled $9.5 million for the nine months ended September 30, 2022, a decrease of $1.7 million when compared to the nine months ended September 30, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021
Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At September 30, 2022, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $917.6 million in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $672.7 million at December 31, 2021. The Bank had approximately $2.2 billion of unpledged investment securities at September 30, 2022 compared to $2.0 billion at December 31, 2021.

Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2022. Stockholders’ equity totaled $645.0 million as of September 30, 2022, compared to $723.2 million as of December 31, 2021. For the nine months ended September 30, 2022, the ratio of average stockholders’ equity to average assets was 8.91% compared to 10.93% for the twelve months ended December 31, 2021. The decrease in stockholders’ equity during the period was due to a decrease in accumulated other comprehensive income of $30.1 million and the amount of dividends paid, offset by net income recorded during the period.
Horizon declared common stock dividends in the amount of $0.47 per share during the first nine months of 2022 and $0.41 per share for the same period of 2021. The dividend payout ratio (dividends as a percent of basic earnings per share) was 28.3% and 27.3% for the first nine months of 2022 and 2021, respectively. For additional information regarding dividends, see Horizon’s Annual Report on Form 10-K for 2021.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2022	2022	2022	2021	2021	2022	2021
Net income as reported	$23,821	$24,859	$23,563	$21,425	$23,071	$72,243	$65,666
Acquisition expenses	—	—	—	884	799	—	1,041
Tax effect	—	—	—	(184)	(166)	—	(217)
Net income excluding acquisition expenses	23,821	24,859	23,563	22,125	23,704	72,243	66,490
Credit loss expense acquired loans	—	—	—	—	2,034	—	2,034
Tax effect	—	—	—	—	(427)	—	(427)
Net income excluding credit loss expense acquired loans	23,821	24,859	23,563	22,125	25,311	72,243	68,097
Gain on sale of ESOP trustee accounts	—	—	—	—	(2,329)	—	(2,329)
Tax effect	—	—	—	—	489	—	489
Net income excluding gain on sale of ESOP trustee accounts	23,821	24,859	23,563	22,125	23,471	72,243	66,257
DOL ESOP settlement expenses	—	—	—	1,900	—	—	—
Tax effect	—	—	—	(315)	—	—	—
Net income excluding DOL ESOP settlement expenses	23,821	24,859	23,563	23,710	23,471	72,243	66,257
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(914)
Tax effect	—	—	—	—	—	—	192
Net income excluding (gain)/loss on sale of investment securities	23,821	24,859	23,563	23,710	23,471	72,243	65,535
Death benefit on bank owned life insurance (“BOLI”)	—	(644)	—	—	(517)	(644)	(783)
Net income excluding death benefit on BOLI	23,821	24,215	23,563	23,710	22,954	71,599	64,752
Prepayment penalties on borrowings	—	—	—	—	—	—	125
Tax effect	—	—	—	—	—	—	(26)
Net income excluding prepayment penalties on borrowings	23,821	24,215	23,563	23,710	22,954	71,599	64,851
Adjusted net income	$23,821	$24,215	$23,563	$23,710	$22,954	$71,599	$64,851

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021

Non–GAAP Reconciliation of Diluted Earnings per Share
(Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2022	2022	2022	2021	2021	2022	2021
Diluted earnings per share (“EPS”) as reported	$0.55	$0.57	$0.54	$0.49	$0.52	$1.65	$1.49
Acquisition expenses	—	—	—	0.02	0.02	—	0.02
Tax effect	—	—	—	—	—	—	—
Diluted EPS excluding acquisition expenses	0.55	0.57	0.54	0.51	0.54	1.65	1.51
Credit loss expense acquired loans	—	—	—	—	0.05	—	0.05
Tax effect	—	—	—	—	(0.01)	—	(0.01)
Diluted EPS excluding credit loss expense acquired loans	0.55	0.57	0.54	0.51	0.58	1.65	1.55
Gain on sale of ESOP trustee accounts	—	—	—	—	(0.05)	—	(0.05)
Tax effect	—	—	—	—	0.01	—	0.01
Diluted EPS excluding gain on sale of ESOP trustee accounts	0.55	0.57	0.54	0.51	0.54	1.65	1.51
DOL ESOP settlement expenses	—	—	—	0.04	—	—	—
Tax effect	—	—	—	(0.01)	—	—	—
Diluted EPS excluding DOL ESOP settlement expenses	0.55	0.57	0.54	0.54	0.54	1.65	1.51
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(0.02)
Tax effect	—	—	—	—	—	—	—
Diluted EPS excluding (gain)/loss on investment securities	0.55	0.57	0.54	0.54	0.54	1.65	1.49
Death benefit on BOLI	—	(0.01)	—	—	(0.02)	(0.01)	(0.03)
Diluted EPS excluding death benefit on BOLI	0.55	0.56	0.54	0.54	0.52	1.64	1.46
Prepayment penalties on borrowings	—	—	—	—	—	—	—
Tax effect	—	—	—	—	—	—	—
Diluted EPS excluding prepayment penalties on borrowings	0.55	0.56	0.54	0.54	0.52	1.64	1.46
Adjusted Diluted EPS	$0.55	$0.56	$0.54	$0.54	$0.52	$1.64	$1.46

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2022	2022	2022	2021	2021	2022	2021
Pre–tax income	$25,834	$28,834	$27,102	$25,505	$27,127	$81,770	$76,942
Credit loss expense (reversal)	(601)	240	(1,386)	(2,071)	1,112	(1,747)	(13)
Pre–tax, pre–provision net income	$25,233	$29,074	$25,716	$23,434	$28,239	$80,023	$76,929
Pre–tax, pre–provision net income	$25,233	$29,074	$25,716	$23,434	$28,239	$80,023	$76,929
Acquisition expenses	—	—	—	884	799	—	1,041
Gain on sale of ESOP trustee accounts	—	—	—	—	(2,329)	—	(2,329)
DOL ESOP settlement expenses	—	—	—	1,900	—	—	—
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(914)
Death benefit on bank owned life insurance	—	(644)	—	—	(517)	(644)	(783)
Prepayment penalties on borrowings	—	—	—	—	—	—	125
Adjusted pre–tax, pre–provision net income	$25,233	$28,430	$25,716	$26,218	$26,192	$79,379	$74,069

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2022	2022	2022	2021	2021	2022	2021
Net interest income as reported	$53,395	$53,008	$48,171	$49,976	$46,544	$154,574	$131,714
Average interest earning assets	7,037,530	6,927,310	6,800,549	6,938,258	6,033,088	6,923,224	5,712,875
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	3.13%	3.19%	2.99%	2.97%	3.17%	3.03%	3.20%
Net interest income as reported	$53,395	$53,008	$48,171	$49,976	$46,544	$154,574	$131,714
Acquisition–related purchase accounting adjustments (“PAUs”)	(906)	(1,223)	(916)	(1,819)	(875)	(3,045)	(2,684)
Prepayment penalties on borrowings	—	—	—	—	—	—	125
Adjusted net interest income	$52,489	$51,785	$47,255	$48,157	$45,669	$151,529	$129,155
Adjusted net interest margin	3.08%	3.12%	2.93%	2.86%	3.12%	2.97%	3.14%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)
	September 30,	June 30,	March 31,	December 31,	September 30,
	2022	2022	2022	2021	2021
Total stockholders’ equity	$644,993	$657,865	$677,450	$723,209	$708,542
Less: Intangible assets	173,375	173,662	174,588	175,513	183,938
Total tangible stockholders’ equity	$471,618	$484,203	$502,862	$547,696	$524,604
Common shares outstanding	43,574,151	43,572,796	43,572,796	43,547,942	43,520,694
Book value per common share	$14.80	$15.10	$15.55	$16.61	$16.28
Tangible book value per common share	$10.82	$11.11	$11.54	$12.58	$12.05

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2022	2022	2022	2021	2021	2022	2021
Non–interest expense as reported	$38,350	$36,368	$36,610	$39,370	$34,349	$111,328	$99,909
Net interest income as reported	53,395	53,008	48,171	49,976	46,544	154,574	131,714
Non–interest income as reported	$10,188	$12,434	$14,155	$12,828	$16,044	$36,777	$45,124
Non–interest expense/(Net interest income + Non–interest income) ("Efficiency Ratio")	60.31%	55.57%	58.74%	62.69%	54.88%	58.18%	56.50%

Non–interest expense as reported	$38,350	$36,368	$36,610	$39,370	$34,349	$111,328	$99,909
Acquisition expenses	—	—	—	(884)	(799)	—	(1,041)
DOL ESOP settlement expenses	—	—	—	(1,900)	—	—	—
Non–interest expense excluding acquisition expenses and DOL ESOP settlement expenses	38,350	36,368	36,610	36,586	33,550	111,328	98,868
Net interest income as reported	53,395	53,008	48,171	49,976	46,544	154,574	131,714
Prepayment penalties on borrowings	—	—	—	—	—	—	125
Net interest income excluding prepayment penalties on borrowings	53,395	53,008	48,171	49,976	46,544	154,574	131,839
Non–interest income as reported	10,188	12,434	14,155	12,828	16,044	36,777	45,124
Gain on sale of ESOP trustee accounts	—	—	—	—	(2,329)	—	(2,329)
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(914)
Death benefit on bank owned life insurance ("BOLI")	—	(644)	—	—	(517)	(644)	(783)
Non–interest income excluding (gain)/loss on sale of investment securities and death benefit on BOLI	$10,188	$11,790	$14,155	$12,828	$13,198	$36,133	$41,098
Adjusted efficiency ratio	60.31%	56.13%	58.74%	58.25%	56.16%	58.38%	57.17%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2022	2022	2022	2021	2021	2022	2021
Average assets	$7,635,102	$7,476,238	$7,319,675	$7,461,343	$6,507,673	$7,473,534	$6,197,026
Return on average assets ("ROAA") as reported	1.24%	1.33%	1.31%	1.14%	1.41%	1.29%	1.42%
Acquisition expenses	—	—	—	0.05	0.05	—	0.02
Tax effect	—	—	—	(0.01)	(0.01)	—	—
ROAA excluding acquisition expenses	1.24	1.33	1.31	1.18	1.45	1.29	1.44
Credit loss expense acquired loans	—	—	—	—	0.12	—	0.04
Tax effect	—	—	—	—	(0.03)	—	(0.01)
ROAA excluding credit loss expense acquired loans	1.24	1.33	1.31	1.18	1.54	1.29	1.47
Gain on sale of ESOP trustee accounts	—	—	—	—	(0.14)	—	(0.05)
Tax effect	—	—	—	—	0.03	—	0.01
ROAA excluding gain on sale of ESOP trustee accounts	1.24	1.33	1.31	1.18	1.43	1.29	1.43
DOL ESOP settlement expenses	—	—	—	0.10	—	—	—
Tax effect	—	—	—	(0.02)	—	—	—
ROAA excluding DOL ESOP settlement expenses	1.24	1.33	1.31	1.26	1.43	1.29	1.43
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(0.02)
Tax effect	—	—	—	—	—	—	—
ROAA excluding (gain)/loss on sale of investment securities	1.24	1.33	1.31	1.26	1.43	1.29	1.41
Death benefit on bank owned life insurance ("BOLI")	—	(0.03)	—	—	(0.03)	(0.01)	(0.02)
ROAA excluding death benefit on BOLI	1.24	1.30	1.31	1.26	1.40	1.28	1.39
Prepayment penalties on borrowings	—	—	—	—	—	—	—
Tax effect	—	—	—	—	—	—	—
ROAA excluding prepayment penalties on borrowings	1.24	1.30	1.31	1.26	1.40	1.28	1.39
Adjusted ROAA	1.24%	1.30%	1.31%	1.26%	1.40%	1.28%	1.39%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2022	2022	2022	2021	2021	2022	2021
Average common equity	$680,376	$677,299	$716,341	$719,643	$724,412	$691,529	$709,587
Return on average common equity ("ROACE") as reported	13.89%	14.72%	13.34%	11.81%	12.64%	13.97%	12.37%
Acquisition expenses	—	—	—	0.49	0.44	—	0.20
Tax effect	—	—	—	(0.10)	(0.09)	—	(0.04)
ROACE excluding acquisition expenses	13.89	14.72	13.34	12.20	12.99	13.97	12.53
Credit loss expense acquired loans	—	—	—	—	1.11	—	0.38
Tax effect	—	—	—	—	(0.23)	—	(0.08)
ROACE excluding credit loss expense acquired loans	13.89	14.72	13.34	12.20	13.87	13.97	12.83
Gain on sale of ESOP trustee accounts	—	—	—	—	(1.28)	—	(0.44)
Tax effect	—	—	—	—	0.27	—	0.09
ROACE excluding gain on sale of ESOP trustee accounts	13.89	14.72	13.34	12.20	12.86	13.97	12.48
DOL ESOP settlement expenses	—	—	—	1.05	—	—	—
Tax effect	—	—	—	(0.17)	—	—	—
ROACE DOL ESOP settlement expenses	13.89	14.72	13.34	13.08	12.86	13.97	12.48
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(0.17)
Tax effect	—	—	—	—	—	—	0.04
ROACE excluding (gain)/loss on sale of investment securities	13.89	14.72	13.34	13.08	12.86	13.97	12.35
Death benefit on bank owned life insurance ("BOLI")	—	(0.38)	—	—	(0.28)	(0.12)	(0.15)
ROACE excluding death benefit on BOLI	13.89	14.34	13.34	13.08	12.58	13.85	12.20
Prepayment penalties on borrowings	—	—	—	—	—	—	0.02
Tax effect	—	—	—	—	—	—	—
ROACE excluding prepayment penalties on borrowings	13.89	14.34	13.34	13.08	12.58	13.85	12.22
Adjusted ROACE	13.89%	14.34%	13.34%	13.08%	12.58%	13.85%	12.22%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2022 and 2021

Non–GAAP Reconciliation of Return on Average Tangible Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2022	2022	2022	2021	2021	2022	2021
Average common equity	$680,376	$677,299	$716,341	$719,643	$724,412	$691,529	$709,587
Less: Average intangible assets	175,321	175,321	176,356	179,594	174,920	175,836	174,537
Average tangible equity	$505,055	$501,978	$539,985	$540,049	$549,492	$515,693	$535,050
Return on average common equity ("ROATE")	18.71%	19.86%	17.70%	15.74%	16.66%	18.73%	16.41%
Acquisition expenses	—	—	—	0.65	0.58	—	0.26
Tax effect	—	—	—	(0.14)	(0.12)	—	(0.06)
ROATE excluding acquisition expenses	18.71	19.86	17.70	16.25	17.12	18.73	16.61
Credit loss expense acquired loans	—	—	—	—	1.47	—	0.51
Tax effect	—	—	—	—	(0.31)	—	(0.11)
ROATE excluding credit loss expense acquired loans	18.71	19.86	17.70	16.25	18.28	18.73	17.01
Gain on sale of ESOP trustee accounts	—	—	—	—	(1.68)	—	(0.58)
Tax effect	—	—	—	—	0.35	—	0.13
ROATE excluding gain on sale of ESOP trustee accounts	18.71	19.86	17.70	16.25	16.95	18.73	16.56
DOL ESOP settlement expenses	—	—	—	1.40	—	—	—
Tax effect	—	—	—	(0.23)	—	—	—
ROATE DOL ESOP settlement expenses	18.71	19.86	17.70	17.42	16.95	18.73	16.56
(Gain)/loss on sale of investment securities	—	—	—	—	—	—	(0.23)
Tax effect	—	—	—	—	—	—	0.05
ROATE excluding (gain)/loss on sale of investment securities	18.71	19.86	17.70	17.42	16.95	18.73	16.38
Death benefit on bank owned life insurance ("BOLI")	—	(0.51)	—	—	(0.37)	(0.17)	(0.20)
ROATE excluding death benefit on BOLI	18.71	19.35	17.70	17.42	16.58	18.56	16.18
Prepayment penalties on borrowings	—	—	—	—	—	—	0.03
Tax effect	—	—	—	—	—	—	(0.01)
ROATE excluding prepayment penalties on borrowings	18.71	19.35	17.70	17.42	16.58	18.56	16.20
Adjusted ROATE	18.71%	19.35%	17.70%	17.42%	16.58%	18.56%	16.20%

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon's 2021 Annual Report on Form 10–K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2021 Annual Report on Form 10–K.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2022, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2022, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Not Applicable

ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
10.1	Employment Agreement (Thomas M. Prame), dated August 2, 2022	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K filed on August 2, 2022
10.2	Change in Control Agreement (Thomas M. Prame), dated August 2, 2022	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on August 2, 2022
10.3	Second Amended and Restated Employment Agreement (Craig M. Dwight), dated September 20, 2022	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K filed on September 20, 2022
31.1	Certification of Craig M. Dwight	Attached
31.2	Certification of Mark E. Secor	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

November 9, 2022	/s/ Craig M. Dwight
Date	Craig M. Dwight
Chief Executive Officer

November 9, 2022	/s/ Mark E. Secor
Date	Mark E. Secor
Chief Financial Officer