Form 10-K
period 2022-12-31
HORIZON BANCORP INC /IN/
filed 2023-03-15
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes–Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non–affiliates of the registrant, based on the last sale price of such stock as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $733.3 million.
As of March 13, 2023, the registrant had 43,577,689 shares of common stock outstanding.
Documents Incorporated by Reference

Document	Part of Form 10–K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 4, 2023 annual meeting of shareholders	Part III

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
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
•the ability of the Company to remediate its material weaknesses in its internal control over financial reporting;
•continuing increases in inflation;
•loss of key Horizon personnel;
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
•increases in disintermediation, as new technologies allow consumers to complete financial transactions without the assistance of banks, which may have been accelerated by the COVID–19 pandemic;
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
2022 Annual Report on Form 10–K
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
•acts of terrorism, ware and global conflicts, such as the Russia and Ukraine conflict, and the potential impact they may have on supply chains, the availability of commodities, commodity prices, inflationary pressure and the overall U.S. and global financial markets;
•current financial conditions within the banking industry, including the effects of recent failures of other financial institutions, liquidity levels, and responses by the Federal Reserve, Department of the Treasury, and the Federal Deposit Insurance Corporation to address these issues.
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
2022 Annual Report on Form 10–K
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
The Bank maintains 71 full service offices. At December 31, 2022, the Bank had total assets of $7.9 billion and total deposits of $5.9 billion. The Bank has wholly–owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”), Horizon Grantor Trust and Wolverine Commercial Holdings, LLC. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain life insurance products through a third party. Horizon Grantor Trust holds title to certain company owned life insurance policies. Wolverine Commercial Holdings, LLC currently holds one piece of property but does not otherwise engage in significant business activities.
Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”). The Company also assumed additional debentures as the result of the acquisition of American Trust & Savings Bank (“American”) in 2010, which formed Am Tru Statutory Trust I (“Am Tru Trust”). The Company also assumed additional debentures as the result of the Heartland transaction, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”). In 2016, the Company also assumed additional debentures as the result of the LaPorte Bancorp transaction. LaPorte Bancorp acquired City Savings Financial Corporation in 2007. City Savings Financial Corporation issued the debentures and formed City Savings Statutory Trust I (“City Savings”) in 2003. The Company also assumed additional debentures as the result of the Salin transaction, which formed Salin Statutory Trust I (“Salin Trust”) in 2003. See Note 14 of the Consolidated Financial Statements included at Item 8 for further discussion regarding these previously consolidated entities that are now reported separately.

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
The business of Horizon is not seasonal to any material degree. No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2022, revenues from loans accounted for 61.2% of the total consolidated revenue, and revenues from investment securities accounted for 22.0% of total consolidated revenue.
Available Information
The Company’s Internet address is www.horizonbank.com. The Company makes available, free of charge through the “About Us – Investor Relations – Documents – SEC Filings” section of its Internet website, copies of the Company’s Annual Report on Form 10–K, Quarterly Reports on Form 10–Q, Current Reports on Form 8–K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after those reports are filed with or furnished to the SEC. The contents of our website are not incorporated by reference into this Annual Report on Form 10–K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Employees and Human Capital Resources
We believe that the foundation of our success in the banking business lies with the quality of our employees, the development of our employees' skills and career goals, and our ability to provide a comprehensive rewarding experience and work environment. We encourage and support the development of our employees and, wherever possible, strive to fill positions from within the organization. As of December 31, 2022, the Company employed 852 full–time and 71 part–time employees across all locations.
Competition
Horizon faces a high degree of competition in all of its primary markets. The Bank’s primary market consists of areas throughout the northern and central regions of the state of Indiana along with the southern and central regions of the state of Michigan. The Bank’s primary market is further defined by the Indiana and Michigan counties identified below. The Bank competes with other commercial banks, savings and loan associations, consumer finance companies, credit unions and other non–bank and digital financial service providers. In addition, Financial Technology, or FinTech, start–ups are emerging in key banking areas. To a more moderate extent, the Bank competes with Chicago money center banks, mortgage banking companies, insurance companies, brokerage houses, other institutions engaged in money market financial services and certain government agencies. Many non–financial institution competitors face fewer regulatory restrictions.

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
The following table estimates the number of financial institution competitors in Horizon’s primary market areas, along with Horizon’s competitive position in these areas, based on the June 30, 2022 Federal Deposit Insurance Corporation (“FDIC”) Deposit Market Share Report (available at www.fdic.gov ):

INDIANA			MICHIGAN
County	Number of Institutions	Horizon Market Share	County	Number of Institutions	Horizon Market Share
Allen	20	0.82%	Arenac	4	31.40%
Bartholomew	9	6.37%	Berrien	8	12.01%
Carroll	6	24.41%	Charlevoix	4	3.05%
Cass	6	17.51%	Crawford	2	26.06%
DeKalb	11	12.46%	Ingham	18	1.84%
Elkhart	16	0.92%	Kalamazoo	14	1.99%
Fountain	4	8.50%	Kent	24	0.58%
Grant	7	5.67%	Mecosta	7	11.46%
Hamilton	27	0.19%	Midland	7	18.96%
Howard	9	2.96%	Missaukee	2	52.98%
Johnson	20	11.33%	Newaygo	6	7.03%
Kosciusko	10	5.11%	Oakland	28	0.27%
LaGrange	4	3.49%	Ostego	5	15.99%
Lake	16	1.91%	Ottawa	14	0.91%
LaPorte	8	55.34%	Roscommon	4	11.47%
Marion	26	0.80%	Saginaw	12	0.76%
Noble	6	4.57%	Shiawassee	6	15.58%
Porter	11	10.49%	St. Joseph	9	5.93%
St. Joseph	14	0.30%	Wexford	5	24.09%
Tippecanoe	15	6.16%
Whitley	7	6.18%
At the time of the FDIC Deposit Market Share Report, Horizon was the largest of the eight bank and thrift institutions in La Porte County, the largest of the six institutions in Carroll County, the second largest of the 20 institutions in Johnson County, the third largest of the 11 institutions in DeKalb County, the third largest of the six institutions in Cass County, the fifth largest of the 15 institutions in Tippecanoe County, and the fifth largest of the 11 institutions in Porter County.
In Michigan, Horizon was the second largest of the seven bank and thrift institutions in Midland County and the fourth largest of the eight bank and thrift institutions in Berrien County.
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
2022 Annual Report on Form 10–K
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
Horizon is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act, as administered by the SEC. Horizon’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “HBNC,” and Horizon is subject to the NASDAQ rules applicable to listed companies.
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
2022 Annual Report on Form 10–K
Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” (as defined in FDICIA), with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal bank regulatory agency.
Bank holding companies, such as Horizon, and their insured depository institutions, such as the Bank, are subject to various regulatory capital requirements administered by the federal and state regulators. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk–based capital ratios are determined by allocating assets and specified off–balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. Recently, the Federal bank regulatory agencies, working jointly, adopted a rule designed to simplify capital requirements for community banks, allowing qualifying community banks to adopt a simple community bank leverage ratio. For an additional discussion of the Company’s regulatory capital ratios and regulatory requirements as of December 31, 2022, please refer to the subsection titled “Capital Regulation” in this “Regulation and Supervision” section.
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
Deposit Insurance and Assessments
The Bank’s deposits are insured to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. Generally, deposits are insured up to the statutory limit of $250,000 per account title. Banks are subject to deposit insurance premiums and assessments to maintain the DIF. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments.
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

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
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

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
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
Horizon’s management believes that, as of December 31, 2022, Horizon and the Bank met all capital adequacy requirements under the Basel III capital rules currently in effect.

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2022.

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)(1)
Consolidated	$776,390	14.37%	$432,172	8.00%	$567,226	10.50%	N/A	N/A
Bank	726,339	13.59%	427,456	8.00%	561,036	10.50%	$534,320	10.00%
Tier 1 capital (to risk-weighted assets)(1)
Consolidated	729,835	13.51%	324,129	6.00%	459,183	8.50%	N/A	N/A
Bank	679,784	12.72%	320,592	6.00%	454,172	8.50%	427,456	8.00%
Common equity tier 1 capital (to risk-weighted assets)(1)
Consolidated	609,630	11.28%	243,097	4.50%	378,151	7.00%	N/A	N/A
Bank	679,784	12.72%	240,444	4.50%	374,024	7.00%	347,308	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	729,835	10.03%	291,122	4.00%	291,122	4.00%	N/A	N/A
Bank	679,784	8.89%	305,996	4.00%	305,996	4.00%	382,495	5.00%

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
2022 Annual Report on Form 10–K
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
At December 31, 2022, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk–based capital ratio exceeded 10%, the Bank’s Tier 1 risk–based capital ratio exceeded 8%, the Bank’s common equity Tier 1 risk–based capital ratio exceeded 6.5%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.
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
Federal Securities Law and NASDAQ
The shares of common stock of Horizon have been registered with the SEC under the Exchange Act. Horizon is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act and the rules of the SEC promulgated thereunder.
Shares of common stock held by persons who are affiliates of Horizon may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933, as amended. If Horizon meets the current public information requirements under Rule 144, each affiliate of Horizon who complies with the

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of Horizon or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.
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
The Dodd–Frank Act created the Consumer Financial Protection Bureau (“CFPB”) as an independent bureau within the Federal Reserve System with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the Gramm–Leach–Bliley Act and certain other statutes. In July 2011, many of the consumer financial protection functions formerly assigned to the federal banking and other designated agencies were transferred to the CFBP. The CFBP has a large budget and staff, and has the authority to implement regulations under federal consumer protection laws and enforce those laws against financial institutions. The CFPB has examination and primary enforcement authority over depository institutions with $10 billion or more in assets. Smaller institutions (like Horizon) are subject to rules promulgated by the CFPB but continue to be examined and supervised by the federal banking regulators for consumer compliance purposes. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with offering consumer financial products. Additionally,

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
the CFPB is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities.
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
As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2022, the Bank’s investment in stock of the FHLB of Indianapolis was $26.7 million. For the year ended December 31, 2022, dividends paid by the FHLB of Indianapolis to the Bank on the FHLB stock totaled approximately $1.0 million, for an annualized rate paid in dividends of 4.0%.

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
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

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
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
Accounting Standards With Regulatory Effect
In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments–Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model. Under the CECL model, Horizon is required to present certain financial assets carried at amortized cost, such as loans held for investment and held to maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule implementing these changes which took effect April 1, 2019. Horizon adopted the new CECL standard effective as of January 1, 2020, the effects of which are shown and discussed in the financial statements and related notes included in this Annual Report.
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

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
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
Risks Related to Our Business
As a financial institution, we are subject to a number of risks relating to our daily business. Although we undertake a variety of efforts to manage and control those risks, many of the risks are outside of our control. Among the risks we face are the following:
•Credit Risk – the risk that loan customers or other parties will be unable to perform their contractual obligations;
•Market Risk – the risk that changes in market rates and prices will adversely affect our financial condition or results of operation;
•Liquidity Risk – the risk that Horizon or the Bank will have insufficient cash or access to cash to meet its operating needs;
•Operational Risk – the risk of financial and reputational loss resulting from fraud, inadequate or failed internal processes, cyber–security breaches, people and systems, or external events;
•Economic Risk – the risk that the economy in our markets could decline resulting in increased unemployment, decreased real estate values and increased loan charge–offs;
•Compliance Risk – the risk of additional action by our regulators or additional regulation that could hinder our ability to do business profitably;
•Regulatory Risk – the risk presented by the need to comply with all laws, rules and regulations from multiple regulatory agencies, including but not limited to the FDIC, CFPB, Indiana Department of Financial Institutions, Federal Reserve Bank and the Board of Governors of the Federal Reserve, and the Department of Labor; and
•Fiduciary Risk – the risk of failing to act in our fiduciary capacity in the best interests of the grantors and beneficiaries of trust accounts and benefit plans.
We recently identified material weaknesses in our internal controls over financial reporting and determined that our disclosure controls and procedures were not effective.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, adequate disclosure controls and procedures, and evaluating and reporting on those systems of internal control and disclosure controls and procedures. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our disclosure controls and procedures are processes designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Based on management’s assessment, we concluded that our disclosure controls and procedures were not effective as of December 31, 2022 and that we had, as of such date, material weaknesses in our internal control over financial reporting. The specific factors leading to this conclusion are described in Part II - Item 9A. “Controls and Procedures” of this Annual Report on Form 10–K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
Management identified material weaknesses with respect to insufficient controls over the reporting, classification, and disclosure of loans, investments and individual cash flow line items, and lack of sufficient controls around the financial reporting process that allows for the timely release of financial statements. These material weaknesses in the Company’s internal controls over financial reporting resulted in

•accounting revisions of previously issued financial statements with respect to the classification of sold commercial loan participation balances, the reporting of indirect loan dealer reserve asset balances and related amortization expense and the classification of certain available for sale and held to maturity securities from private labeled mortgage-backed pools to federal agency mortgage pool, which revisions were previously disclosed in the press release in the Company’s Form 8–K filed January 25, 2023 (the “Earnings Release”) and the Company’s Form 10–Q filings during 2022, in addition to errors in previously issued financial statement disclosures relating to the transfer of available for sale to held to maturity securities and the cash flow classification of repurchases of outstanding stock from an investing activity to a financing activity, which are being disclosed for the first time in this Annual Report on Form 10–K, and

•a calculation error in the Company's public float which resulted in the late filing of this Annual Report on Form 10–K.

During the first quarter of 2023, we began (and are continuing) to implement a remediation plan to update the design and implementation of controls to remediate these deficiencies and enhance the Company's internal control environment. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting or in our disclosure controls occur in the future, our future consolidated financial statements or other information filed with the SEC may contain material misstatements and could require a restatement of our consolidated financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in the market value of our securities.

However, after giving full consideration to the material weaknesses described herein, and based on a number of other factors, as further described in Part II – Item 9A. “Controls and Procedures” of this Annual Report on Form 10–K, Horizon has concluded that the consolidated financial statements included in this Annual Report on Form 10–K present fairly, in all material respects, Horizon’s financial position, the results of its operations and its cash flows for each of the periods presented in conformity with U.S. generally accepted accounting principles.
Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition.
Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on our results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. For example, global demand for products continues to exceed supply during the economic recovery from the COVID–19 pandemic, creating significant inflationary pressures which, in turn, may adversely impact consumer and business confidence and regional and global economic conditions, as well as our financial condition and results of operations. In addition, trade negotiations between the U.S. and other nations remain uncertain and could adversely impact economic and market conditions for Horizon and its clients and counterparties.
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
2022 Annual Report on Form 10–K
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
We are subject to liquidity risk in our operations, which could adversely affect the ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, capitalized on growth opportunities as they arise, or pay dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn, failures of other financial institutions which reduces overall market confidence in the banking and financial services industry, or regulatory action that limits or eliminates our access to alternate funding sources. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole, as evidenced by the recent failures of certain depository institutions and the resulting market turmoil and volatility stemming from such failures.
Unrealized losses in our investment portfolio could adversely affect liquidity.

As market interest rates increased during 2022 and continued into the early months of 2023, we have experienced increased unrealized losses within our investment portfolio. Our investment portfolio consists of obligations of the U.S. Treasury and federal agencies, obligations of state and local municipalities, federal agency mortgage obligations, private labeled mortgage–backed pools and corporate notes. Many of these instruments are particularly sensitive to interest rate fluctuations, especially long–term fixed–income securities. From December 31, 2021, to December 31, 2022, the available for sale investment portfolio experienced unrealized losses of approximately $147.3 million and our held to maturity of approximately $349.0 million, which coincided with an increase by the Federal Reserve in the federal funds target rate from 0.25% as of December 31, 2021 to 4.50% as of December 31, 2022. See Note 4 in the 2022 Annual Report for more details on the securities. As of the date of this report, the current federal funds target rate is 4.75%. The increase in unrealized losses for available for sale investments is reflected in Accumulated Other Comprehensive Income (AOCI) on our balance sheet and reduces our book capital and tangible common equity ratio. However, unrealized losses do not affect our regulatory capital ratios.

Management continues to actively monitor the investment portfolio and does not currently anticipate the need to realize material losses from the investment portfolio, and we believe it is unlikely we would be required to sell the securities before recovery of their amortized cost bases, which may be at maturity. However, our access to liquidity sources could be affected by unrealized losses if securities within the investment portfolio must be sold at a loss or tangible capital ratios decline from an increase in unrealized losses or realized credit losses.

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

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
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

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
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
We have a large percentage of commercial, residential mortgage and consumer loans. Commercial loans generally have greater credit risk than residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. Commercial real estate loans generally have greater risk than residential mortgage loans because repayment of these loans is often dependent upon income being generated in amounts sufficient to cover operating costs and debt service. Both types of commercial loans also typically have much larger loan balances than residential mortgage loans. Consumer loans generally involve greater risk than residential mortgage loans because they are unsecured or secured by assets that depreciate in value. Although we undertake a variety of underwriting, monitoring and reserving protections with respect to these types of loans, there can be no guarantee that we will not suffer unexpected losses. Residential mortgage loans and consumer loans are at risk due to the continuing volatility of unemployment rates and increasing interest rates, which may adversely affect the underlying real estate and other collateral values and the ability of our borrowers to repay their loans on scheduled terms.
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

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
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
Our mortgage lending profitability could continue to be significantly reduced if we are not able to resell mortgages at a reasonable gain on sale or experience other problems with the secondary market process.
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

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
We are exposed to intangible asset risk in that our goodwill may become impaired.
As of December 31, 2022, we had $172.5 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 9, “Nature of Operations and Summary of Significant Accounting Policies” and “Goodwill and Intangible Assets,” to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10–K for the year ended December 31, 2022.
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
In 2017, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) (the “FCA”) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). Subsequently, on March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1–week and 2–month LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings. On March 15, 2022, the President of the United States signed into law the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). This legislation establishes a uniform benchmark replacement process for certain contracts that do not contain clearly defined or practicable fall–back provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a Secured Overnight Financing Rate (“SOFR”) based replacement rate identified by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve.
We have loans, borrowings and other financial instruments with attributes that are directly or indirectly dependent on LIBOR and do not provide a replacement rate or include other fall–back provisions that would apply after June 30, 2023. Thus, Horizon has elected to allow the LIBOR under these contracts to automatically convert into the CME Term SOFR after June 30, 2023 pursuant to and in accordance with the LIBOR Act.
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

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
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
2022 Annual Report on Form 10–K
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
Pandemics, natural disasters, global climate change, acts of terrorism and global conflicts may have a negative impact on our business.
Pandemics, including the continuing COVID–19 pandemic, natural disasters, global climate change, acts of terrorism, global conflicts or other similar events have in the past, and may in the future have, a negative impact on our business and operations. These events impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.
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

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
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

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
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
•our inclusion on the Russell 2000 or other indices;
•actual or anticipated sales of our equity or equity–related securities;

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
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
Our by–laws do not permit cumulative voting of shareholders in the election of directors, allowing the holders of a majority of our outstanding shares to control the election of all our directors, and our directors are elected by plurality voting; although, under our newly adopted Director Resignation Policy, directors not receiving a majority of the votes cast in an uncontested election are required to submit a resignation, which our Board has the discretion to accept or reject. Our by–laws also establish detailed procedures that shareholders must follow if they desire to nominate directors for election or otherwise present issues for consideration at a shareholders’ meeting.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

HORIZON BANCORP, INC.
2022 Annual Report on Form 10–K
ITEM 2. PROPERTIES
The main office and full service branch of Horizon and the Bank is located at 515 Franklin Street, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Street, houses the credit administration, operations, facilities and purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 70 sales offices located in various cities and towns in northern and central Indiana and southern and central Michigan. Horizon maintains such branches and offices as it believes are necessary for the convenience of its customers and the community, and Horizon frequently assesses the suitability of all its business locations.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SPECIAL ITEM: INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Craig M. Dwight	65	Chairman of Horizon since July 2014; Chairman and Chief Executive Officer of the Bank since January 2003; Chief Executive Officer of Horizon and the Bank since July 2001; President of the Bank from 1998 to January 2003. As previously disclosed, Mr. Dwight will continue to serve as Chief Executive Officer until June 1, 2023 and will continue to serve as Chairman of both Horizon and the Bank thereafter.

Thomas M. Prame	53	President of Horizon and the Bank since August 15, 2022; Executive Vice President at First Midwest Bancorp from May 2012 to March 2022. As previously disclosed, on January 17, 2023, the Board approved the appointment of Thomas M. Prame to serve as the Chief Executive Officer of both Horizon and the Bank, effective as of June 1, 2023.

Mark E. Secor	56	Executive Vice President of Horizon since January 2014; Chief Financial Officer and Executive Vice President of Horizon and the Bank since January 2009; Vice President, Chief Investment and Asset Liability Manager from June 2007 to January 2009; Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana from 2004 to 2007.

Kathie A. DeRuiter	61	Executive Vice President of Horizon and Senior Bank Operations Officer since January 2014; Senior Vice President, Senior Bank Operations Officer from January 2003 to January 2014; Vice President, Senior Bank Operations Officer from January 2000 to January 2003.

Todd A. Etzler	56	Executive Vice President and General Counsel since January 2021; Senior Vice President and General Counsel from July 2018 to December 2020; Vice President and General Counsel from March 2017 to July 2018; Corporate Secretary since January 2018. General Counsel of Family Express Corporation from July 2011 to March 2017.

Lynn M. Kerber	54	Executive Vice President and Senior Commercial Credit Officer since January 2021; Senior Vice President and Senior Commercial Credit Officer from May 2018 to December 2020; Executive Vice President and Chief Risk Officer, Chemical Financial Corporation June 2015 to August 2017; President of the Chemical Bank Foundation 2013 to 2017.

Noe S. Najera	52	Executive Vice President, Senior Retail & Mortgage Lending Officer since April 2022; Senior Vice President, Consumer Lending and CRA/Fair Lending from December 2018 to April 2022. Previously, Mr. Najera played professional baseball for five years with the Cleveland Indians and the Cincinnati Reds.
All officers are appointed annually by the Board of Directors of Horizon and the Bank, as applicable.

HORIZON BANCORP, INC.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Related Stockholder Matters
Horizon common stock is traded on the NASDAQ Global Select Market under the symbol “HBNC.”
The approximate number of holders of record of Horizon’s outstanding common stock as of March 13, 2023 was 1,459.
The Equity Compensation Plan Information table appears under the caption “Equity Compensation Plan Information” in Item 12 below and is incorporated herein by reference.
Repurchases of Securities
There were no purchases by the Company of its common stock during the fourth quarter of 2022.
Performance Graph
The SEC requires Horizon to include a line graph comparing Horizon’s cumulative five–year total shareholder returns on the common shares with market and industry returns over the past five years. S&P Global Market Intelligence prepared the following graph. The return represented in the graph assumes the investment of $100 on December 31, 2017, and further assumes reinvestment of all dividends. The Company’s common stock began trading on the NASDAQ Global Market on February 1, 2007, and on the NASDAQ Global Select Market on January 2, 2014. Prior to that date, the common stock was traded on the NASDAQ Capital Market.

Total Return Performance
Horizon Bancorp, Inc.
Russell 2000 Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	December 31	December 31	December 31	December 31	December 31	December 31
Index	2017	2018	2019	2020	2021	2022
Horizon Bancorp, Inc.	100.00	86.86	107.44	93.62	126.79	94.76
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
S&P U.S. SmallCap Banks Index	100.00	83.44	104.69	95.08	132.36	116.69
Source: S&P Global Market Intelligence
© 2023

HORIZON BANCORP, INC.
The following chart compares the change in market price of Horizon’s common stock since December 31, 2017 to that of publicly traded banks in Indiana and Michigan with assets greater than $500 million, excluding the reinvestment of dividends.

Relative Price Performance
Horizon Bancorp, Inc.
Indiana Banks
Michigan Banks
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	December 31	December 31	December 31	December 31	December 31	December 31
Index	2017	2018	2019	2020	2021	2022
Horizon Bancorp, Inc.	100.00	85.14	102.52	85.58	112.50	81.37
Indiana Banks (1)	100.00	99.36	114.02	103.84	130.31	115.99
Michigan Banks (1)	100.00	99.46	113.45	110.22	147.58	124.08

(1) Excludes merger targets
Source: S&P Global Market Intelligence
© 2023

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
Fourth Quarter and Full Year 2022 Highlights
•Return on average assets (“ROAA”) was 1.24% for the year ended 2022.
•Return on average tangible equity was 18.33% for the year ended 2022.
•Total loans grew 13.4% year–to–date and 12.8% annualized during the fourth quarter.
•Commercial loans grew to a record $2.42 billion, up 13.4% year–to–date and 10.8% annualized during the fourth quarter.
•Consumer loans grew to a record $967.8 million, up 30.6% year–to–date and 21.0% annualized during the fourth quarter.
•Asset quality remained solid with total loan delinquency at 0.26% of total loans, net charge–offs to average loans of 0.02% and non–performing loans to total loans at 0.52%.
•Total deposits remained strong increasing $26.9 million during the quarter at an average cost of 71 basis points and $54.8 million year–to–date at an average cost of 30 basis points.
•An accounting revision was made to amounts reported in previously issued financial statements covering the years ended December 31, 2021 and 2020 related to immaterial errors discovered in the fourth quarter of 2022. The errors relate to the inclusion of the dealer reserve amortization expense in loan expense in non–interest expenses for the years ended December 31, 2021 and 2020 rather than loan interest income. The previously issued financial statements for the years ended December 31, 2021 and 2020 have been revised to correct this error, which resulted in lowering both interest income and non–interest expense by $5.9 million and $5.4 million, respectively. In addition, net interest margin was lowered by ten basis points and eleven basis points for the years ended December 31, 2021 and 2020, respectively. All periods presented reflect this adjustment, and there was no impact to net income. See Note 1 of Horizon's Consolidated Financial Statements for further details.
•Non-interest expense was $35.7 million in the quarter, or 1.84% of average assets on an annualized basis, compared to $36.8 million, or 1.91%, in the third quarter of 2022. Year–to–date non–interest expense continued to be well managed at $139.5 million, or 1.85% of average assets.
•The Bank’s capital position continues to be robust with leverage and risk based capital ratios of 8.89% and 13.59%, respectively. The annualized dividend yield was 4.24% as of December 31, 2022.
Critical Accounting Policies
The Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10–K for 2022 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for loan losses, goodwill and intangible assets, mortgage servicing rights, derivative instruments and valuation measurements as critical accounting policies.

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
Allowance for Credit Losses on Off–Balance Sheet Credit Exposures
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Company determines the estimated amount of expected credit extensions based on historical usage to calculate the amount of exposure for a loss estimate and has recorded an allowance.
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2022, Horizon had core deposit intangibles of $17.2 million subject to amortization and $155.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.

At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the assessment, the Company determined that as of December 31, 2022, it was more likely than not that the fair value exceeded its carrying value. Horizon will continue to monitor overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Analysis of Financial Condition
Horizon’s total assets were $7.9 billion as of December 31, 2022, an increase of $460.6 million from December 31, 2021. The increase was primarily in net loans of $503.3 million, investment securities of $307.1 million, and other assets of $72.4 million, offset by a decrease in cash and due from banks of $470.0 million.
Investment Securities
Investment securities carrying values totaled $3.0 billion at December 31, 2022, and consisted of Treasury and federal agency securities of $562.4 million (18.6%); state and municipal securities of $1.6 billion (51.7%); federal agency mortgage–backed pools of $534.6 million and federal agency collateralized mortgage obligations of $87.8 million (20.6%); private labeled mortgage–backed pools of $35.5 million (1.2%); and corporate securities of $238.8 million (7.9%).
As indicated above, 20.6% of the investment portfolio consists of mortgage–backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage–backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2022, the mortgage–backed securities and collateralized mortgage obligations in the investment portfolio had an average duration of 5 years. Securities that have interest rates above current market rates are purchased at a premium.
Available for sale municipal securities are priced by a third party using a pricing grid which estimates prices based on recent sales of similar securities. All municipal securities are investment grade or local non–rated issues. A credit review is performed annually on the municipal securities portfolio.
At December 31, 2022 and 2021, 33.0% and 42.8%, respectively, of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net depreciation on these securities totaled $140.1 million, which resulted in a balance of $110.7 million, net of tax, included in stockholders’ equity at December 31, 2022. This compared to net appreciation on securities which totaled $5.7 million, net of tax, included in stockholders’ equity at December 31, 2021.
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
Unrealized gains and losses on available for sale securities, deemed temporary, are recorded, net of income tax, in a separate component of accumulated other comprehensive income on the balance sheet.
The following is a schedule of maturities of each categories of available for sale and held to maturity debt securities and the related weighted–average yield of such securities as of December 31, 2022:

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury and federal agencies(1)	$1,513	0.62%	$216,819	1.77%	$47,024	1.91%	$1,823	1.85%
State and municipal	—	—%	38,559	2.67%	139,990	2.92%	254,995	3.33%
Federal agency collateralized mortgage obligations(2)	—	—%	3,260	2.86%	4,388	3.04%	23,567	3.48%
Federal agency mortgage-backed pools(2)	—	—%	13,358	3.24%	43,120	3.08%	134,178	2.12%
Private labeled mortgage-backed pools(2)	—	—%	—	—%	—	—%	—	—%
Corporate notes	—	—%	56,760	2.96%	17,267	4.10%	937	—%
Total available for sale	1,513	0.62%	328,756	2.15%	251,789	2.84%	415,500	2.94%
Held to maturity
U.S. Treasury and federal agencies(1)	7,407	0.75%	100,288	1.77%	46,191	2.50%	92,127	2.85%
State and municipal	24,975	2.46%	109,566	3.23%	99,627	3.55%	701,417	3.23%
Federal agency collateralized mortgage obligations(2)	—	—%	—	—%	—	—%	47,699	2.41%
Federal agency mortgage-backed pools(2)	—	—%	2,213	3.58%	122,870	2.42%	162,156	2.23%
Private labeled mortgage-backed pools(2)	—	—%	—	—%	—	—%	29,973	2.96%
Corporate notes	—	—%	—	—%	134,800	4.53%	—	—%
Total held to maturity	32,382	2.07%	212,067	2.54%	403,488	3.41%	1,033,372	3.00%
Total investment securities	$33,895	2.00%	$540,823	2.30%	$655,277	3.19%	$1,448,872	2.98%

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
As a member of the Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of the Federal Home Loan Bank. The investment in common stock is based on a predetermined formula. At December 31, 2022 and 2021, Horizon had investments in the common stock of the Federal Home Loan Bank totaling $26.7 million and $24.4 million, respectively.
At December 31, 2022, Horizon did not maintain a trading account.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
For more information about securities, see Note 4 – Securities to the Consolidated Financial Statements at Item 8.
Total Loans
Total loans, net of deferred fees/costs, the principal earning asset of the Bank, were $4.1 billion at December 31, 2022. The current level of total loans increased 14.0% from the December 31, 2021, level of $3.6 billion primarily due to an increase in commercial, consumer, residential mortgage and residential construction loans, offset by a decrease in mortgage warehouse loans during the year. The table below provides comparative detail on the loan categories.

	December 31,	December 31,	Dollar	Percent
	2022	2021	Change	Change
Commercial
Owner occupied real estate	$594,562	$560,887	$33,675	6.0%
Non–owner occupied real estate	1,187,077	1,088,470	98,607	9.1%
Residential spec homes	10,838	9,907	931	9.4%
Development & spec land	27,358	24,473	2,885	11.8%
Commercial and industrial	647,587	530,208	117,379	22.1%
Total commercial	2,467,422	2,213,945	253,477	11.4%
Real estate
Residential mortgage	612,551	563,811	48,740	8.6%
Residential construction	40,741	30,571	10,170	33.3%
Mortgage warehouse	69,529	109,031	(39,502)	(36.2)%
Total real estate	722,821	703,413	19,408	2.8%
Consumer
Direct installment	56,614	63,714	(7,100)	(11.1)%
Indirect installment	500,549	386,492	114,057	29.5%
Home equity	410,592	290,970	119,622	41.1%
Total consumer	967,755	741,176	226,579	30.6%
Total loans	4,157,998	3,658,534	499,464	13.7%
Allowance for loan losses	(50,464)	(54,286)	3,822	(7.0)%
Loans, net	$4,107,534	$3,604,248	$503,286	14.0%
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31,	December 31,	December 31,
	2022	2021	2020
Commercial	$2,280,553	$2,155,018	$2,218,812
Real estate	621,163	591,395	725,168
Mortgage warehouse	89,409	206,932	259,727
Consumer	850,667	679,712	676,849
Total average loans	$3,841,792	$3,633,057	$3,880,556
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our loan portfolio as December 31, 2022. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One, but Within Five Years	After Five, but Within Fifteen Years	After Fifteen Years	Total
Commercial	$284,888	$959,545	$1,116,706	$106,283	$2,467,422
Real estate	1,161	9,317	64,360	578,454	653,292
Mortgage warehouse	69,529	—	—	—	69,529
Consumer	11,818	268,460	362,135	325,342	967,755
Total	$367,396	$1,237,322	$1,543,201	$1,010,079	$4,157,998
Loans with fixed interest rates:
Commercial	$87,192	$582,557	$409,281	$43,412	$1,122,442
Real estate	1,131	8,383	41,015	325,286	375,815
Mortgage warehouse	—	—	—	—	—
Consumer	6,772	250,016	337,073	14,164	608,025
Total	$95,095	$840,956	$787,369	$382,862	$2,106,282
Loans with variable interest rates:
Commercial	$197,696	$376,988	$707,425	$62,871	$1,344,980
Real estate	30	934	23,345	253,168	277,477
Mortgage warehouse	69,529	—	—	—	69,529
Consumer	5,046	18,444	25,062	311,178	359,730
Total	$272,301	$396,366	$755,832	$627,217	$2,051,716
Commercial Loans
Commercial loans totaled $2.47 billion, or 59.3% of total loans as of December 31, 2022, compared to $2.21 billion, or 60.5% as of December 31, 2021. The increase during 2022 was due to growth in all types of commercial loans offset by a decrease in PPP loans of $25.6 million to $217,000 at December 31, 2022 compared to $25.8 million at December 31, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Commercial loans consisted of the following types of loans at December 31:

	December 31, 2022			December 31, 2021
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed	268	$56,650	2.3%	491	$82,060	3.7%
Municipal government	73	85,520	3.5%	75	67,029	3.0%
Lines of credit	1,507	561,995	22.8%	1,494	448,685	20.3%
Real estate and equipment	5,261	1,763,257	71.6%	4,896	1,616,171	73.0%
Total	7,109	$2,467,422	100.2%	6,956	$2,213,945	100.0%
At December 31, 2022, the commercial loan portfolio held $279.9 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $48.9 million were at their floor at December 31, 2022.
Residential Real Estate Loans
Residential real estate loans totaled $653.3 million, or 15.7% of total loans as of December 31, 2022, compared to $594.4 million, or 16.3% of total loans as of December 31, 2021. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The increase during 2022 was primarily due to borrowers selecting adjustable rate loans, which are held on the balance sheet, as fixed rates increased during the year.
In addition to the customary real estate loans described above, the Bank also had outstanding on December 31, 2022, $355.2 million in home equity lines of credit compared to $252.4 million at December 31, 2021. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credit lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the Loans table above and in Note 5 of the Consolidated Financial Statements at Item 8.
Residential real estate lending is a highly competitive business. As of December 31, 2022, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2022			December 31, 2021
	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$375,185	57.4%	3.76%	$283,145	47.6%	3.63%
Biweekly payment	—	—%	—%	—	—%	—%
Adjustable rate
Monthly payment	278,107	42.6%	4.21%	311,237	52.4%	3.73%
Biweekly payment	—	—%	—%	—	—%	—%
Subtotal	653,292	100.0%	3.95%	594,382	100.0%	3.67%
Loans held for sale	5,807			12,579
Total real estate loans	$659,099			$606,961
The decrease in adjustable rate residential mortgage loans and increase in fixed rate residential mortgage loans was primarily due to customers moving to fixed rate products during the first half of 2022 as a result of the low interest rate environment. In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2022 and 2021, approximately $221.9 million and $438.1 million,

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
respectively, of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.5 billion and $1.5 billion at December 31, 2022 and 2021.
The aggregate fair value of capitalized mortgage servicing rights at December 31, 2022, totaled approximately $20.0 million compared to the carrying value of $18.6 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

	December 31,	December 31,	December 31,
	2022	2021	2020
Mortgage servicing rights
Balances, January 1	$17,780	$17,644	$15,046
Servicing rights capitalized	3,184	4,209	5,530
Amortization of servicing rights	(2,345)	(4,073)	(2,932)
Balances, December 31	18,619	17,780	17,644
Impairment allowance
Balances, January 1	(2,594)	(5,172)	(719)
Additions	—	—	(5,106)
Reductions	2,594	2,578	653
Balances, December 31	—	(2,594)	(5,172)
Mortgage servicing rights, net	$18,619	$15,186	$12,472
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
Based on the agreements with each mortgage company, at any time a mortgage company can reacquire from Horizon its outstanding loan balance on an individual mortgage and regain possession of the original note. Horizon also has the option to request that the mortgage company reacquire an individual mortgage. Should this occur, Horizon would return the original note and reassign the assignment of the mortgage to the mortgage company. Also, in the event that the end investor would not be able to honor the purchase commitment and the mortgage company would not be able to reacquire its loan on an individual mortgage, Horizon would be able to exercise its rights under the agreement. The greatest risk related to these loans is transaction and fraud risk. During 2022, Horizon processed approximately $2.6 billion in mortgage warehouse loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
At December 31, 2022, the mortgage warehouse loan balance was $69.5 million compared to $109.0 million as of December 31, 2021.
Consumer Loans
Consumer loans totaled $967.8 million, or 23.3% of total loans as of December 31, 2022, compared to $741.2 million, or 20.3% as of December 31, 2021. The increase during 2022 was due to strong indirect lending during the first half of 2022 and home equity lines of credit production during the second half of 2022, in addition to approximately $52.4 million of purchased home equity lines of credit in the fourth quarter of 2022.
Allowance and Provision for Credit Losses
The table below provides an allocation of the year–end allowance for credit losses on loans by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2022
Commercial	$32,445	59.3%	$2,467,422	1.31%
Real estate	5,577	15.7%	653,292	0.85%
Mortgage warehouse	1,020	1.7%	69,529	1.47%
Consumer	11,422	23.3%	967,755	1.18%
Total	$50,464	100.0%	$4,157,998	1.21%
Excluding PPP loans	$50,464		$4,157,781	1.21%
December 31, 2021
Commercial	$40,775	60.6%	$2,213,945	1.84%
Real estate	3,856	16.2%	594,382	0.65%
Mortgage warehouse	1,059	3.0%	109,031	0.97%
Consumer	8,596	20.3%	741,176	1.16%
Total	$54,286	100.1%	$3,658,534	1.48%
Excluding PPP loans	$54,286		$3,632,690	1.49%
At December 31, 2022, the allowance for credit losses was $50.5 million, or 1.21% of total loans outstanding, compared to $54.3 million, or 1.48%, at December 31, 2021. During 2022, a release of provision for credit losses was recorded totaling $1.8 million compared to a release of provision for credit losses totaling $2.1 million in 2021.
Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for credit losses is determined to bring the total ACL to a level called for by the analysis. Horizon's reserve includes allocations for potential future loan losses related to economic factors and the nature and characteristics of its loan portfolios, primarily related to the impact on non–essential businesses caused by COVID–19 closures and the slow pace of reopening and economic recovery. Through December 31, 2022, Horizon has not recorded any material specific loan losses attributed to COVID–19 closures. As a result, the allocations related to the impact of COVID–19 were reduced during 2022 and partially reallocated to current economic factors and also released from the ACL.
No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for credit losses. Horizon considers the allowance for credit losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2022.

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
Non–performing loans for the previous three years ending December 31 are as follows:

	December 31,	December 31,	December 31,
(dollars in thousands)	2022	2021	2020
Non–performing loans
Commercial
More than 90 days past due	$—	$—	$—
Non–accrual	8,493	6,621	12,714
Trouble debt restructuring – accruing	837	603	168
Trouble debt restructuring – non–accrual	—	285	1,466
Real estate
More than 90 days past due	43	66	17
Non–accrual	5,479	5,626	5,674
Trouble debt restructuring – accruing	1,391	1,421	1,381
Trouble debt restructuring – non–accrual	1,210	892	922
Mortgage warehouse
More than 90 days past due	—	—	—
Non–accrual	—	—	—
Trouble debt restructuring – accruing	—	—	—
Trouble debt restructuring – non–accrual	—	—	—
Consumer
More than 90 days past due	49	79	245
Non–accrual	3,658	2,715	3,754
Trouble debt restructuring – accruing	342	367	244
Trouble debt restructuring – non–accrual	338	344	222
Total non–performing loans	21,840	19,019	26,807
Other real estate owned and repossessed collateral
Commercial	1,881	2,861	1,908
Real estate	107	695	—
Mortgage warehouse	—	—	—
Consumer	152	5	—
Total other real estate owned and repossessed collateral	2,140	3,561	1,908
Total non–performing assets	$23,980	$22,580	$28,715
Non–performing loans totaled 43.3%, 35.0% and 47.0% of the allowance for credit losses at December 31, 2022, 2021 and 2020, respectively. Non–performing loans at December 31, 2022 totaled $21.8 million, an increase from a balance of $19.0 million as of December 31, 2021 and a decrease from a balance of $26.8 million as of

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
December 31, 2020. The increase in non–performing loans in 2022 was primarily due to the downgrade of one previously performing commercial relationship to non–performing status during the year. Non–performing loans as a percentage of total loans was 0.52% as of December 31, 2022, which was the same percentage as of December 31, 2021 and a decrease from 0.58% from December 31, 2020.

	Non–Performing Loans	Percent of Non–Performing Loans in Each Category to Total Loans	Total Loans
December 31, 2022
Commercial	$9,330	0.38%	$2,467,422
Real estate	8,123	1.24%	653,292
Mortgage warehouse	—	0.00%	69,529
Consumer	4,387	0.45%	967,755
Total	$21,840	0.53%	$4,157,998
Excluding PPP loans	$21,840	0.53%	$4,157,781
Allowance for credit losses on loans	$50,464
Ratio of allowance for credit losses on loans to non–performing loans	231.06%
December 31, 2021
Commercial	$7,509	0.34%	$2,213,945
Real estate	8,005	1.35%	594,382
Mortgage warehouse	—	0.00%	109,031
Consumer	3,505	0.47%	741,176
Total	$19,019	0.52%	$3,658,534
Excluding PPP loans	$19,019	0.52%	$3,632,690
Allowance for credit losses on loans	$54,286
Ratio of allowance for credit losses on loans to non–performing loans	285.43%
There were no COVID–19 related loan deferrals at December 31, 2022, a decrease from $10.8 million, or 0.3% of total loans at December 31, 2021, and $126.7 million, or 3.3% of total loans at December 31, 2020.
Other Real Estate Owned (“OREO”) totaled $1.9 million on December 31, 2022, a decrease of $1.6 million from December 31, 2021 and an increase of $211,000 from December 31, 2020. On December 31, 2022, OREO was comprised of eight properties, six of these properties were bank owned properties from branch closures and two properties were residential.
No mortgage warehouse loans were non–performing or OREO as of December 31, 2022, 2021 or 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Other Assets
As of December 31, 2022, other assets totaled $139.3 million, an increase of $72.4 million, or 108.4%, from $66.8 million as of December 31, 2021. The increase in other assets was primarily due to an increase in the deferred tax asset related to unrealized gains (losses) on investment securities of $31.4 million, an increase in the fair value of hedging activities of $28.5 million and an increase in mortgage servicing rights, net of impairment, of $3.4 million.
Deferred Tax
Horizon had a net deferred tax asset totaling $40.3 million as of December 31, 2022 and a net deferred tax asset of $3.3 million as of December 31, 2021. The following table shows the major components of deferred tax:

	December 31,	December 31,
	2022	2021
Assets
Allowance for loan losses	$12,762	$13,707
Net operating loss and tax credits	9,313	—
Director and employee benefits	2,019	2,094
Unrealized loss on AFS securities and cash flow hedge	28,230	—
Other	555	1,785
Total assets	52,879	17,586
Liabilities
Depreciation	(4,599)	(4,540)
State tax	(262)	(261)
Federal Home Loan Bank stock dividends	(368)	(371)
Difference in basis of intangible assets	(4,440)	(3,476)
Fair value adjustment on acquisitions	(2,807)	(3,435)
Unrealized gain on AFS securities and cash flow hedge	—	(1,953)
Other	(68)	(222)
Total liabilities	(12,544)	(14,258)
Net deferred tax asset/(liability)	$40,335	$3,328
Deposits
The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $5.9 billion at December 31, 2022, compared to $5.8 billion at December 31, 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the
	Years Ended December 31			Years Ended December 31
	2022	2021	2020	2022	2021	2020
Non–interest bearing demand deposits	$1,332,937	$1,188,275	$919,449
Interest bearing demand deposits	1,971,567	1,651,060	1,267,617	0.28%	0.09%	0.19%
Savings deposits	940,499	779,325	625,842	0.13%	0.05%	0.12%
Money market	810,083	815,081	615,722	0.45%	0.15%	0.38%
Time deposits	791,519	652,284	818,736	0.95%	0.75%	1.60%
Total deposits	$5,846,605	$5,086,025	$4,247,366
The $760.6 million increase in average deposits during 2022 was primarily due to the acquisition of 14 branches on September 17, 2021. The transactional accounts average balances, as the lower cost funding sources, increased $621.3 million and the average balances for higher cost time deposits increased $139.2 million. Horizon continually enhances its interest bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.
As of December 31, 2022 and 2021, approximately $2.4 billion and $2.4 billion, respectively, or our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for Horizon Bank's regulatory reporting requirements.
Certificates of deposit of $250,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2022:

Due in three months or less	$103,578
Due after three months through six months	108,806
Due after six months through one year	141,471
Due after one year	197,510
$551,365
Interest expense on time certificates of $250,000 or more was approximately $4.2 million, $1.4 million and $2.9 million for 2022, 2021 and 2020.
Off–Balance Sheet Arrangements
As of December 31, 2022, Horizon did not have any off–balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off–balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.
Capital Resources
Horizon has no material commitments for capital expenditures as of December 31, 2022. Horizon’s sources of funds and liquidity are discussed below in the section captioned “Liquidity” in this Item 7.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Results of Operations
Net Income
Consolidated net income was $93.4 million, or $2.14 per diluted share, in 2022, $87.1 million or $1.98 per diluted share in 2021, and $68.5 million or $1.55 per diluted share in 2020. The increase in net income from the previous year reflects an increase in net interest income of $23.7 million and a decrease in income tax expense of $3.2 million, offset by an increase in non–interest expense of $9.8 million and a decrease in non–interest income of $10.5 million. The increase in diluted earnings per share compared to the previous year reflects an increase in net income and a decrease in diluted shares. Adjusted net income for the year ended December 31, 2022 was $92.8 million, or $2.13 diluted earnings per share, compared to $88.6 million, or $2.00 diluted earnings per share, for the year ended December 31, 2021. (See the “Non–GAAP Reconciliation of Net Income and Diluted Earnings per Share” table under the heading “Use of Non–GAAP Financial Measures” below for the definition of adjusted net income.)
Net Interest Income
The largest component of income is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities, and interest expense, principally on deposits and borrowings. Changes in the net interest income are the result of changes in volume and the net interest spread which affects the net interest margin. Volume refers to the average dollar levels of interest earning assets and interest bearing liabilities. Net interest spread refers to the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities.
Net interest income during 2022 was $199.5 million, an increase of $23.7 million, or 13.5%, over the $175.8 million earned in 2021. Yields on the Company’s interest earning assets increased by 17 basis points to 3.50% during 2022 from 3.33% in 2021. Interest income increased $41.9 million to $236.0 million for 2022 from $194.1 million in 2021. This increase was due to the overall increase in interest rates during 2022 and the increase in the average balance of interest earning assets of $942.2 million.
Interest expense increased $18.2 million from $18.3 million in 2021 to $36.5 million in 2022. This increase was due to the overall increase in interest rates during 2022 and the increase in average balance of interest bearing liabilities of $905.1 million. The increase in rates paid on interest bearing liabilities of 27 basis points was greater than the increase in the yield of interest earning assets of 17 basis points that resulted in a decrease in the net interest margin of 5 basis points from 3.03% for 2021 to 2.98% in 2022. Excluding interest income recognized from acquisition–related purchase accounting adjustments and prepayment penalties on borrowings, the margin would have been 2.93% for 2022 compared to 2.96% for 2021. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin.

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

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets
Federal funds sold	$62,211	$165	0.27%	$398,528	$535	0.13%	$61,408	$154	0.25%
Interest earning deposits	13,596	141	1.04%	25,993	160	0.62%	25,943	268	1.03%
Investment securities – taxable	1,700,418	33,202	1.95%	884,244	14,437	1.63%	459,551	8,071	1.76%
Investment securities – non–taxable(1)	1,356,045	29,025	2.71%	1,086,942	23,246	2.71%	706,092	17,213	3.09%
Loans receivable(2)(3)(4)	3,845,137	173,500	4.53%	3,639,454	155,732	4.30%	3,880,556	174,262	4.51%
Total interest earning assets(1)	6,977,407	236,033	3.50%	6,035,161	194,110	3.33%	5,133,550	199,968	4.00%
Non–interest earning assets
Cash and due from banks	99,885			89,993			84,065
Allowance for loan losses	(52,606)			(56,798)			(46,329)
Other assets	509,229			445,895			457,497
Total average assets	$7,533,915			$6,514,251			$5,628,783
Liabilities and Stockholders’ Equity
Interest bearing liabilities
Interest bearing deposits	$4,513,668	$17,809	0.39%	$3,897,750	$7,867	0.20%	$3,327,917	$18,556	0.56%
Borrowings	696,584	11,938	1.71%	425,214	4,546	1.07%	459,752	11,160	2.43%
Repurchase agreements	141,048	527	0.37%	123,675	155	0.13%	100,201	270	0.27%
Subordinated notes	58,819	3,522	5.99%	58,672	3,522	6.00%	30,610	1,824	5.96%
Junior subordinated debentures issued to capital trusts	56,899	2,719	4.78%	56,657	2,215	3.91%	56,427	2,628	4.66%
Total interest bearing liabilities	5,467,018	36,515	0.67%	4,561,968	18,305	0.40%	3,974,907	34,438	0.87%
Non–interest bearing liabilities
Demand deposits	1,332,937			1,188,275			919,449
Accrued interest payable and other liabilities	50,330			51,886			68,961
Stockholders’ equity	683,630			712,122			665,466
Total average liabilities and stockholders’ equity	$7,533,915			$6,514,251			$5,628,783
Net interest income/spread		$199,518	2.83%		$175,805	2.93%		$165,530	3.13%
Net interest income as a percent of average interest earning assets(1)			2.98%			3.03%			3.33%

(1) Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon's subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2022.

(2) Yields are presented on a tax–equivalent basis.
(3) Non–accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees.
(4) Net loan fees included in interest on loans aggregated $5.2 million, $13.9 million and $11.2 million in 2022, 2021 and 2020, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Net interest income during 2021 was $175.8 million, an increase of $10.3 million, or 6.2%, over the $165.5 million earned in 2020. Yields on the Company’s interest earning assets decreased by 67 basis points to 3.33% during 2021 from 4.00% in 2020. Interest income decreased $5.9 million to $194.1 million for 2021 from $200.0 million in 2020. This decrease was due to the overall decrease in interest rates during 2021 and a decrease in the recognition of interest income from acquisition–related purchase accounting adjustments of approximately $2.4 million from $6.9 million in 2020 to $4.5 million in 2021, offset by an increase in the average balance of interest earning assets of $901.6 million.
Interest expense decreased $16.1 million from $34.4 million in 2020 to $18.3 million in 2021. This decrease was due to the overall decrease in interest rates during 2021 and $3.8 million in prepayment penalties on borrowings paid in 2020. The prepayment penalties on borrowings were incurred as part of a deleverage strategy in which $83.0 million in FHLB advances with an average cost of 2.61% were paid off during the 4th quarter of 2020. The decrease in rates paid on interest bearing liabilities in addition to the decrease in the yield on the Company's interest earning assets resulted in a decrease in the net interest margin of 30 basis points from 3.33% for 2020 to 3.03% in 2021. Excluding interest income recognized from acquisition–related purchase accounting adjustments and prepayment penalties on borrowings, the margin would have been 2.96% for 2021 compared to 3.27% for 2020.

	2022 - 2021			2021 - 2020
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Federal funds sold	$(370)	$(655)	$285	$381	$483	$(102)
Interest earning deposits	(19)	(97)	78	(108)	1	(109)
Investment securities – taxable	18,765	15,480	3,285	6,366	6,973	(607)
Investment securities – non–taxable	5,779	7,291	(1,512)	6,033	10,582	(4,549)
Loans receivable	17,768	9,087	8,681	(18,530)	(10,585)	(7,945)
Total interest income	41,923	31,106	10,817	(5,858)	7,454	(13,312)
Interest Expense
Interest bearing deposits	9,942	1,412	8,530	(10,689)	2,760	(13,449)
Borrowings	7,392	3,800	3,592	(6,614)	(783)	(5,831)
Repurchase agreements	372	25	347	(115)	53	(168)
Subordinated notes	—	9	(9)	1,698	1,684	14
Junior subordinated debentures issued to capital trusts	504	9	495	(413)	11	(424)
Total interest expense	18,210	5,255	12,955	(16,133)	3,725	(19,858)
Net interest income	$23,713	$25,851	$(2,138)	$10,275	$3,729	$6,546
Credit Loss Expense
Horizon assesses the adequacy of its ACL by regularly reviewing the performance of its loan portfolios. Credit loss expense totaled a recovery of $1.8 million in 2022 compared to a recovery of $2.1 million in 2021. Total loan net charge–offs were $843,000, which included commercial loan net recoveries of $80,000, residential mortgage loan net recoveries of $53,000 and consumer loan net charge–offs of $976,000 for the year ending December 31, 2022. The recovery of the ACL in 2022 was the result of allocations related to the impact of COVID–19 being reduced during the year and partially reallocated to current economic factors and also required some release from the ACL.

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

	Credit Loss Expense (Recovery)	Net (Charge–Offs) Recoveries	Average Loans	Ratio of Annualized Net (Charge–Offs) Recoveries to Average Loans
Twelve Months Ended December 31, 2022
Commercial	$(7,650)	$80	$2,280,553	0.00%
Real estate	1,668	53	621,163	0.01%
Mortgage warehouse	(39)	—	89,409	0.00%
Consumer	3,802	(976)	850,667	(0.11)%
Total	(2,219)	(843)	3,841,792	(0.02)%
Excluding PPP loans	$(2,219)	$(843)	$3,836,682	(0.02)%
Twelve Months Ended December 31, 2021
Commercial	$(1,320)	$(1,099)	$2,155,018	(0.05)%
Real estate	(755)	(9)	591,395	0.00%
Mortgage warehouse	(208)	—	206,932	0.00%
Consumer	199	(533)	679,712	(0.08)%
Total	(2,084)	(1,641)	3,633,057	(0.05)%
Excluding PPP loans	$(2,084)	$(1,641)	$3,466,912	(0.05)%
Twelve Months Ended December 31, 2020
Commercial	$19,198	$(497)	$2,218,812	(0.02)%
Real estate	(184)	(167)	725,168	(0.02)%
Mortgage warehouse	190	—	259,727	0.00%
Consumer	1,547	(1,199)	676,849	(0.18)%
Total	20,751	(1,863)	3,880,556	(0.05)%
Excluding PPP loans	$20,751	$(1,863)	$3,682,173	(0.05)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–interest Income
The following is a summary of changes in non–interest income:

	Twelve Months Ended December 31		2021 - 2022		Twelve Months Ended December 31		2020 - 2021
Non–interest Income	2022	2021	Amount Change	Percent Change	2021	2020	Amount Change	Percent Change
Service charges on deposit accounts	$11,598	$9,192	$2,406	26.2%	$9,192	$8,848	$344	3.9%
Wire transfer fees	595	892	(297)	(33.3)%	892	1,000	(108)	(10.8)%
Interchange fees	12,402	10,901	1,501	13.8%	10,901	9,306	1,595	17.1%
Fiduciary activities	5,381	7,419	(2,038)	(27.5)%	7,419	9,145	(1,726)	(18.9)%
Gain (loss) on sale of investment securities	—	914	(914)	(100.0)%	914	4,297	(3,383)	(78.7)%
Gain on sale of mortgage loans	7,165	19,163	(11,998)	(62.6)%	19,163	26,721	(7,558)	(28.3)%
Mortgage servicing net of impairment	4,800	2,352	2,448	104.1%	2,352	(3,716)	6,068	(163.3)%
Increase in cash surrender value of bank owned life insurance	2,594	2,094	500	23.9%	2,094	2,243	(149)	(6.6)%
Death benefit on officer life insurance	644	783	(139)	(17.8)%	783	264	519	196.6%
Other income	2,272	4,242	(1,970)	(46.4)%	4,242	1,513	2,729	180.4%
Total non–interest income	$47,451	$57,952	$(10,501)	(18.1)%	$57,952	$59,621	$(1,669)	(2.8)%
During 2022, the Company originated approximately $221.9 million of mortgage loans to be sold on the secondary market, compared to $438.1 million in 2021 as long–term interest rates began to increase during 2022. This decrease in volume, in addition to a decrease in the percentage earned on the sale of mortgage loans, resulted in a decrease in the overall gain on sale of mortgage loans of $12.0 million compared to the prior year. Gain on the sale of investment securities decreased $914,000 in 2022 as there were no sales in 2022. Fiduciary activities income decreased $2.0 million during 2022 primarily due to the sale of ESOP trustee accounts which was completed during the third quarter 2021. Mortgage servicing net of impairment increased by $2.4 million during 2022 compared to 2021 primarily due to the recovery net impairment charges of $2.6 million recorded during 2022. Other income decreased $2.0 million during 2022 primarily due to the gain on sale of ESOP trustee accounts of $2.3 million recorded in 2021. The increase in interchange fee income in 2022 compared to 2021 was the result of the branch acquisition in September 2021 and organic growth in transactional deposit accounts and volume during 2022.
During 2021, the Company originated approximately $438.1 million of mortgage loans to be sold on the secondary market, compared to $584.1 million in 2020 as long–term interest rates began to increase during 2021. This decrease in volume, in addition to a slight decrease in the percentage earned on the sale of mortgage loans, resulted in a decrease in the overall gain on sale of mortgage loans of $7.6 million compared to the prior year. Gain on the sale of investment securities decreased $3.4 million in 2021 due to the deleverage strategy executed in 2020. Fiduciary activities income decreased $1.7 million during 2021 primarily due to the sale of ESOP trustee accounts which was completed during the third quarter. Mortgage servicing net of impairment increased by $6.1 million during 2021 compared to 2020 primarily due to the recovery net impairment charges of $2.6 million recorded during 2021. Other income increased $2.7 million during 2021 primarily due to the gain on sale of ESOP trustee accounts of $2.3 million. The increase in interchange fee income in 2021 compared to 2020 was the result of organic growth in transactional deposit accounts and volume during 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–interest Expense
The following is a summary of changes in non–interest expense:

	Twelve Months Ended December 31		2021 - 2022		Twelve Months Ended December 31		2020 - 2021
Non–interest Expense	2022	2021	Amount Change	Percent Change	2021	2020	Amount Change	Percent Change
Salaries	$55,422	$49,463	$5,959	12.0%	$49,463	$44,671	$4,792	10.7%
Commission and bonuses	8,442	11,089	(2,647)	(23.9)%	11,089	6,861	4,228	61.6%
Employee benefits	16,419	13,499	2,920	21.6%	13,499	13,673	(174)	(1.3)%
Net occupancy expenses	13,323	12,541	782	6.2%	12,541	12,811	(270)	(2.1)%
Data processing	10,567	9,962	605	6.1%	9,962	9,200	762	8.3%
Professional fees	1,843	2,216	(373)	(16.8)%	2,216	2,433	(217)	-8.9%
Outside services and consultants	10,850	8,449	2,401	28.4%	8,449	7,318	1,131	15.5%
Loan expense	5,411	5,492	(81)	(1.5)%	5,492	5,218	274	5.3%
FDIC deposit insurance	2,558	2,377	181	7.6%	2,377	1,855	522	28.1%
Core deposit intangible amortization	3,702	3,644	58	1.6%	3,644	3,723	(79)	(2.1)%
Other losses	1,046	2,283	(1,237)	(54.2)%	2,283	1,162	1,121	96.5%
Other expenses	13,618	12,379	1,239	10.0%	12,379	11,229	1,150	10.2%
Total non–interest expense	$143,201	$133,394	$9,807	7.4%	$133,394	$120,154	$13,240	11.0%
For the twelve months ended December 31, 2022, salaries increased $6.0 million reflecting annual merit increases and the additional employees from the branch acquisition completed during the third quarter of 2021. Outside services and consultants increased $2.4 million from additional consulting services performed during the year. Other losses decreased $1.2 million primarily due to $1.9 million in ESOP settlement expenses recorded during the fourth quarter of 2021.
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
Income Taxes
Income tax expense totaled $12.2 million for the year ended December 31, 2022, a decrease of $3.2 million when compared to the year ended December 31, 2021. The decrease was primarily due to the additional benefit related to investments that generate tax credits, an increase in tax exempt investments, offset slightly by an increase in income before income taxes of $3.1 million in 2022.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Replacement of London Interbank Offered Rate
In 2017, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) (the “FCA”) announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. Subsequently, on March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1–week and 2–month LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings. On March 15, 2022, the President of the United States signed into law the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). This legislation establishes a uniform benchmark replacement process for certain contracts that do not contain clearly defined or practicable fall–back provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a Secured Overnight Financing Rate (“SOFR”) based replacement rate identified by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve.
We have loans, borrowings and other financial instruments with attributes that are directly or indirectly dependent on LIBOR and do not provide a replacement rate or include other fall–back provisions that would apply after June 30, 2023. Thus, Horizon has elected to allow the LIBOR under these contracts to automatically convert into the CME Term SOFR after June 30, 2023 pursuant to an in accordance with the LIBOR Act.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2022	2021	2020
Net income as reported	$93,408	$87,091	$68,499
Acquisition expenses	—	1,925	—
Tax effect	—	(401)	—
Net income excluding acquisition expenses	93,408	88,615	68,499
Credit loss expense on acquired loans	—	2,034	—
Tax effect	—	(427)	—
Net income excluding credit loss expense on acquired loans	93,408	90,222	68,499
Gain on sale of ESOP trustee accounts	—	(2,329)	—
Tax effect	—	489	—
Net income excluding gain on sale of ESOP trustee accounts	93,408	88,382	68,499
ESOP settlement expenses	—	1,900	—
Tax effect	—	(315)	—
Net income excluding ESOP settlement expenses	93,408	89,967	68,499
(Gain) / loss on sale of investment securities	—	(914)	(4,297)
Tax effect	—	192	902
Net income excluding (gain) / loss on sale of investment securities	93,408	89,245	65,104
Death benefit on bank owned life insurance (“BOLI”)	(644)	(783)	(264)
Net income excluding death benefit on BOLI	92,764	88,462	64,840
Prepayment penalties on borrowings	—	125	3,804
Tax effect	—	(26)	(799)
Net income excluding prepayment penalties on borrowings	92,764	88,561	67,845
Adjusted net income	$92,764	$88,561	$67,845

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Diluted Earnings per Share
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2022	2021	2020
Diluted earnings per share (“EPS”) as reported	$2.14	$1.98	$1.55
Acquisition expenses	—	0.04	—
Tax effect	—	—	—
Diluted EPS excluding acquisition expenses	2.14	2.02	1.55
Credit loss expense on acquired loans	—	0.05	—
Tax effect	—	(0.01)	—
Diluted EPS excluding credit loss expense on acquired loans	2.14	2.06	1.55
Gain on sale of ESOP trustee accounts	—	(0.05)	—
Tax effect	—	0.01	—
Diluted EPS excluding gain on sale of ESOP trustee accounts	2.14	2.02	1.55
ESOP settlement expenses	—	0.04	—
Tax effect	—	(0.01)	—
Diluted EPS excluding ESOP settlement expenses	2.14	2.05	1.55
(Gain) / loss on sale of investment securities	—	(0.02)	(0.10)
Tax effect	—	—	0.02
Diluted EPS excluding (gain) / loss on sale of investment securities	2.14	2.03	1.47
Death benefit on bank owned life insurance (“BOLI”)	(0.01)	(0.03)	(0.01)
Diluted EPS excluding death benefit on BOLI	2.13	2.00	1.46
Prepayment penalties on borrowings	—	—	0.09
Tax effect	—	—	(0.02)
Diluted EPS excluding prepayment penalties on borrowings	2.13	2.00	1.53
Adjusted diluted EPS	$2.13	$2.00	$1.53

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Income
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2022	2021	2020
Pre–tax income	$105,584	$102,447	$78,369
Credit loss expense	(1,816)	(2,084)	20,751
Pre–tax, pre–provision income	$103,768	$100,363	$99,120

Pre–tax, pre–provision income	$103,768	$100,363	$99,120
Acquisition expenses	—	1,925	—
Gain on sale of ESOP trustee accounts	—	(2,329)	—
ESOP settlement expenses	—	1,900	—
(Gain) / loss on sale of investment securities	—	(914)	(4,297)
Death benefit on bank owned life insurance	(644)	(783)	(264)
Prepayment penalties on borrowings	—	125	3,804
Adjusted pre–tax, pre–provision income	$103,124	$100,287	$98,363

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2022	2021	2020
Net interest income as reported	$199,518	$175,805	$165,530
Average interest earning assets	6,977,407	6,035,161	5,133,550
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	2.98%	3.03%	3.33%

Net interest income as reported	$199,518	$175,805	$165,530
Acquisition–related purchase accounting adjustments (“PAUs”)	(3,476)	(4,503)	(6,936)
Prepayment penalties on borrowings	—	125	3,804
Adjusted net interest income	$196,042	$171,427	$162,398
Adjusted net interest margin	2.93%	2.96%	3.27%

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2022	2021	2020
Average assets	$7,533,915	$6,514,251	$5,628,783
Return on average assets (“ROAA”) as reported	1.24%	1.34%	1.22%
Acquisition expenses	—%	0.03%	—%
Tax effect	—%	(0.01)%	—%
ROAA excluding acquisition expenses	1.24%	1.36%	1.22%
Credit loss expense on acquired loans	—%	0.03%	—%
Tax effect	—%	(0.01)%	—%
ROAA excluding credit loss expense on acquired loans	1.24%	1.38%	1.22%
Gain on sale of ESOP trustee accounts	—%	(0.04)%	—%
Tax effect	—%	0.01%	—%
ROAA excluding gain on sale of ESOP trustee accounts	1.24%	1.35%	1.22%
ESOP settlement expenses	—%	0.03%	—%
Tax effect	—%	—%	—%
ROAA excluding ESOP settlement expenses	1.24%	1.38%	1.22%
(Gain) / loss on sale of investment securities	—%	(0.01)%	(0.08)%
Tax effect	—%	—%	0.02%
ROAA excluding (gain) / loss on sale of investment securities	1.24%	1.37%	1.16%
Death benefit on bank owned life insurance	(0.01)%	(0.01)%	—%
ROAA excluding death benefit on bank owned life insurance	1.23%	1.36%	1.16%
Prepayment penalties on borrowings	—%	—%	0.07%
Tax effect	—%	—%	(0.01)%
ROAA excluding prepayment penalties on borrowings	1.23%	1.36%	1.22%
Adjusted ROAA	1.23%	1.36%	1.22%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2022	2021	2020
Average common equity	$683,630	$712,122	$665,466
Return on average common equity (“ROACE”) as reported	13.66%	12.23%	10.29%
Acquisition expenses	—%	0.27%	—%
Tax effect	—%	(0.06)%	—%
ROACE excluding acquisition expenses	13.66%	12.44%	10.29%
Credit loss expense on acquired loans	—%	0.29%	—%
Tax effect	—%	(0.06)%	—%
ROACE excluding credit loss expense on acquired loans	13.66%	12.67%	10.29%
Gain on sale of ESOP trustee accounts	—%	(0.33)%	—%
Tax effect	—%	0.07%	—%
ROACE excluding gain on sale of ESOP trustee accounts	13.66%	12.41%	10.29%
ESOP settlement expenses	—%	0.27%	—%
Tax effect	—%	(0.04)%	—%
ROACE excluding ESOP settlement expenses	13.66%	12.64%	10.29%
(Gain) / loss on sale of investment securities	—%	(0.13)%	(0.65)%
Tax effect	—%	0.03%	0.14%
ROACE excluding (gain) / loss on sale of investment securities	13.66%	12.54%	9.78%
Death benefit on bank owned life insurance	(0.09)%	(0.11)%	(0.04)%
ROACE excluding death benefit on bank owned life insurance	13.57%	12.43%	9.74%
Prepayment penalties on borrowings	—%	0.02%	0.57%
Tax effect	—%	—%	(0.12)%
ROACE excluding prepayment penalties on borrowings	13.57%	12.45%	10.19%
Adjusted ROACE	13.57%	12.45%	10.19%

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)

	December 31,	September 30,	June 30,	March 31,	December 31,
	2022	2022	2022	2022	2021
Total stockholders’ equity	$677,375	$644,993	$657,865	$677,450	$723,209
Less: Intangible assets	172,450	173,375	173,662	174,588	175,513
Total tangible stockholders’ equity	$504,925	$471,618	$484,203	$502,862	$547,696

Common shares outstanding	43,574,151	43,574,151	43,572,796	43,572,796	43,547,942

Book value per common share	$15.55	$14.80	$15.10	$15.55	$16.61
Tangible book value per common share	$11.59	$10.82	$11.11	$11.54	$12.58

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2022	2021	2020
Non–interest expense as reported	$143,201	$133,394	$126,031
Net interest income as reported	199,518	175,805	165,530
Non–interest income as reported	$47,451	$57,952	$59,621

Non–interest expense / (Net interest income + Non–interest income) (“Efficiency Ratio”)	57.98%	57.07%	55.98%

Non–interest expense as reported	$143,201	$133,394	$126,031
Acquisition expenses	—	(1,925)	—
ESOP settlement expenses	—	(1,900)	—
Non–interest expense excluding acquisition expenses and ESOP settlement expenses	143,201	129,569	126,031
Net interest income as reported	199,518	175,805	165,530
Prepayment penalties on borrowings	—	125	3,804
Net interest income excluding prepayment penalties on borrowings	199,518	175,930	169,334
Non–interest income as reported	47,451	57,952	59,621
Gain on sale of ESOP trustee accounts	—	(2,329)	—
(Gain) / loss on sale of investment securities	—	(914)	(4,297)
Death benefit on bank owned life insurance	(644)	(783)	(264)
Non–interest income excluding gain on sale of ESOP trustee accounts, (gain) / loss on sale of investment securities and death benefit on bank owned life insurance	$46,807	$53,926	$55,060

Adjusted efficiency ratio	58.13%	56.37%	56.17%

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
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales, cashflows and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the FHLB and the Federal Reserve Bank (“FRB”). At December 31, 2022, Horizon had available approximately $672.0 million in available credit from various money center banks, including the FHLB and the FRB Discount Window. The following factors could impact Horizon’s funding needs in the future:
◦Horizon had outstanding borrowings of approximately $575.4 million with the FHLB and total borrowing capacity with the FHLB of $816.5 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or the FHLB could change collateral requirements, which could lower the Company’s borrowing availability.
◦If residential mortgage loan rates remain low, Horizon’s mortgage warehouse loans could create an additional need for funding.
◦Horizon had a total of $45.0 million of unused Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.
◦Horizon had a total of $385.9 million of available collateral at the FRB secured by municipal securities. These securities may mature, call, or be sold, which would reduce the available collateral.
◦Horizon had approximately $1.9 billion of unpledged investment securities at December 31, 2022.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
During 2022, cash flows were generated primarily from the proceeds from borrowings totaling $675.0 million, the sales, maturities, and prepayments of investment securities of $142.1 million and an increase in deposits of $54.8 million. Cash flows were primarily used to purchase investments totaling $610.7 million, an increase in net loans of $448.3 million and the repayment of borrowings totaling $755.6 million. The net cash and cash equivalent position decreased by $470.0 million during 2022.
At December 31, 2022, the Bank had $1.5 billion in commitments to extend credit outstanding, excluding interest rate lock commitments for residential mortgage loans intended for sale in the secondary market that meet the definition of a derivative. Time deposits due within one year of December 31, 2022 totaled $697.6 million, or 70.0% of time deposits. We believe the large percentage of time deposits that mature within one year reflects customers' hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. The balance also includes $18.6 million in brokered time deposits at December 31, 2022. If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2023. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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
Based on a model that assumes a lag in repricing, at December 31, 2022, the amount of assets that reprice within one year was 95% of liabilities that reprice within one year. At December 31, 2021, this same model reported that the amount of assets that reprice within one year was approximately 257% of the amount of liabilities that reprice within the same time period. During the year 2022, the decrease in the yield of interest–earning assets outpaced the decrease in the cost of funding resulting in a decrease in net interest margin.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	3 Months or Less	> 3 Months & </= 6 Months	> 6 Months & </= 1 Year	Greater Than 1 Year	Total
Loans	$1,540,109	$183,370	$339,817	$2,100,509	$4,163,805
Federal funds sold	3,581	—	—	—	3,581
Interest earning balances with banks	11,464	—	—	—	11,464
Investment securities and FHLB stock	84,547	36,474	48,602	2,877,360	3,046,983
Other assets	—	—	—	646,685	646,685
Total assets	$1,639,701	$219,844	$388,419	$5,624,554	$7,872,518

Non–interest bearing deposits	$33,217	$32,354	$62,206	$1,149,991	$1,277,768
Interest bearing deposits	287,557	268,952	542,015	3,481,482	4,580,006
Borrowed funds	1,092,601	57,057	61	109,153	1,258,872
Other liabilities	—	—	—	78,497	78,497
Stockholders’ equity	—	—	—	677,375	677,375
Total liabilities and stockholders’ equity	$1,413,375	$358,363	$604,282	$5,496,498	$7,872,518
GAP	$226,326	$(138,519)	$(215,863)	$128,056
Cumulative GAP	$226,326	$87,807	$(128,056)
The Company was liability sensitive as of December 31, 2022, resulting from longer term fixed rate assets on the balance sheet not repricing as quickly as deposits pricing based on expected deposit repricing betas. Based on parallel rate shocks to the balance sheet, at a 100 basis point shock and 200 basis point shock up, net interest income decreases approximately $5.1 million and $10.5 million, respectively. At a 100 basis point shock and 200 basis point shock down, net interest income increases approximately $5.1 million and $6.8 million, respectively.
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

The table which follows provides information about Horizon’s financial instruments that were sensitive to changes in interest rates as of December 31, 2022. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest earning assets and interest bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted–average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage–backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

	2023	2024	2025	2026 & 2027	2028 & Beyond	Total	Fair Value December 31, 2022
Rate–sensitive assets
Fixed interest rate loans	$585,893	$454,224	$355,675	$416,951	$357,144	$2,169,887	$1,929,662
Average interest rate	4.59%	4.38%	4.31%	4.28%	3.80%	4.31%
Variable interest rate loans	1,477,403	119,063	120,817	208,755	67,880	1,993,918	1,928,603
Average interest rate	6.12%	4.40%	4.43%	4.49%	4.18%	5.68%
Total loans	2,063,296	573,287	476,492	625,706	425,024	4,163,805	3,858,265
Average interest rate	5.69%	4.38%	4.34%	4.35%	3.86%	4.97%
Securities, including FHLB stock	169,623	96,843	243,309	492,833	2,044,375	3,046,983	2,705,544
Average interest rate	3.10%	2.32%	2.22%	2.27%	2.49%	2.46%
Other interest earning assets	15,045	—	—	—	—	15,045	15,011
Average interest rate	1.95%	—%	—%	—%	—%	1.95%
Total earning assets	$2,247,964	$670,130	$719,801	$1,118,539	$2,469,399	$7,225,833	$6,578,820
Average interest rate	5.47%	4.09%	3.62%	3.43%	2.73%	3.90%
Rate–sensitive liabilities
Non–interest bearing deposits	$127,777	$129,468	$102,052	$174,509	$743,962	$1,277,768	$1,277,768
NOW accounts	190,863	913,455	80,431	137,537	586,342	1,908,628	1,686,790
Average interest rate	0.87%	1.28%	0.41%	0.41%	0.41%	0.87%
Savings and money market accounts	205,077	546,670	100,183	168,226	654,102	1,674,258	1,436,180
Average interest rate	0.60%	0.92%	0.39%	0.39%	0.40%	0.59%
Certificates of deposit	702,579	250,010	18,416	18,516	7,594	997,115	977,184
Average interest rate	2.06%	3.65%	1.08%	0.66%	0.12%	2.40%
Total deposits	1,226,296	1,839,603	301,082	498,788	1,992,000	5,857,769	5,377,922
Average interest rate	1.42%	1.41%	0.30%	0.27%	0.25%	0.86%
Fixed interest rate borrowings	576,077	49,016	79	60,058	—	685,230	690,203
Average interest rate	2.09%	1.66%	2.62%	5.79%	—%	2.38%
Variable interest rate borrowings	573,642	—	—	—	—	573,642	557,546
Average interest rate	3.93%	—%	—%	—%	—%	3.93%
Total funds	$2,376,015	$1,888,619	$301,161	$558,846	$1,992,000	$7,116,641	$6,625,671
Average interest rate	2.19%	1.41%	0.30%	0.86%	0.25%	1.26%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	December 31 2022	December 31 2021
Assets
Cash and due from banks	$123,505	$593,508
Interest-earning time deposits	2,812	4,782
Investment securities, available for sale	997,558	1,160,812
Investment securities, held to maturity (fair value of $1,681,309 and $1,559,991)	2,022,748	1,552,443
Loans held for sale	5,807	12,579
Loans, net of allowance for credit losses of $50,464 and $54,286	4,107,534	3,604,248
Premises and equipment, net	92,677	93,441
Federal Home Loan Bank stock	26,677	24,440
Goodwill	155,211	154,572
Other intangible assets	17,239	20,941
Interest receivable	35,294	26,137
Cash value of life insurance	146,175	97,150
Other assets	139,281	66,836
Total assets	$7,872,518	$7,411,889
Liabilities
Deposits
Non–interest bearing	$1,277,768	$1,360,338
Interest bearing	4,580,006	4,442,653
Total deposits	5,857,774	5,802,991
Borrowings	1,142,949	712,739
Subordinated notes	58,896	58,750
Junior subordinated debentures issued to capital trusts	57,027	56,785
Interest payable	5,380	2,235
Other liabilities	73,117	55,180
Total liabilities	7,195,143	6,688,680
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued and Outstanding 43,937,889 and 43,811,421 shares	—	—
Additional paid-in capital	354,188	352,122
Retained earnings	429,385	363,742
Accumulated other comprehensive income (loss)	(106,198)	7,345
Total stockholders’ equity	677,375	723,209
Total liabilities and stockholders’ equity	$7,872,518	$7,411,889
See notes to consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended December 31
	2022	2021	2020
Interest Income
Loans receivable	$173,500	$155,732	$174,262
Investment securities – taxable	33,202	14,437	8,071
Investment securities – tax exempt	29,025	23,246	17,213
Other	306	695	422
Total interest income	236,033	194,110	199,968
Interest Expense
Deposits	17,809	7,867	18,556
Borrowed funds	12,465	4,701	11,430
Subordinated notes	3,522	3,522	1,824
Junior subordinated debentures issued to capital trusts	2,719	2,215	2,628
Total interest expense	36,515	18,305	34,438
Net Interest Income	199,518	175,805	165,530
Credit loss expense (recovery)	(1,816)	(2,084)	20,751
Net Interest Income after Credit Loss Expense (Recovery)	201,334	177,889	144,779
Non–interest Income
Service charges on deposit accounts	11,598	9,192	8,848
Wire transfer fees	595	892	1,000
Interchange fees	12,402	10,901	9,306
Fiduciary activities	5,381	7,419	9,145
Gains (losses) on sale of investment securities	—	914	4,297
Gain on sale of mortgage loans	7,165	19,163	26,721
Mortgage servicing income net of impairment	4,800	2,352	(3,716)
Increase in cash value of bank owned life insurance	2,594	2,094	2,243
Death benefit on bank owned life insurance	644	783	264
Other income	2,272	4,242	1,513
Total non–interest income	47,451	57,952	59,621
Non–interest Expense
Salaries and employee benefits	80,283	74,051	71,082
Net occupancy expenses	13,323	12,541	12,811
Data processing	10,567	9,962	9,200
Professional fees	1,843	2,216	2,433
Outside services and consultants	10,850	8,449	7,318
Loan expense	5,411	5,492	5,218
FDIC insurance expense	2,558	2,377	1,855
Core deposit intangible amortization	3,702	3,644	3,723
Other losses	1,046	2,283	1,162
Other expense	13,618	12,379	11,229
Total non–interest expense	143,201	133,394	126,031
Income Before Income Taxes	105,584	102,447	78,369
Income tax expense	12,176	15,356	9,870
Net Income Available to Common Shareholders	$93,408	$87,091	$68,499
Basic Earnings Per Share	$2.14	$1.99	$1.56
Diluted Earnings Per Share	2.14	1.98	1.55
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollar Amounts in Thousands)

	Year Ended December 31
	2022	2021	2020
Net Income	$93,408	$87,091	$68,499
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	5,649	4,570	(3,803)
Income tax effect	(1,186)	(960)	799
Changes from derivative instruments	4,463	3,610	(3,004)
Change in securities:
Unrealized gain (loss) for the period on available for sale securities	(147,345)	(35,547)	35,272
Reclassification of securities from available for sale to held to maturity	(794)	5,869	—
Accretion (amortization) from transfer of securities from available for sale to held to maturity securities	(1,236)	66	(58)
Reclassification adjustment for securities (gains) losses realized in income	—	(914)	(4,297)
Income tax effect	31,369	6,409	(6,493)
Unrealized gains (losses) on securities	(118,006)	(24,117)	24,424
Other Comprehensive Income (Loss), Net of Tax	(113,543)	(20,507)	21,420
Comprehensive Income (Loss)	$(20,135)	$66,584	$89,919
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2020	$—	$—	$379,853	$269,738	$6,432	$656,023
Net income	—	—	—	68,499	—	68,499
Other comprehensive income, net of tax	—	—	—	—	21,420	21,420
Impact of adoption of ASU No. 2016–13	—	—	—	(15,635)	—	(15,635)
Amortization of unearned compensation	—	—	1,206	—	—	1,206
Exercise of stock options	—	—	157	—	—	157
Stock option expense	—	—	132	—	—	132
Stock issued stock plans	—	—	1,233	—	—	1,233
Repurchase of outstanding common stock	—	—	(19,636)	—	—	(19,636)
Cash dividends on common stock ($0.48 per share)	—	—	—	(21,183)	—	(21,183)
Balances, December 31, 2020	$—	$—	$362,945	$301,419	$27,852	$692,216
Net income	—	—	—	87,091	—	87,091
Other comprehensive loss, net of tax	—	—	—	—	(20,507)	(20,507)
Amortization of unearned compensation	—	—	1,751	—	—	1,751
Exercise of stock options	—	—	1,062	—	—	1,062
Stock option expense	—	—	68	—	—	68
Stock awards vested	—	—	(1,355)	—	—	(1,355)
Repurchase of outstanding stock	—	—	(7,607)	—	—	(7,607)
Stock retirement plans	—	—	(4,742)	—	—	(4,742)
Cash dividends on common stock ($0.56 per share)	—	—	—	(24,768)	—	(24,768)
Balances, December 31, 2021	$—	$—	$352,122	$363,742	$7,345	$723,209
Net income	—	—	—	93,408	—	93,408
Other comprehensive loss, net of tax	—	—	—	—	(113,543)	(113,543)
Amortization of unearned compensation	—	—	2,462	—	—	2,462
Exercise of stock options	—	—	145	—	—	145
Stock option expense	—	—	13	—	—	13
Net settlement of share awards	—	—	(1,824)	—	—	(1,824)
Stock retirement plans	—	—	1,270	—	—	1,270
Cash dividends on common stock ($0.63 per share)	—	—	—	(27,765)	—	(27,765)
Balances, December 31, 2022	$—	$—	$354,188	$429,385	$(106,198)	$677,375
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Year Ended December 31
	2022	2021	2020
Operating Activities
Net income	$93,408	$87,091	$68,499
Items not requiring (providing) cash
Provision for (recovery of) credit losses	(1,816)	(2,084)	20,751
Depreciation and amortization	10,754	9,802	9,399
Share based compensation	2,475	1,819	1,338
Amortization of mortgage servicing rights	2,345	4,073	2,932
Impairment (recovery) of mortgage servicing rights	(2,594)	(2,578)	4,453
Premium amortization on securities, net	12,148	10,289	9,067
Deferred income taxes	2,177	2,311	(9,421)
Gain on sale of investment securities	—	(914)	(4,297)
Gain on sale of mortgage loans	(7,165)	(19,163)	(26,721)
Proceeds from sales of loans	225,928	453,087	605,256
Loans originated for sale	(215,174)	(437,174)	(593,515)
Gain on cash value life insurance	(2,594)	(2,094)	(2,243)
Gain on other real estate owned	(722)	(85)	(197)
Net change in:
Interest receivable	(9,157)	(4,222)	(2,568)
Interest payable	3,145	(493)	(350)
Other assets	(13,964)	9,633	(4,456)
Other liabilities	(4,814)	(2,948)	931
Net cash provided by operating activities	94,380	106,350	78,858
Investing Activities
Purchases of securities available for sale	(180,198)	(837,684)	(590,305)
Proceeds from sales, maturities, calls and principal repayments of securities available for sale	69,113	287,714	318,897
Purchases of securities held to maturity	(430,457)	(931,029)	—
Proceeds from maturities of securities held to maturity	72,968	30,544	37,529
Net change in interest earning time deposits	1,970	4,183	(510)
Purchase of FHLB stock	(2,435)	(1,417)	(1,161)
Redemption of FHLB stock	198	—	585
Purchase of loans	(55,195)	—	—
Net change in loans	(448,284)	480,028	(239,938)
Proceeds on the sale of OREO and repossessed assets	5,263	1,286	2,047
Premises and equipment expenditures	(6,429)	(1,440)	(5,866)
Purchases of bank owned life insurance	(50,000)	—	—
Proceeds from bank owned life insurance	3,554	783	264
Net cash received in branch acquisition	—	622,179	—
Net cash used in investing activities	(1,019,932)	(344,853)	(478,458)
Financing Activities
Net change in deposits	54,783	425,449	600,131
Proceeds from long–term borrowings	675,000	244,554	133,810
Repayment of long–term borrowings	(755,608)	(76,371)	(123,377)
Net change in short–term borrowings	503,746	—	(98,000)
Net change in repurchase agreements	7,072	21,336	18,521

Net settlement of share awards	(1,824)	(1,355)	—
Exercise of stock options	145	1,062	157
Repurchase of outstanding stock	—	(7,607)	(19,636)
Proceeds from issuance of stock	—	—	1,233
Net proceeds from issuance of subordinated notes	—	—	58,824
Dividends paid on common stock	(27,765)	(24,768)	(21,183)
Net cash provided by (used in) financing activities	455,549	582,300	550,480
Net Change in Cash and Cash Equivalents	(470,003)	343,797	150,880
Cash and Cash Equivalents, Beginning of Period	593,508	249,711	98,831
Cash and Cash Equivalents, End of Period	$123,505	$593,508	$249,711
Additional Supplemental Information
Interest paid	$33,370	$18,782	$34,788
Income taxes paid	802	1,650	10,588
Transfer of loans to other real estate and repossessed assets	2,009	1,721	2,442
Transfer of premises to other real estate	1,479	1,753	—
Transfer of available for sale securities to held to maturity securities	120,881	490,200	—
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
The Bank is a full–service commercial bank offering a broad range of commercial and retail banking and other services incident to banking along with a trust department that offers corporate and individual trust and agency services and investment management services. The Bank maintains 71 full service offices. The Bank has wholly owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”) and Horizon Grantor Trust. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain insurance products. Horizon Grantor Trust holds title to certain company owned life insurance policies. Horizon conducts no business except that incident to its ownership of the subsidiaries.
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
Estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, valuation of other real estate owned, goodwill and intangible assets, mortgage servicing rights and fair values of financial instruments.
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
Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaling $17.5 million and $11.5 million at December 31, 2022 and 2021 was excluded from the Allowance for Credit Losses (“ACL”) calculation and was reported in accrued interest receivable on the consolidated balance sheet. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the effective yield method without anticipating prepayments.
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
Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in the northern and central regions of Indiana and the southern and central regions of Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 59% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 16% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 23% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 2% of the loan portfolio and are secured by residential real estate.
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
Partnership Investments — The Company invests in partnerships that generate qualified affordable housing and solar tax credits. The Company has elected to account for partnership investments in qualified affordable housing using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized to income tax expense in proportion to the tax credits and other tax benefits received. This net investment performance is recognized in the income statement as a component of income tax expense. The Company accounts for partnership investments that generate solar tax credits under the deferral method. The investment in the limited partnerships totaling $4.5 million and $2.3 million at December 31, 2022 and 2021, respectively is included in other assets in the consolidated balance sheets.
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
Goodwill and Intangible Assets — Goodwill is tested annually for impairment or more frequently should potential triggering events be identified that may indicate potential impairment. At December 31, 2022, Horizon had core deposit intangibles of $17.2 million subject to amortization and $155.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

indicated and goodwill is written down to its implied fair value. A large majority of the goodwill relates to the acquisitions of Heartland, Summit, Peoples, Kosciusko, LaPorte, Lafayette, Wolverine and Salin.
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

	Years Ended December 31
	2022	2021	2020
Basic earnings per share
Net income	$93,408	$87,091	$68,499
Weighted average common shares outstanding	43,568,823	43,802,733	44,044,737
Basic earnings per share	$2.14	$1.99	$1.56
Diluted earnings per share
Net income available to common shareholders	$93,408	$87,091	$68,499
Weighted average common shares outstanding	43,568,823	43,802,733	44,044,737
Effect of dilutive securities:
Restricted stock	92,381	107,988	41,817
Stock options	37,911	44,559	36,522
Weighted average common shares outstanding	43,699,115	43,955,280	44,123,076
Diluted earnings per share	$2.14	$1.98	$1.55
There were 319,760, 140,955 and 278,776 shares for the twelve months ended December 31, 2022, 2021 and 2020, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of December 31, 2022, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89. In addition to the stock repurchase program, Horizon agreed to repurchase 1,000,000 shares at a price per share of $15.19 from an individual shareholder on March 6, 2020.
Dividend Restrictions — Horizon’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 21. At December 31, 2022, the Bank could, without prior approval, declare dividends of approximately $149.9 million to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.
Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short–term investments and borrowings.
Comprehensive Income (Loss) — Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized gain (loss) on available for sale securities, unrealized and realized gains and losses in cash flow derivative financial instruments and accretion (amortization) of available for sale securities transferred to held to maturity.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Share–Based Compensation — At December 31, 2022, Horizon had share–based compensation plans, which are described more fully in Note 22. All share–based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $2.5 million, $1.8 million, and $1.3 million in compensation expense relating to vesting of stock options and restricted stock awards less estimated forfeitures for the 12–month periods ended December 31, 2022, 2021 and 2020, respectively.
Derivative Financial Instruments — The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. All derivative instruments are recorded on the Consolidated Balance Sheets, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in an earnings impact only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss of the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of stockholders’ equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in non–interest income or non–interest expense.
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
Reclassifications — Certain reclassifications have been made to the 2021 and 2020 consolidated financial statements to be comparable to 2022. These reclassifications had no effect on net income.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Revision of Previously Issued Financial Statements
We have revised amounts reported in previously issued financial statements for the periods presented in the Annual Report on Form 10–K related to the following immaterial errors.
•Sold commercial loan participation balances which do not qualify under accounting guidance as sales transactions under Accounting Standards Codification Topic 860 – Transfers and Servicing were not recorded as an outstanding loan balance by the Company. The correction of this error resulted in an increase in loans, net of allowance for credit losses and borrowings on the Company's consolidated balance sheet.
•Indirect loan dealer reserve asset balances and related amortization expense were not reported as part of the outstanding loan balances or a reduction in interest income on loans, respectively. The correction of this error resulted in an increase in loans, net of allowance for credit losses and a decrease in other assets on the Company's consolidated balance sheet and a reduction in interest income on loans receivable and a reduction in non–interest loan expense on the Company's consolidated income statement. This revision does not impact the Company's net income.
•Repurchases of outstanding stock were disclosed as an investing activity rather than a financing activity in the Company's consolidated statement of cash flows.
•The classification of certain available for sale (“AFS”) and held to maturity (“HTM”) securities were incorrectly disclosed. The correction of this error resulted in an increase in AFS and HTM federal agency mortgage–backed pool securities and a decrease in AFS and HTM private labeled mortgage–backed pool securities in Note 4 – Securities.
We evaluated the aggregate effects of these errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10–K for the years ended December 31, 2021 and 2020, or for any quarterly periods included therein.
The following tables present the revisions to the line items of our previously issued financial statements to reflect the correction of the errors:

Consolidated Balance Sheets
December 31, 2021

	As Reported	Sold Commercial Loan Participation Adjustment	Indirect Loan Dealer Reserve Adjustment	As Revised
Loans, net of allowance for credit losses	$3,553,345	$36,986	$13,917	$3,604,248
Other assets	80,753	—	(13,917)	66,836
Total assets	7,374,903	36,986	—	7,411,889
Borrowings	675,753	36,986	—	712,739
Total liabilities	6,651,694	36,986	—	6,688,680
Total liabilities and stockholders' equity	7,374,903	36,986	—	7,411,889

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Consolidated Statements of Income
Year Ended December 31, 2021

	As Reported	Indirect Loan Dealer Reserve Adjustment	As Revised
Interest Income
Loans receivable	$161,617	$(5,885)	$155,732
Total interest income	199,995	(5,885)	194,110
Net Interest Income	181,690	(5,885)	175,805
Net Interest Income after Credit Loss Expense	183,774	(5,885)	177,889
Non–interest Expense
Loan expense	11,377	(5,885)	5,492
Total non–interest expense	139,279	(5,885)	133,394
Net Income Available to Common Shareholders	87,091	—	87,091

Consolidated Statements of Income
Year Ended December 31, 2020

	As Reported	Indirect Loan Dealer Reserve Adjustment	As Revised
Interest Income
Loans receivable	$179,672	$(5,410)	$174,262
Total interest income	205,378	(5,410)	199,968
Net Interest Income	170,940	(5,410)	165,530
Net Interest Income after Credit Loss Expense	150,189	(5,410)	144,779
Non–interest Expense
Loan expense	10,628	(5,410)	5,218
Total non–interest expense	131,441	(5,410)	126,031
Net Income Available to Common Shareholders	68,499	—	68,499

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Consolidated Statements of Cash Flows
Year Ended December 31, 2021

	As Reported	Sold Commercial Loan Participation Adjustment	Indirect Loan Dealer Reserve Adjustment	Repurchase of Outstanding Stock Adjustment	As Revised
Operating Activities
Net change in other assets	$10,964	$—	$618	$—	$11,582
Net cash provided by operating activities	105,348	—	618	—	105,966
Investing Activities
Net change in loans	469,412	11,234	(618)	—	480,028
Repurchase of outstanding stock	(7,607)	—	—	7,607	—
Net cash used in investing activities	(363,076)	11,234	(618)	7,607	(344,853)
Financing Activities
Proceeds from borrowings	201,137	(11,234)	—	—	189,903
Repurchase of outstanding stock	—	—	—	(7,607)	(7,607)
Net cash provided by (used in) financing activities	601,525	(11,234)	—	(7,607)	582,684
Net Change in Cash and Cash Equivalents	343,797	—	—	—	343,797

Consolidated Statements of Cash Flows
Year Ended December 31, 2020

	As Reported	Sold Commercial Loan Participation Adjustment	Indirect Loan Dealer Reserve Adjustment	Repurchase of Outstanding Stock Adjustment	As Revised
Operating Activities
Net change in other assets	$(13,987)	$—	$77	$—	$(13,910)
Net cash provided by operating activities	78,765	—	77	—	78,842
Investing Activities
Net change in loans	(234,166)	(5,695)	(77)	—	(239,938)
Repurchase of outstanding stock	(19,636)	—	—	19,636	—
Net cash used in investing activities	(492,322)	(5,695)	(77)	19,636	(478,458)
Financing Activities
Proceeds from borrowings	(74,725)	5,695	—	—	(69,030)
Repurchase of outstanding stock	—	—	—	(19,636)	(19,636)
Net cash provided by (used in) financing activities	564,437	5,695	—	(19,636)	550,496
Net Change in Cash and Cash Equivalents	150,880	—	—	—	150,880

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 4 – Securities
As of December 31, 2021	Amortized Cost
	As Reported	Adjustment	As Revised
Federal agency mortgage–backed pools	$225,329	$31,856	$257,185
Private labeled mortgage–backed pools	31,856	(31,856)	—
Total available for sale investment securities	$257,185	$—	$257,185

Federal agency mortgage–backed pools	$188,426	$59,511	$247,937
Private labeled mortgage–backed pools	99,958	(59,511)	40,447
Total held to maturity investment securities	$288,384	$—	$288,384
	Gross Unrealized Gains
	As Reported	Adjustment	As Revised
Federal agency mortgage–backed pools	$1,777	$137	$1,914
Private labeled mortgage–backed pools	137	(137)	—
Total available for sale investment securities	$1,914	$—	$1,914

Federal agency mortgage–backed pools	$151	$58	$209
Private labeled mortgage–backed pools	58	(58)	—
Total held to maturity investment securities	$209	$—	$209
	Gross Unrealized Losses
	As Reported	Adjustment	As Revised
Federal agency mortgage–backed pools	$(1,032)	$(376)	$(1,408)
Private labeled mortgage–backed pools	(376)	376	—
Total available for sale investment securities	$(1,408)	$—	$(1,408)

Federal agency mortgage–backed pools	$(2,612)	$(1,398)	$(4,010)
Private labeled mortgage–backed pools	(1,840)	1,398	(442)
Total held to maturity investment securities	$(4,452)	$—	$(4,452)
	Fair Value
	As Reported	Adjustment	As Revised
Federal agency mortgage–backed pools	$226,074	$31,617	$257,691
Private labeled mortgage–backed pools	31,617	(31,617)	—
Total available for sale investment securities	$257,691	$—	$257,691

Federal agency mortgage–backed pools	$185,965	$58,171	$244,136
Private labeled mortgage–backed pools	98,176	(58,171)	40,005
Total held to maturity investment securities	$284,141	$—	$284,141

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

FASB ASU No. 2022–02, Financial Instruments–Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
The FASB has issued ASU 2022–02, Financial Instruments–Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, these amendments require that an entity disclose current–period gross write–offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326–20. The guidance is effective for entities that have adopted ASU 2016–13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. If an entity elects to early adopt ASU 2022–02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is assessing ASU 2022–02 and its impact on its accounting and disclosures.
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

Loans purchased with evidence of credit deterioration since origination and for which it is probable that all contractually required payments will not be collected are considered to be credit impaired. Evidence of credit quality deterioration as of the purchase date may include information such as past due and non–accrual status, borrower credit scores and recent loan–to–value percentages. Loans purchased with evidence of credit–related deterioration were recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition of these loans is based on reasonable expectation about the timing and amount of cash flows to be collected.
Note 3 – Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2022 and 2021, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit.
At December 31, 2022, the Company’s cash accounts exceeded federally insured limits by approximately $25.7 million. Approximately $4.4 million of this amount was held by either the Federal Reserve Bank or the Federal Home Loan Bank of Indianapolis, which is not federally insured.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 4 – Securities
The fair value of securities is as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$294,329	—	$(27,150)	$267,179
State and municipal	505,006	140	(71,602)	433,544
Federal agency collateralized mortgage obligations	33,011	—	(1,796)	31,215
Federal agency mortgage–backed pools	220,963	—	(30,307)	190,656
Corporate notes	84,393	195	(9,624)	74,964
Total available for sale investment securities	$1,137,702	$335	$(140,479)	$997,558
Held to maturity
U.S. Treasury and federal agencies	$295,250	$—	$(49,237)	$246,013
State and municipal	1,127,669	374	(192,458)	935,585
Federal agency collateralized mortgage obligations	56,564	—	(8,865)	47,699
Federal agency mortgage–backed pools	343,953	—	(56,714)	287,239
Private labeled mortgage–backed pools	35,466	—	(5,493)	29,973
Corporate notes	163,846	—	(29,046)	134,800
Total held to maturity investment securities	$2,022,748	$374	$(341,813)	$1,681,309

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$118,595	$82	$(1,698)	$116,979
State and municipal	632,652	12,802	(5,708)	639,746
Federal agency collateralized mortgage obligations	60,600	989	(12)	61,577
Federal agency mortgage–backed pools	257,185	1,914	(1,408)	257,691
Corporate notes	84,579	1,013	(773)	84,819
Total available for sale investment securities	$1,153,611	$16,800	$(9,599)	$1,160,812
Held to maturity
U.S. Treasury and federal agencies	$195,429	$12	$(1,215)	$194,226
State and municipal	862,461	20,719	(4,263)	878,917
Federal agency collateralized mortgage obligations	48,482	3	(1,020)	47,465
Federal agency mortgage–backed pools	247,937	209	(4,010)	244,136
Private labeled mortgage–backed pools	40,447	—	(442)	40,005
Corporate notes	157,687	11	(2,456)	155,242
Total held to maturity investment securities	$1,552,443	$20,954	$(13,406)	$1,559,991
The Company elected to transfer 793 AFS securities with an aggregate fair value of $120.9 million to a classification of HTM on March 31, 2022. In accordance with FASB ASC 320–10–55–24, the transfer from AFS to HTM must be recorded at the fair value of the AFS securities at the time of transfer. The net unrealized holding loss of $814,000, net of tax, at the date of transfer was retained in accumulated other comprehensive income (loss), with the associated pre–tax amount retained in the carrying value of the HTM securities. Such amounts will be accreted to

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

comprehensive income over the remaining life of the securities. The fair value of the transferred AFS securities became the book value of the HTM securities at March 31, 2022.
The Company elected to transfer 475 AFS securities with an aggregate fair value of $490.2 million to a classification of HTM on December 31, 2021. In accordance with FASB ASC 320–10–55–24, the transfer from AFS to HTM must be recorded at the fair value of the AFS securities at the time of transfer. The net unrealized holding gain of $5.9 million, net of tax, at the date of transfer was retained in accumulated other comprehensive income (loss), with the associated pre–tax amount retained in the carrying value of the HTM securities. Such amounts will be amortized to comprehensive income over the remaining life of the securities. The fair value of the transferred AFS securities became the book value of the HTM securities at December 31, 2021.
The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2022 and December 31, 2021, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$1,535	$1,512	$22,980	$22,984
One to five years	340,212	312,137	156,677	156,397
Five to ten years	238,045	204,282	315,630	316,125
After ten years	303,936	257,756	340,539	346,038
	883,728	775,687	835,826	841,544
Federal agency collateralized mortgage obligations	33,011	31,215	60,600	61,577
Federal agency mortgage–backed pools	220,963	190,656	257,185	257,691
Total available for sale investment securities	$1,137,702	$997,558	$1,153,611	$1,160,812
Held to maturity
Within one year	$32,610	$32,382	$5,222	$5,265
One to five years	222,443	209,854	65,739	66,982
Five to ten years	324,967	280,618	273,720	275,308
After ten years	1,006,745	793,544	870,896	880,830
	1,586,765	1,316,398	1,215,577	1,228,385
Federal agency collateralized mortgage obligations	56,564	47,699	48,482	47,465
Federal agency mortgage–backed pools	343,953	287,239	247,937	244,136
Private labeled mortgage–backed pools	35,466	29,973	40,447	40,005
Total held to maturity investment securities	$2,022,748	$1,681,309	$1,552,443	$1,559,991

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$217,357	$(16,692)	$295,585	$(59,695)	$512,942	$(76,387)
State and municipal	533,871	(45,881)	757,061	(218,179)	1,290,932	(264,060)
Federal agency collateralized mortgage obligations	40,301	(2,881)	38,613	(7,780)	78,914	(10,661)
Federal agency mortgage–backed pools	49,633	(3,211)	428,243	(83,810)	477,876	(87,021)
Private labeled mortgage–backed pools	—	—	29,973	(5,493)	29,973	(5,493)
Corporate notes	38,906	(6,787)	169,921	(31,883)	208,827	(38,670)
Total securities	$880,068	$(75,452)	$1,719,396	$(406,840)	$2,599,464	$(482,292)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$268,732	$(2,483)	$15,820	$(430)	$284,552	$(2,913)
State and municipal	539,882	(9,389)	19,461	(582)	559,343	(9,971)
Federal agency collateralized mortgage obligations	56,027	(1,032)	—	—	56,027	(1,032)
Federal agency mortgage–backed pools	406,540	(5,418)	—	—	406,540	(5,418)
Private labeled mortgage–backed pools	40,005	(442)	—	—	40,005	(442)
Corporate notes	189,500	(3,229)	—	—	189,500	(3,229)
Total securities	$1,500,686	$(21,993)	$35,281	$(1,012)	$1,535,967	$(23,005)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of December 31, 2022 and 2021, the Company had 2,828 and 1,129 securities, respectively, with market values below their cost basis. The total fair value of these investments at December 31, 2022 and 2021 was $2.6 billion and $1.5 billion, which is approximately 86% and 57%, respectively, of the Company's available for sale and held to maturity securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.
No allowance for credit losses for available for sale debt securities or held to maturity securities was needed at December 31, 2022 and December 31, 2021. Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $17.8 million and $14.6 million at December 31, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Information regarding security proceeds, gross gains and gross losses are presented below.

	Year Ended December 31
	2022	2021	2020
Sales of securities available for sale
Proceeds	$—	$27,514	$77,213
Gross gains	—	914	4,372
Gross losses	—	—	(75)
The tax effect of the proceeds from the sale of securities available for sale was $0, $192,000 and $902,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company pledges securities to secure retail and corporate repurchase agreements to the Federal Reserve for borrowing availability and as settlements for the fair value of swap agreements. At December 31, 2022, the Company had pledged $160.5 million of fair value or $186.4 million of amortized cost, in securities as collateral for $137.9 million in repurchase agreements, $405.2 million of fair value or $439.2 million of amortized cost, in securities as collateral for borrowing availability at the Federal Reserve with $244.0 million current outstanding borrowings and $24.8 million of fair value or $27.1 million of amortized cost, in securities as collateral for $43.8 million in settlements on the fair value of swap agreements.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents total loans outstanding by portfolio class, as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Commercial
Owner occupied real estate	$594,562	$560,887
Non–owner occupied real estate	1,187,077	1,088,470
Residential spec homes	10,838	9,907
Development & spec land	27,358	24,473
Commercial and industrial	647,587	530,208
Total commercial	2,467,422	2,213,945
Real estate
Residential mortgage	612,551	563,811
Residential construction	40,741	30,571
Mortgage warehouse	69,529	109,031
Total real estate	722,821	703,413
Consumer
Direct installment	56,614	63,714
Indirect installment	500,549	386,492
Home equity	410,592	290,970
Total consumer	967,755	741,176
Total loans	4,157,998	3,658,534
Allowance for credit losses	(50,464)	(54,286)
Net loans	$4,107,534	$3,604,248
As of December 31, 2022 and 2021, loans originated under the Federal Paycheck Protection Program (“PPP”) totaled approximately $217,000 and $25.8 million, respectively. Total loans include net deferred loan costs of $22.7 million at December 31, 2022 and $15.8 million at December 31, 2021, respectively.

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
Non–performing Loans
The following table presents non–accrual loans, loans past due over 90 days still on accrual, and troubled debt restructured loans by class of loans:

	December 31, 2022
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–performing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$3,423	$—	$—	$568	$3,991	$3,805
Non–owner occupied real estate	3,866	—	—	269	4,135	2,211
Residential spec homes	101	—	—	—	101	101
Development & spec land	815	—	—	—	815	65
Commercial and industrial	288	—	—	—	288	288
Total commercial	8,493	—	—	837	9,330	6,470
Real estate
Residential mortgage	5,479	43	1,210	1,391	8,123	8,123
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	5,479	43	1,210	1,391	8,123	8,123
Consumer
Direct installment	138	26	—	—	164	164
Indirect installment	745	23	—	—	768	768
Home equity	2,775	—	338	342	3,455	3,455
Total consumer	3,658	49	338	342	4,387	4,387
Total	$17,630	$92	$1,548	$2,570	$21,840	$18,980

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2021
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total Non–performing Loans	Non–performing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$4,247	$—	$—	$603	4,850	$2,796
Non–owner occupied real estate	761	—	285	—	1,046	1,046
Residential spec homes	—	—	—	—	—	—
Development & spec land	919	—	—	—	919	919
Commercial and industrial	694	—	—	—	694	456
Total commercial	6,621	—	285	603	7,509	5,217
Real estate
Residential mortgage	5,626	66	892	1,421	8,005	8,005
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	5,626	66	892	1,421	8,005	8,005
Consumer
Direct installment	7	—	—	—	7	7
Indirect installment	538	15	—	—	553	553
Home equity	2,170	64	344	367	2,945	2,945
Total consumer	2,715	79	344	367	3,505	3,505
Total	$14,962	$145	$1,521	$2,391	$19,019	$16,727

There was no interest income recognized on non–accrual loans during the twelve months ended December 31, 2022 and 2021 while the loans were in non–accrual status. Included in the $17.6 million of non–accrual loans and the $1.5 million of non–performing TDRs at December 31, 2022 were $1.5 million and $105,000, respectively, of loans acquired for which there were accretable yields recognized. Included in the $15.0 million of non–accrual loans and the $1.5 million of non–performing TDRs at December 31, 2021 were $2.2 million and $290,000, respectively, of loans acquired for which there were accretable yields recognized.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents the payment status by class of loan, excluding non–accrual loans of $17.6 million and non–performing TDRs of $1.5 million at December 31, 2022:

	December 31, 2022
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$590,870	$269	—	—	$269	$591,139
Non–owner occupied real estate	1,183,195	16	—	—	16	1,183,211
Residential spec homes	10,737	—	—	—	—	10,737
Development & spec land	26,513	—	30	—	30	26,543
Commercial and industrial	646,792	507	—	—	507	647,299
Total commercial	2,458,107	792	30	—	822	2,458,929
Real estate
Residential mortgage	603,630	1,980	209	43	2,232	605,862
Residential construction	40,741	—	—	—	—	40,741
Mortgage warehouse	69,529	—	—	—	—	69,529
Total real estate	713,900	1,980	209	43	2,232	716,132
Consumer
Direct installment	56,266	168	16	26	210	56,476
Indirect installment	494,341	4,536	904	23	5,463	499,804
Home equity	405,405	1,413	661	—	2,074	407,479
Total consumer	956,012	6,117	1,581	49	7,747	963,759
Total	$4,128,019	$8,889	$1,820	$92	$10,801	$4,138,820

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents the payment status by class of loans, excluding non–accrual loans of $15.0 million and non–performing TDRs $1.5 million of at December 31, 2021:

	December 31, 2021
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total
Commercial
Owner occupied real estate	$555,851	$789	$—	$—	$789	$556,640
Non–owner occupied real estate	1,085,716	1,708	—	—	1,708	1,087,424
Residential spec homes	9,907	—	—	—	—	9,907
Development & spec land	23,496	58	—	—	58	23,554
Commercial and industrial	528,461	974	79	—	1,053	529,514
Total commercial	2,203,431	3,529	79	—	3,608	2,207,039
Real estate
Residential mortgage	556,128	834	265	66	1,165	557,293
Residential construction	30,571	—	—	—	—	30,571
Mortgage warehouse	109,031	—	—	—	—	109,031
Total real estate	695,730	834	265	66	1,165	696,895
Consumer
Direct installment	63,295	409	3	—	412	63,707
Indirect installment	383,532	2,271	136	15	2,422	385,954
Home equity	287,382	849	161	64	1,074	288,456
Total consumer	734,209	3,529	300	79	3,908	738,117
Total	$3,633,370	$7,892	$644	$145	$8,681	$3,642,051
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
At December 31, 2022 and 2021, the type of concessions the Company has made on restructured loans has been temporary rate reductions and/or reductions in monthly payments, and there have been no restructured loans with modified recorded balances. Any modification to a loan that is a concession and is not in the normal course of lending is considered a restructured loan. A restructured loan is returned to accruing status after six consecutive payments but is still reported as a TDR unless the loan bears interest at a market rate. As of December 31, 2022, the Company had $4.1 million in TDRs and $2.6 million were performing according to the restructured terms and four TDRs were returned to accrual status during 2022. As of December 31, 2021, the Company had $3.9 million in TDRs and $2.4 million were performing according to the restructured terms and five TDRs was returned to accrual status during 2021. There were no specific reserves allocated to TDRs at December 31, 2022 or 2021 based on the discounted cash flows or, when appropriate, the fair value of the collateral. These TDRs are exclusive of loans modified under the CARES Act during 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents TDRs by loan portfolio:

	December 31, 2022			December 31, 2021
	Non–accrual	Accruing	Total	Non-accrual	Accruing	Total
Commercial
Owner occupied real estate	$—	$568	$568	$—	$603	$603
Non–owner occupied real estate	—	269	269	285	—	285
Residential spec homes	—	—	—	—	—	—
Development & spec land	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Total commercial	—	837	837	285	603	888
Real estate
Residential mortgage	1,210	1,391	2,601	892	1,421	2,313
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	1,210	1,391	2,601	892	1,421	2,313
Consumer
Direct installment	—	—	—	—	—	—
Indirect installment	—	—	—	—	—	—
Home equity	338	342	680	344	367	711
Total consumer	338	342	680	344	367	711
Total	$1,548	$2,570	$4,118	$1,521	$2,391	$3,912

Loans Modified under the CARES Act
The Bank has elected (i) to suspend the requirements under GAAP for loan modifications related to the COVID–19 pandemic that would otherwise be categorized as a TDR; and (ii) to suspend any determination of a loan modified as a result of the effects of COVID–19 pandemic as being a TDR, including impairment for accounting purposes. At December 31, 2022 and 2021, the Bank modified loans totaling $34,000 and $10.9 million, respectively, which qualify for treatment under the CARES Act.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The tables below present the amortized cost basis and ACL allocated for collateral dependent loans in accordance with ASC326, which are individually evaluated to determine expected credit losses, at December 31, 2022 and 2021.

	December 31, 2022
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$3,905	$95	$—	$4,000	$215
Non–owner occupied real estate	4,135	—	—	4,135	988
Residential spec homes	101	—	—	101	—
Development & spec land	815	—	—	815	36
Commercial and industrial	—	248	31	279	—
Total commercial	8,956	343	31	9,330	1,239
Total collateral dependent loans	$8,956	$343	$31	$9,330	$1,239

	December 31, 2021
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$11,201	$103	$—	$11,304	$632
Non–owner occupied real estate	2,068	—	—	2,068	—
Development & spec land	919	—	—	919	—
Commercial and industrial	427	1,218	—	1,645	128
Total commercial	14,615	1,321	—	15,936	760
Total collateral dependent loans	$14,615	$1,321	$—	$15,936	$760
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following tables present loans by credit grades and origination year at December 31, 2022.

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$102,986	$78,420	$50,751	$50,807	$38,518	$168,574	$76,493	$566,549
Special Mention	—	6,677	—	7	—	2,729	83	9,496
Substandard	1,016	253	983	834	3,116	9,439	2,876	18,517
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$104,002	$85,350	$51,734	$51,648	$41,634	$180,742	$79,452	$594,562

Non–owner occupied real estate
Pass	$186,272	$176,077	$134,395	$96,566	$57,382	$305,264	$182,681	$1,138,637
Special Mention	—	1,415	265	883	39,239	617	—	42,419
Substandard	—	—	246	—	3,532	2,243	—	6,021
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$186,272	$177,492	$134,906	$97,449	$100,153	$308,124	$182,681	$1,187,077

Residential spec homes
Pass	$379	$3,957	$146	$—	$—	$1,922	$4,334	$10,738
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	100	100
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$379	$3,957	$146	$—	$—	$1,922	$4,434	$10,838

Development & spec land
Pass	$1,586	$1,230	$449	$270	$5	$9,739	$13,008	$26,287
Special Mention	—	—	—	—	—	145	—	145
Substandard	—	—	—	—	—	178	748	926
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$1,586	$1,230	$449	$270	$5	$10,062	$13,756	$27,358

Commercial & industrial
Pass	$207,019	$139,759	$32,997	$34,303	$41,044	$119,850	$49,859	$624,831
Special Mention	718	368	31	562	706	2,251	—	4,636
Substandard	—	2,720	2,216	532	1,618	5,517	5,517	18,120
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	207,737	142,847	35,244	35,397	43,368	127,618	55,376	647,587
Total commercial	$499,976	$410,876	$222,479	$184,764	$185,160	$628,468	$335,699	$2,467,422

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$107,224	$156,595	$91,314	$33,768	$36,147	$178,588	$792	$604,428
Non–performing	—	493	285	623	631	6,091	—	8,123
Total residential mortgage	$107,224	$157,088	$91,599	$34,391	$36,778	$184,679	$792	$612,551

Residential construction
Performing	$187	$—	$—	$—	$—	$—	$40,554	$40,741
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$187	$—	$—	$—	$—	$—	$40,554	$40,741

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$69,529	$69,529
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	—	—	—	—	—	—	69,529	69,529
Total real estate	$107,411	$157,088	$91,599	$34,391	$36,778	$184,679	$110,875	$722,821

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$19,851	$12,708	$7,204	$7,682	$3,952	$5,044	$9	$56,450
Non–performing	—	50	13	65	25	11	—	164
Total direct installment	$19,851	$12,758	$7,217	$7,747	$3,977	$5,055	$9	$56,614

Indirect installment
Performing	$259,446	$118,961	$60,062	$34,576	$19,062	$7,674	$—	$499,781
Non–performing	27	169	210	181	101	80	—	768
Total indirect installment	$259,473	$119,130	$60,272	$34,757	$19,163	$7,754	$—	$500,549

Home equity
Performing	$160,124	$85,254	$41,438	$26,984	$21,606	$64,642	$7,089	$407,137
Non–performing	108	16	19	140	152	1,077	1,943	3,455
Total home equity	160,232	85,270	41,457	27,124	21,758	65,719	9,032	410,592
Total consumer	$439,556	$217,158	$108,946	$69,628	$44,898	$78,528	$9,041	$967,755

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents loans by credit grades at December 31, 2021.

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$86,798	$58,789	$61,134	$43,903	$46,530	$159,351	$60,539	$517,044
Special Mention	—	72	2,685	3,194	7,279	11,451	1,345	26,026
Substandard	—	1,003	1,312	3,192	1,957	9,579	774	17,817
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$86,798	$59,864	$65,131	$50,289	$55,766	$180,381	$62,658	$560,887

Non–owner occupied real estate
Pass	$175,538	$108,465	$120,561	$59,596	$126,334	$260,362	$178,928	$1,029,784
Special Mention	—	839	1,192	34,412	999	3,850	515	41,807
Substandard	720	—	6,045	1,096	425	7,793	800	16,879
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$176,258	$109,304	$127,798	$95,104	$127,758	$272,005	$180,243	$1,088,470

Residential spec homes
Pass	$1,115	$254	$155	$—	$—	$1,346	$7,037	$9,907
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$1,115	$254	$155	$—	$—	$1,346	$7,037	$9,907

Development & spec land
Pass	$2,282	$536	$503	$11	$3,583	$8,496	$7,837	$23,248
Special Mention	—	—	—	—	—	177	—	177
Substandard	—	—	—	—	11	289	748	1,048
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$2,282	$536	$503	$11	$3,594	$8,962	$8,585	$24,473

Commercial & industrial
Pass	$198,482	$48,245	$43,003	$47,986	$64,292	$69,589	$23,647	$495,244
Special Mention	592	3,278	2,090	4,588	3,781	7,427	3,295	25,051
Substandard	111	143	1,211	3,936	1,313	1,847	1,352	9,913
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	199,185	51,666	46,304	56,510	69,386	78,863	28,294	530,208
Total commercial	$465,638	$221,624	$239,891	$201,914	$256,504	$541,557	$286,817	$2,213,945

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$116,118	$105,051	$44,691	$50,778	$56,330	$182,838	$—	$555,806
Non–performing	—	78	448	854	66	6,559	—	8,005
Total residential mortgage	$116,118	$105,129	$45,139	$51,632	$56,396	$189,397	$—	$563,811

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$30,571	$30,571
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$30,571	$30,571

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$109,031	$109,031
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	—	—	—	—	—	—	109,031	109,031
Total real estate	$116,118	$105,129	$45,139	$51,632	$56,396	$189,397	$139,602	$703,413

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$18,826	$12,756	$13,390	$7,027	$6,036	$5,577	$95	$63,707
Non–performing	—	—	—	—	1	6	—	7
Total direct installment	$18,826	$12,756	$13,390	$7,027	$6,037	$5,583	$95	$63,714

Indirect installment
Performing	$166,188	$94,835	$61,110	$41,451	$17,650	$4,705	$—	$385,939
Non–performing	46	93	162	92	88	72	—	553
Total indirect installment	$166,234	$94,928	$61,272	$41,543	$17,738	$4,777	$—	$386,492

Home equity
Performing	$80,389	$51,856	$34,603	$26,924	$22,495	$65,059	$6,699	$288,025
Non–performing	9	114	37	90	166	1,321	1,208	2,945
Total home equity	80,398	51,970	34,640	27,014	22,661	66,380	7,907	290,970
Total consumer	$265,458	$159,654	$109,302	$75,584	$46,436	$76,740	$8,002	$741,176

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 6 – Allowance for Credit and Loan Losses
The following table represents, by loan portfolio segment, a summary of changes in the ACL on loans for the twelve months ended December 31, 2022 and 2021.

	Twelve Months Ended December 31, 2022
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$40,775	$3,856	$1,059	$8,596	$54,286
Credit loss expense (recovery)	(7,650)	1,668	(39)	3,802	(2,219)
PCD loans charge–offs	(760)	—	—	—	(760)
Charge–offs	(266)	(97)	—	(2,231)	(2,594)
Recoveries	346	150	—	1,255	1,751
Balance, end of period	$32,445	$5,577	$1,020	$11,422	$50,464

	Twelve Months Ended December 31, 2021
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$42,210	$4,620	$1,267	$8,930	$57,027
Credit loss expense (recovery)	(1,320)	(755)	(208)	199	(2,084)
PCD loan charge–offs	984	—	—	—	984
Charge–offs	(1,368)	(159)	—	(1,272)	(2,799)
Recoveries	269	150	—	739	1,158
Balance, end of period	$40,775	$3,856	$1,059	$8,596	$54,286

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
Note 7 – Premises and Equipment

	December 31 2022	December 31 2021
Land	$30,257	$28,079
Buildings and improvements	85,977	86,507
Furniture and equipment	35,044	33,136
Total cost	151,278	147,722
Accumulated depreciation	(58,601)	(54,281)
Net premises and equipment	$92,677	$93,441

Note 8 – Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.532 billion and $1.540 billion at December 31, 2022 and 2021.
Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights. Mortgage servicing rights are included in other assets on the balance sheets as of December 31, 2022 and 2021.

	December 31 2022	December 31 2021	December 31 2020
Mortgage servicing rights
Balances, January 1	$17,780	$17,644	$15,046
Servicing rights capitalized	3,184	4,209	5,530
Amortization of servicing rights	(2,345)	(4,073)	(2,932)
Balances, December 31	18,619	17,780	17,644
Impairment allowance
Balances, January 1	(2,594)	(5,172)	(719)
Additions	—	—	(5,106)
Reductions	2,594	2,578	653
Balances, December 31	—	(2,594)	(5,172)
Mortgage servicing rights, net	$18,619	$15,186	$12,472

Fair value, beginning of period	$15,236	$12,356	$14,405
Fair value, end of period	$19,992	$15,236	$12,356

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 9 – Goodwill and Intangible Assets

	December 31 2022	December 31 2021
Balance, January 1	$154,572	$151,238
Goodwill acquired	—	3,334
Measurement period adjustment	639	—
Balances, December 31	$155,211	$154,572
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
No impairment loss was recorded in 2022 or 2021. The Company tested goodwill for impairment during 2022 and 2021. In both valuations, the fair value exceeded the Company’s carrying value, therefore, it was concluded goodwill is not impaired. For additional details related to impairment testing, see the “Goodwill and Intangible Assets” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10–K.
As a result of acquisitions, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. These core deposit intangibles are being amortized over seven years to ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Core deposit intangible	$42,220	$(24,981)	$40,590	$(17,635)
Amortization expense for intangible assets totaled $3.6 million, $3.9 million, and $3.8 million for the years ended December 31, 2022, 2021 and 2020. Estimated amortization for the years ending December 31 is as follows:

Year	Amount
2023	$3,612
2024	3,403
2025	3,044
2026	2,566
2027	2,119
Thereafter	2,495
$17,239

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 10 – Deposits

	December 31 2022	December 31 2021
Non–interest bearing demand deposits	$1,277,768	$1,360,338
Interest bearing demand deposits	1,931,863	1,947,973
Money market (variable rate)	744,262	826,317
Savings deposits	906,766	937,477
Certificates of deposit of $250,000 or more	551,365	299,537
Other certificates and time deposits	445,750	431,349
Total deposits	$5,857,774	$5,802,991
Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2023	$679,021	$18,580	$697,601
2024	109,545	150,000	259,545
2025	19,057	—	19,057
2026	10,490	—	10,490
2027	10,261	—	10,261
Thereafter	161	—	161
	$828,535	$168,580	$997,115

Note 11 – Borrowings

	December 31 2022	December 31 2021
Federal Home Loan Bank advances, variable and fixed rates ranging from 1.54% to 4.90%, due at various dates through July 29, 2032	$575,376	$525,484
Securities sold under agreements to repurchase	137,871	130,798
Federal funds purchased	134,746	—
Federal Reserve Bank discount window	244,000	—
Secured borrowings	50,956	56,457
Total borrowings	$1,142,949	$712,739
The Federal Home Loan Bank advances are secured by first and second mortgage loans, commercial real estate loans and mortgage warehouse loans totaling approximately $1.6 billion. Advances are subject to restrictions or penalties in the event of prepayment. At December 31, 2022, the Bank had a total of $350.0 million in putable advances. The call dates for these advances range from January 19, 2023 to January 30, 2023 even though maturity dates extend beyond those dates.
At December 31, 2022, the Bank had available approximately $438.0 million in credit lines with various money center banks, including the FHLB.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Contractual maturities in years ending December 31 are as follows:

Year	Amount
2023	$742,684
2024	50,117
2025	73
2026	75
2027	—
Thereafter	350,000
$1,142,949

Note 12 – Repurchase Agreements
Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by federal agency collateralized mortgage obligations and federal agency mortgage-backed pools and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2022 and 2021 totaled $148.7 million and $145.2 million and the daily average of such agreements totaled $141.0 million and $123.7 million. The agreements at December 31, 2022 are overnight agreements.

The following table shows repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase–to–maturity transactions
Repurchase Agreements	$137,871	$—	$—	$—	$—	$—	$137,871
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$13,882	$—	$—	$—	$—	$—	$13,882
Federal agency mortgage–backed pools	137,646	—	—	—	—	—	137,646
Private labeled mortgage–backed pools	8,989	—	—	—	—	—	8,989
Total	$160,517	$—	$—	$—	$—	$—	$160,517

Note 13 – Subordinated Notes
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

Note 14 – Junior Subordinated Debentures Issued to Capital Trusts
In October of 2004, Horizon formed Horizon Statutory Trust II (“Trust II”), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 1.95% (6.72% at December 31, 2022) and mature on November 23, 2034, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $17,500 were capitalized and were amortized to October 31, 2009, the first call date of the securities.
In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (“Trust III”), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 1.65% (6.42% at December 31, 2022) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par. Costs associated with the issuance of the securities totaling $12,647 were capitalized and are being amortized to the first call date of the securities.
The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (“Alliance Trust”), to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 2.65% (7.42% at

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

December 31, 2022) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.
The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (“Am Tru Trust”), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 2.85% (7.62% at December 31, 2022) and mature in December 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $3.5 million, net of the remaining purchase discount, at December 31, 2022.
The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (“Heartland Trust”), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 1.67% (6.44% at December 31, 2022) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $2.1 million, net of the remaining purchase discount, at December 31, 2022.
The Company assumed additional debentures as the result of the LaPorte merger in July 2016. In October 2007, LaPorte assumed debentures as the result of its acquisition of City Savings Financial Corporation (“City Savings”). In June 2003, City Savings formed City Savings Statutory Trust I a wholly owned business trust (“City Savings Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from City Savings. The junior subordinated debentures are the sole assets of City Savings Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 3.10% (7.87% at December 31, 2022) and mature in June 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $4.5 million, net of the remaining purchase discount, at December 31, 2022.
The Company assumed additional debentures as the result of the Salin merger in March 2019. In October 2003, Salin Bancshares, Inc. (“Salin”) formed Salin Statutory Trust I (“Salin Trust”), to sell $20.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Salin. The junior subordinated debentures are the sole assets of Salin Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the securities bear interest at a rate of 90–day LIBOR plus 2.95% (7.72% at December 31, 2022) and mature in October 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $18.1 million, net of the remaining purchase discount, at December 31, 2022.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
Note 15 – Employee Stock Ownership Plan
Effective January 1, 2007, Horizon converted its stock bonus plan to an employee stock ownership plan (“ESOP”). Prior to that date, Horizon maintained an employee stock bonus plan that covered substantially all employees. The stock bonus plan was noncontributory, and Horizon made matching contributions of amounts contributed by the employees to the Employee Thrift Plan and discretionary contributions. Prior to the establishment of the employee stock bonus plan, Horizon maintained an ESOP that was terminated in 1999. The prior ESOP accounts of active

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

employees and the discretionary accounts of active employees remain in the new ESOP. The Matching contribution accounts under the stock bonus plan were transferred to the Employee Thrift Plan. Horizon's ESOP was terminated on July 1, 2021. The Internal Revenue Service issued a favorable determination letter on October 29, 2021, and the Plan distributed all assets to participants in 2022.
Total cash contributions and expense recorded for the ESOP was $0 in 2022, $0 in 2021 and $591,000 in 2020.
The ESOP, which was not leveraged, owned no shares of Horizon’s stock as of December 31, 2022.

Note 16 – Employee Benefit Plans
The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the Plan totaled approximately $1.9 million in 2022, $1.5 million in 2021 and $1.4 million in 2020.
The Plan owned a total of 799,956 shares of Horizon’s stock or 1.8% of the outstanding shares as of December 31, 2022.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 17 – Income Tax

	December 31 2022	December 31 2021	December 31 2020
Income tax expense
Currently payable
Federal	$9,111	$11,742	$16,914
State	888	1,303	2,377
Deferred
Federal	2,208	2,056	(7,970)
State	(31)	255	(1,451)
Total income tax expense	$12,176	$15,356	$9,870
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 21%	$22,173	$21,514	$16,457
Tax exempt interest	(6,623)	(5,362)	(4,090)
Tax exempt BOLI income	(746)	(604)	(531)
Stock compensation	(232)	(250)	(160)
Other tax exempt income	(454)	(404)	(334)
State tax	676	1,231	733
Tax credit investments	(2,774)	(981)	(2,284)
Nondeductible and other	156	212	79
Actual tax expense	$12,176	$15,356	$9,870

	December 31 2022	December 31 2021
Assets
Allowance for loan losses	$12,762	$13,707
Net operating loss and tax credits	9,313	—
Director and employee benefits	2,019	2,094
Unrealized loss on AFS securities and cash flow hedge	28,230	—
Other	555	1,785
Total assets	52,879	17,586
Liabilities
Depreciation	(4,599)	(4,540)
State tax	(262)	(261)
Federal Home Loan Bank stock dividends	(368)	(371)
Difference in basis of intangible assets	(4,440)	(3,476)
Fair value adjustment on acquisitions	(2,807)	(3,435)
Unrealized gain on AFS securities and cash flow hedge	—	(1,953)
Other	(68)	(222)
Total liabilities	(12,544)	(14,258)
Net deferred tax asset/(liability)	$40,335	$3,328
During 2022, the Company generated a state net operating loss of $6.2 million that may be carried forward for 15 years. Additionally, the Company generated tax credits resulting in a carryforward of $9.0 million. These credits may be carried forward for 20 years. The Company expects to generate sufficient taxable income in the future to utilize the losses and credit carryforwards.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Retained earnings of the Bank include approximately $12.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions income to bad debt deductions as of December 31, 1987 for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $2.7 million at December 31, 2022.
The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2019.
Note 18 – Accumulated Other Comprehensive Gain (Loss)
The components of accumulated other comprehensive gain (loss) included in capital are as follows:

	December 31 2022	December 31 2021
Unrealized gain (loss) on securities available for sale	$(140,144)	$7,201
Unamortized gain on securities held to maturity, previously transferred from AFS	3,740	5,770
Unrealized gain (loss) on derivative instruments	1,976	(3,673)
Tax effect	28,230	(1,953)
Total accumulated other comprehensive income (loss)	$(106,198)	$7,345

Note 19 – Commitments, Off–Balance Sheet Risk and Contingencies
The Bank was not required to have any cash on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2022. These balances would be included in cash and cash equivalents and would not earn interest.
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
At December 31, 2022 and 2021, commitments to make loans amounted to approximately $1.5 billion and $1.3 billion and commitments under outstanding standby letters of credit amounted to approximately $17.8 million and $12.7 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Company determines the estimated amount of expected credit extensions based on historical usage to calculate the amount of exposure for a loss estimate. After review of the expected credit losses on off–balance sheet exposures, the Company determined the amount not being recorded as immaterial at this time. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, or leverage ratio. For December 31, 2022 and 2021, Basel III rules require the Company and Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.
To be categorized as well capitalized, the Company and Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk- based and Tier I leverage ratios as set forth in the table below. As of December 31, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the year ending December 31, 2022 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies. As indicated in Note 1, the Company adopted ASC 326 and has elected to apply the CECL transition provisions.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Horizon and the Bank’s actual and required capital ratios as of December 31, 2022 and 2021 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital (to risk–weighted assets)(1)
Consolidated	$776,390	14.37%	$432,172	8.00%	$567,226	10.50%	N/A	N/A
Bank	726,339	13.59%	427,456	8.00%	561,036	10.50%	$534,320	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	729,835	13.51%	324,129	6.00%	459,183	8.50%	N/A	N/A
Bank	679,784	12.72%	320,592	6.00%	454,172	8.50%	427,456	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	609,630	11.28%	243,097	4.50%	378,151	7.00%	N/A	N/A
Bank	679,784	12.72%	240,444	4.50%	374,024	7.00%	347,308	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	729,835	10.03%	291,122	4.00%	291,122	4.00%	N/A	N/A
Bank	679,784	8.89%	305,996	4.00%	305,996	4.00%	382,495	5.00%
December 31, 2021
Total capital (to risk–weighted assets)(1)
Consolidated	$708,198	15.71%	$360,737	8.00%	$473,468	10.500%	N/A	N/A
Bank	664,061	14.72%	361,015	8.00%	473,832	10.500%	$451,269	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	661,729	14.68%	270,553	6.00%	383,284	8.500%	N/A	N/A
Bank	617,592	13.69%	270,761	6.00%	383,578	8.500%	361,015	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	541,920	12.02%	202,915	4.50%	315,645	7.500%	N/A	N/A
Bank	617,592	13.69%	203,071	4.50%	315,888	7.500%	293,325	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	661,729	9.05%	292,335	4.00%	292,335	4.000%	N/A	N/A
Bank	617,592	8.50%	29,064	4.00%	290,646	4.000%	363,307	5.00%
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 21 – Share–Based Compensation
A summary of option activity under the Horizon Bancorp 2003 Omnibus Equity Incentive Plan (“2003 Plan”) as of December 31, 2022, and changes during the year then ended, is presented below:

	Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	4,050	$7.49
Granted	—	—
Exercised	(4,050)	7.49
Forfeited	—	—
Outstanding, end of year	—	—	0	$—
Exercisable, end of year	—	—	0	—
As of December 31, 2022, there are no outstanding awards issued under the 2003 Plan
On June 18, 2013, the Board of Directors adopted the Horizon Bancorp 2013 Omnibus Equity Incentive Plan (“2013 Plan”), which was approved by the Company’s shareholders on May 8, 2014. Under the 2013 Plan, Horizon may issue up to 1,556,325 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2013 Plan limits the number of shares available to 225,000 for incentive stock options and to 900,000 for the grant of non–option awards. The shares available for issuance under the 2013 Plan may be divided among the various types of awards and among the participants as the Committee determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2013 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. The 2013 Plan was amended on May 3, 2018, upon shareholder approval, primarily to allow grants of other types of stock–based awards, such as awards valued in whole or in part by reference to the value of shares of Horizon common stock. All share data has been adjusted for the 3:2 stock split on June 15, 2018 and November 14, 2016.
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
The fair value of options granted is estimated on the date of the grant using an option–pricing model. There have been no options granted since 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

A summary of option activity under the 2013 Plan as of December 31, 2022, and changes during the year then ended, is presented below:

	Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	200,878	$14.46
Granted	—	—
Exercised	(32,365)	13.51
Forfeited	(500)	16.76
Outstanding, end of year	168,013	14.64	3.92	$339,389
Exercisable, end of year	168,013	14.64	3.92	339,389
There have been no options granted during the years 2022, 2021 and 2020.
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
The performance shares that are awarded become earned and vested based on the achievement of certain performance goals during a performance period as established by the Committee at the time of each grant. The performance goals under the presently–awarded grant agreements are based on a comparison of the Company’s average performance over the performance period for the return on common equity, compounded annual growth rate of total assets, and return on average assets, all as relative to the average performance for publicly traded banks with total assets between $5 billion and $10 billion on the SNL Bank Index. Holders of performance awards receive pass–through dividends but do not have any voting rights before the performance shares are earned and vested.
The option shares granted under the 2021 Plan vest at a rate designated per the individual agreements.
A summary of the status of Horizon’s non–vested restricted and performance shares as of December 31, 2022 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non–vested, beginning of year	423,309	$14.78
Vested	(97,014)	16.63
Granted	220,073	19.90
Forfeited	(25,909)	14.31
Non–vested, end of year	520,459	16.45

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Compensation expense recognized in the income statement for option–based payment arrangements during 2022, 2021 and 2020 was $13,000, $68,000 and $132,000. The recognized tax benefit related thereto was approximately $3,000, $14,000 and $28,000 for the years ended December 31, 2022, 2021 and 2020. No stock options were granted during 2022 or 2021.
Compensation expense recognized in the income statement for restricted share and performance share based payment arrangements during 2022, 2021 and 2020 was $2.5 million, $1.8 million, and $1.2 million. The recognized tax benefit related thereto was approximately $517,000, $368,000, and $253,000 for the years ended December 31, 2022, 2021 and 2020.
Cash received from option exercise under all share–based payment arrangements for the years ended December 31, 2022, 2021 and 2020 was $145,000, $1.1 million, and $255,000. The actual tax benefit realized for the tax deductions from option exercise of the share–based payment arrangements totaled $126,000, $334,000, and $59,000, for the years ended December 31, 2022, 2021 and 2020.
As of December 31, 2022, there was $4.8 million of total unrecognized compensation cost related to all non–vested share–based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted–average period of 2.75 years. Under all plans, forfeitures of share–based compensation grants are recognized as they occur.

Note 22 – Derivative Financial Instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt which matured on December 16, 2021. The agreement provided for the Company to receive interest from the counterparty at three months LIBOR and to pay interest to the counterparty at a weighted average fixed rate of 4.20% on a notional amount of $12.0 million. Under the agreement, the Company paid or received the net interest amount monthly, with the monthly settlements included in interest expense.
The Company assumed an additional interest rate swap agreement as the result of the LaPorte acquisition in July 2016 which matured on March 15, 2021. The agreement provided for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a weighted average rate of 2.62% on a notional amount of $10.0 million. Under the agreement, the Company paid or received the net interest amount monthly, with the monthly settlements included in interest expense.
On July 20, 2018, the Company entered into an interest rate swap agreement for an additional portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counter party at a rate of 2.81% on a notional amount of $50.0 million at December 31, 2022 and 2021. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense.
Management has designated the interest rate swap agreements as cash flow hedging instruments. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. At December 31, 2022, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following tables present a summary of interest rate swap derivatives designated as cash flow accounting hedges of variable rate liabilities used in the Company's asset/liability management activities at December 31, 2022 and 2021.

	December 31, 2022
				Weighted Average Rate
Cash Flow Hedges	Notional Amount	Weighted Average Remaining Maturity (years)	Fair Value	Receive	Pay
Interest rate swaps	$50,000	3.6 years	$1,976	1 month LIBOR	2.81%

	December 31, 2021
				Weighted Average Rate
Cash Flow Hedges	Notional Amount	Weighted Average Remaining Maturity (years)	Fair Value	Receive	Pay
Interest rate swaps	$50,000	4.6 years	$(3,673)	1 month LIBOR	2.81%
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. The Company has also entered into interest rate swap agreements on individual security agreements, converting the fixed rate security to a variable rate. At December 31, 2022, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan and security agreements are recorded as gains or losses in non–interest income. The fair value hedges are considered to be highly effective. The notional amounts of the loan and security agreements being hedged were $514.6 million at December 31, 2022 and $489.0 million at December 31, 2021.
Other Derivative Instruments
The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2022, the Company’s fair values of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	December 31, 2022		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	$50,000	$1,976	$—	$—
Total derivatives designated as hedging instruments	50,000	1,976	—	—
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	514,551	42,619	514,551	42,619
Mortgage loan contracts	—	—	13,800	50
Commitments to originate mortgage loans	12,179	284	—	—
Total derivatives not designated as hedging instruments	526,730	42,903	528,351	42,669
Total derivatives	$576,730	$44,879	$528,351	$42,669

	Asset Derivatives		Liability Derivatives
	December 31, 2021		December 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	$—	$—	$50,000	$3,673
Total derivatives designated as hedging instruments	—	—	50,000	3,673
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedge	488,967	14,419	488,967	14,419
Mortgage loan contracts	—	—	43,630	238
Commitments to originate mortgage loans	32,584	1,037	—	—
Total derivatives not designated as hedging instruments	521,551	15,456	532,597	14,657
Total derivatives	$521,551	$15,456	$582,597	$18,330
The effect of the derivative instruments on the consolidated statement of comprehensive income (loss) for the 12–month periods ended December 31 is as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative Years Ended December 31
	2022	2021	2020
Derivatives in cash flow hedging relationship
Interest rate contracts	$4,463	$3,610	$(3,004)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The effect of the derivative instruments on the consolidated statements of income for the 12–month periods ended December 31 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2022	2021	2020
Derivative designated as hedging instruments
Interest rate contracts – cash flow hedges	Interest expense – Borrowings	$(628)	$(1,901)	$(1,838)
Total		$(628)	$(1,901)	$(1,838)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2022	2021	2020
Derivative not designated as hedging instruments
Interest rate contracts – fair value hedge	Interest income – loans receivable	$(39)	$(372)	$(223)
Interest rate contracts – fair value hedge	Interest income – investment securities	(99)	(267)	(183)
Mortgage loan contracts	Non–interest income – Gain on sale of loans	188	(238)	38
Commitments to originate mortgage loans	Non–interest income – Gain on sale of loans	(753)	(8)	781
Total		$(703)	$(885)	$413

Note 23 – Disclosures about fair value of assets and liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:
Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2022.
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
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$267,179	$—	$267,179	$—
State and municipal	433,544	—	433,544	—
Federal agency collateralized mortgage obligations	31,215	—	31,215	—
Federal agency mortgage–backed pools	190,656	—	190,656	—
Corporate notes	74,964	—	74,964	—
Total available for sale securities	997,558	—	997,558	—
Interest rate swap agreements asset	44,595	—	44,595	—
Commitments to originate mortgage loans	284	—	284	—
Interest rate swap agreements liability	(42,619)	—	(42,619)	—
Mortgage loan contracts	(50)	—	(50)	—

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
The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheets using significant unobservable Level 3 inputs for the year ended December 31, 2022.

	Available for Sale Securities
	Years Ended December 31
	2022	2021
Beginning balance	$125,496	$—
Transfer to Level 2	(125,496)	—
Included in other comprehensive income	—	(134)
Purchases, issuances and settlements	—	125,630
Principal payments	—	—
Ending balance	$—	$125,496
Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Collateral dependent loans	$8,091	$—	$—	$8,091
December 31, 2021
Collateral dependent loans	$15,176	$—	$—	$15,176
Mortgage servicing rights	15,186	—	—	15,186

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
Mortgage Servicing Rights (MSRs): MSRs do not trade in an active market with readily observable prices. Accordingly, the fair value of these assets is classified as Level 3. The Company's fair value of MSRs is calculated by pooling loans into buckets of homogeneous characteristics and performing a present value analysis of the future cash flows. The buckets are created based on individual loans characteristics such as loan age, note rate, product type, and the investor remittance schedule. For each individual buckets the Company models the unique expected future cash flow. The model utilizes assumptions to estimate future cash flow, including estimates of prepayment, discount rates, servicing costs, ancillary income, escrow calculations and delinquencies. The Company reviews the valuation assumptions against this market data for reasonableness and adjusts the assumptions if deemed appropriate.
The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2022 and 2021.

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$8,091	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0.0%–100.0% (13.3%)

	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
State and municipal securities	$120,464	Grid pricing	Maturity date, Weighted average coupon	1 month–16 years, 2.05%
Corporate securities	5,032	Grid pricing	Maturity date, Weighted average coupon	9 years–17 years, 3.97%
Collateral dependent loans	$15,176	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0.0%–54.0% (4.8%)
Mortgage servicing rights	15,186	Discounted cash flows	Discount rate, Constant prepayment rate, Probability of default	8.0%–8.0% (8.0%), 8.4%–14.6% (11.6%), 0.0%–2.0%(0.4%)

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2022 and December 31, 2021. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off-balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

	December 31, 2022
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$123,505	$123,505	$—	$—
Interest–earning time deposits	2,812	—	2,778	—
Investment securities, held to maturity	2,022,748	—	1,681,309	—
Loans held for sale	5,807	—	—	5,807
Loans (excluding loan level hedges), net	4,107,534	—	—	3,852,458
Stock in FHLB	26,677	—	26,677	—
Interest receivable	35,294	—	35,294	—
Liabilities
Non–interest bearing deposits	$1,277,768	$1,277,768	$—	$—
Interest bearing deposits	4,580,006	—	4,100,154	—
Borrowings	1,142,949	—	1,139,926	—
Subordinated notes	58,896	—	56,496	—
Junior subordinated debentures issued to capital trusts	57,027	—	51,327	—
Interest payable	5,380	—	5,380	—

	December 31, 2021
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$593,508	$593,508	$—	$—
Interest–earning time deposits	4,782	—	4,861	—
Investment securities, held to maturity	1,552,443	—	1,513,520	46,471
Loans held for sale	12,579	—	—	12,579
Loans (excluding loan level hedges), net	3,604,248	—	—	3,513,346
Stock in FHLB	24,440	—	24,440	—
Interest receivable	26,137	—	26,137	—
Liabilities
Non–interest bearing deposits	$1,360,338	$1,360,338	$—	$—
Interest bearing deposits	4,442,653	—	4,369,011	—
Borrowings	712,739	—	708,275	—
Subordinated notes	58,750	—	57,906	—
Junior subordinated debentures issued to capital trusts	56,785	—	53,420	—
Interest payable	2,235	—	2,235	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 25 – General Litigation
The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.
Note 26 – Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp, Inc.:
Condensed Balance Sheets

	December 31 2022	December 31 2021
Assets
Total cash and cash equivalents	$54,097	$53,907
Investment in subsidiaries	748,983	796,054
Other assets	10,519	9,510
Total assets	$813,599	$859,471
Liabilities
Subordinated notes	$58,896	$58,750
Junior subordinated debentures issued to capital trusts	57,027	56,785
Other liabilities	20,301	20,727
Stockholders’ Equity	677,375	723,209
Total liabilities and stockholders’ equity	$813,599	$859,471
Condensed Statements of Income

	Years Ended December 31
	2022	2021	2020
Operating Income (Expense)
Dividend income from subsidiaries	$34,750	$22,500	$61,400
Other income	45	25	106
Interest expense	(6,258)	(5,767)	(4,483)
Salaries and employee benefits	(2,551)	(1,890)	(1,997)
Other expense	(411)	(591)	(517)
Income Before Undistributed Income of Subsidiaries	25,575	14,277	54,509
Undistributed Income of Subsidiaries	66,473	71,439	13,131
Income Before Tax	92,048	85,716	67,640
Income Tax Benefit	1,360	1,375	859
Net Income Available to Common Shareholders	$93,408	$87,091	$68,499

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Condensed Statements of Comprehensive Income (Loss)

	Years Ended December 31
	2022	2021	2020
Net Income	$93,408	$87,091	$68,499
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments, net of taxes	4,463	3,610	(3,004)
Unrealized gain (loss) for the period on held to maturity securities, net of taxes	(1,603)	4,687	(46)
Unrealized gain (loss) on available for sale securities, net of taxes	(116,403)	(28,082)	27,865
Less: reclassification adjustment for realized gains included in net income, net of taxes	—	(722)	(3,395)
	(113,543)	(20,507)	21,420
Comprehensive Income (Loss)	$(20,135)	$66,584	$89,919
Condensed Statements of Cash Flows

	Years Ended December 31
	2022	2021	2020
Operating Activities
Net income	$93,408	$87,091	$68,499
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	(66,473)	(71,439)	(13,131)
Change in:
Share based compensation	2,475	1,819	1,338
Other assets	(284)	730	(20)
Other liabilities	120	946	(14)
Net cash provided by operating activities	29,246	19,147	56,672
Investing Activities
Capital contribution to subsidiary	—	(60,000)	—
Net cash used in investing activities	—	(60,000)	—
Financing Activities
Other change in borrowings	388	384	16
Repurchase of outstanding stock	—	(7,607)	(19,636)
Dividends paid on common shares	(27,765)	(24,768)	(21,183)
Proceeds from issuance of stock	—	—	1,233
Net settlement of share awards	(1,824)	(1,355)	—
Stock option exercises	145	1,062	157
Net proceeds from issuance of subordinated notes	—	—	58,824
Net cash (used in) provided by financing activities	(29,056)	(32,284)	19,411
Net Change in Cash and Cash Equivalents	190	(73,137)	76,083
Cash and Cash Equivalents at Beginning of Year	53,907	127,044	50,961
Cash and Cash Equivalents at End of Year	$54,097	$53,907	$127,044

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Horizon Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Horizon Bancorp, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2023, expressed an adverse opinion thereon.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses (“ACL”)

The Company’s loan portfolio totaled $4.2 billion as of December 31, 2022 and the allowance for credit losses on loans was $50.5 million. As more fully described in Notes 1, 5 and 6 to the Company’s consolidated financial statements, the Company estimates its exposure to expected credit losses as of the balance sheet date, for existing financial instruments held at amortized cost, securities classified as available for sale and off-balance sheet exposures, such as unfunded loan commitments, letters of credit and other financial guarantees that are not unconditionally cancellable by the Company.

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

We identified the ACL at December 31, 2022 as a critical audit matter. Auditing the ACL involved a high degree of subjectivity in evaluating management’s estimates, such as evaluating management’s identification of credit quality indicators, grouping of loans determined to be similar into pools, estimating the remaining life of loans in a pool, assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with individually evaluated loans and assessing the appropriateness of loan credit risk grades.

Our audit procedures related to the estimated allowance for credit losses at December 31, 2022 included:

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

•Testing of the loan review function and the accuracy of loan grades determined. Specifically, utilizing internal professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of allowance on specific loans.

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
/s/ FORVIS, LLP (Formerly, BKD, LLP)
We have served as the Company’s auditor since 1998.
Indianapolis, Indiana
March 15, 2023

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Shareholders
Horizon Bancorp, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Horizon Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 15, 2023, expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses has been identified and included in management’s assessment:

•Insufficient controls over the reporting, classification and disclosure of loans, investments and individual cash flows line items.

•Lack of sufficient controls around the financial reporting process that allowed for the timely release of financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of auditing procedures applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 15, 2023, on those consolidated financial statements.
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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definitions and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
/s/ FORVIS, LLP (Formerly, BKD, LLP)
Indianapolis, Indiana
March 15, 2023

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
The consolidated financial statements in the Annual Report have been audited by FORVIS, LLP, an independent registered public accounting firm, for 2022, 2021 and 2020. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

HORIZON BANCORP, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, Horizon has evaluated the effectiveness of the design and operation of its disclosure controls (as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the evaluation date, due to the material weaknesses in the Company's internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of December 31, 2022.

However, after giving full consideration to the material weaknesses described herein, and based on a number of other factors, including the completion of the Audit Committee’s review of the underlying errors, management’s internal review that identified revisions to Horizon’s previously issued financial statements, efforts to remediate the material weaknesses in internal control over financial reporting described below, and the performance of additional procedures by management designed to ensure the reliability of Horizon’s financial reporting, Horizon has concluded that the Consolidated Financial Statements included in this Annual Report on Form 10–K present fairly, in all material respects, Horizon’s financial position, the results of its operations and its cash flows for each of the periods presented in conformity with U.S. generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting

Management of Horizon is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a–15(f) under the Exchange Act. Horizon’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on management's assessment of the Company's internal control over financial reporting as of December 31, 2022, management has concluded that the Company’s internal control over financial reporting was not effective as of that date because of the material weaknesses in internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In this regard, management identified material weaknesses with respect to insufficient controls over the reporting, classification, and disclosure of loans, investments and individual cash flow line items and lack of sufficient controls around the financial reporting process that allows for the timely release of financial statements, as further described below.

Insufficient Controls With Respect to Specific Financial Statement Reporting, Classification, and Disclosure

The Company identified a material weakness with respect to insufficient controls over the reporting, classification and disclosure of loans, investments and individual cash flow line items in its financial statements. More specifically, these material weaknesses resulted in accounting revisions of previously issued financial statements with respect to the classification of sold commercial loan participation balances, the reporting of indirect loan dealer reserve asset balances and related amortization expense and the classification of certain available for sale and held to maturity securities from private labeled mortgage-backed pools to federal agency mortgage pool, which revisions were previously disclosed in the press release in the Company’s Form 8–K filed January 25, 2023 (the “Earnings Release”) and the Company’s Form 10–Q filings during 2022, in addition to errors in previously issued financial statement disclosures relating to the transfer of available for sale to held to maturity securities and the cash flow classification of repurchases of outstanding stock from an investing activity to a financing activity. Principal factors contributing to the identification of this material weakness included lack of sufficient resources and training in our

HORIZON BANCORP, INC.
accounting and finance department, insufficient procedures for the preparation of financial statement disclosures and insufficient procedures for the documentation and review for financial statement disclosures.

Lack of Sufficient Controls Around the Financial Reporting Process

The Company identified a material weakness with respect to lack of sufficient controls around the financial reporting process which did not sufficiently promote the timely release of financial statements. Specifically, the Company had insufficient controls over the calculation of its public float to determine its filing deadlines with the SEC, which resulted in the late filing of this Annual Report on Form 10–K. Principal factors contributing to the identification of this material weakness included insufficient training, review process and written procedures relating to the treatment of certain shares included in the public float calculation.

No restatement of prior period financial statements and no change in previously issued financial results were required as a result of these deficiencies in internal control. The control deficiencies resulted in immaterial revisions that were corrected in the issued consolidated financial statements as of and for the fiscal year ended December 31, 2022. However, these control deficiencies create a reasonable possibility that a material misstatement of the interim or annual consolidated financial statements and disclosures would not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in internal control over financial reporting and that our internal control over financial reporting was not effective as of December 31, 2022.

Plan for Remediation of Material Weaknesses

The Company and its Board of Directors are committed to maintaining a strong internal control environment. During the first quarter of 2023, management identified the above control deficiencies that constituted material weaknesses as of December 31, 2022. Management evaluated the material weaknesses described above and during the first quarter of 2023 began (and is continuing) to implement a remediation plan to update its design and implementation of controls to remediate the aforementioned deficiencies and enhance the Company's internal control environment. In connection with this remediation plan, the Company has taken or will take the following measures to appropriately enhance its controls and procedures:

•Hiring additional resources within our accounting and finance department for financial statement preparation and review and providing additional training to implement and monitor our policies and procedures;

•Enhancing controls with additional procedures for the preparation of financial statement disclosures including the design and implementation of new financial preparation tools to allow more detailed review and documentation for review and procedures relating to the reporting, classification and disclosure of loans, investments and individual cash flow line items in the Company’s financial statements and the calculation of public float for purposes of determining SEC filing deadlines; and

•Developing enhanced documentation and review procedures for financial statement preparation and disclosures, including enhancing the financial statement review process by including additional steps in the review process with respect to the reporting, classification and disclosure of loans, investments and individual cash flow line items in its financial statements and the calculation of the Company’s public float for purposes of determining SEC filing deadlines.

The material weaknesses will not be considered remediated until the controls have operated effectively, as evidenced through testing, for a sufficient amount of time.
Attestation Report of Registered Public Accounting Firm

FORVIS, LLP (formerly BKD, LLP), an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report, which expresses an adverse opinion of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, is included in this Annual Report on Form 10–K in Item 8, following FORVIS, LLP’s audit report.

HORIZON BANCORP, INC.
Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that except for the material weaknesses described above, no changes in the Company's internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

HORIZON BANCORP, INC.
PART III
Certain information is omitted from this report pursuant to General Instruction G. (3) of Form 10–K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2022.
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
ITEM 11. EXECUTIVE COMPENSATION
The information on executive and director compensation and compensation committee matters required by this item can be found in the Proxy Statement under “Corporate Governance,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables” and “Compensation of Directors” and is incorporated into this report and item by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	168,013	$14.64	1,446,605
Equity compensation plans not approved by security holders	—	$—	—
	168,013	$14.32	1,446,605
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed As Part of This Annual Report on Form 10–K:
1.    Financial Statements
The following financial statements are filed as part of this document under Item 8:
Consolidated Balance Sheets at December 31, 2022 and 2021
Consolidated Statements of Income, years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Comprehensive Income, years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity, years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows, years ended December 31, 2022, 2021 and 2020 Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
2.    Financial Statement Schedules
Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.
3.    Exhibits
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number	Description	Incorporated by Reference/Attached

3.1	Amended and Restated Articles of Incorporation of Horizon Bancorp, Inc. effective May 16, 2018	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8–K filed on May 16, 2018

3.2	Amended and Restated Bylaws of Horizon Bancorp, Inc.	Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8–K filed on December 20, 2022

4.1	Description of Common Stock	Incorporated by reference to Exhibit 4.1 to Registrant's Form 10–K for the year ended December 31, 2020

4.2	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10–K for the year ended December 31, 2009

4.3	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10–K for the year ended December 31, 2009

4.4	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8–K filed on December 21, 2006

4.5	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8–K filed on December 21, 2006

4.6	Indenture for Subordinated Debt, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.1 to Registrant's Form 8–K filed on June 24, 2020

4.7	First Supplemental Indenture, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.2 to Registrant's Form 8–K filed on June 24, 2020

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
10.1*	Horizon Bancorp Amended 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders

10.2*	Form of Restricted Stock Award Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10–K for the year ended December 31, 2009

10.3*	Form of Option Grant Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10–K for the year ended December 31, 2009

10.4*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders

10.5*	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on June 18, 2013

10.6*	Form of Nonqualified Stock Option Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on June 18, 2013

10.7*	Form of Performance Share Award Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on March 27, 2017

10.8*	Form of Performance Share Award Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on March 27, 2017

10.9*	Form of Restricted Stock Award Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9 to Registrant’s Form10–K filed on February 28, 2018

10.10*	Form of Restricted Stock Award Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10–K filed on February 28, 2018

10.11*	Horizon Bancorp, Inc. 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders

10.12*	Form of Restricted Stock Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on May 11, 2021

10.13*	Form of Restricted Stock Award Agreement (performance–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.13 to Registrant's Form 10–K filed on March 9, 2022

10.14*	Form of Restricted Stock Unit Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 to Registrant's Form 8–K filed on May 11, 2021

10.15*	Form of Restricted Stock Unit Award Agreement (performance–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.15 to Registrant's Form 10–K filed on March 9, 2022

10.16*	Form of Stock Option Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to Registrant's Form 8–K filed on May 11, 2021

10.17*	1997 Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1997, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222329)

10.18*	2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222329)

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
10.19*	1998 Directors Deferred Compensation Plan, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222330)

10.20*	Amended and Restated 2005 Directors Deferred Compensation Plan, dated December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222330)

10.21*	Description of Executive Officer Bonus Plan	Incorporated by reference to Exhibit 10.15 to Registrant's Form 10–K for the year ended December 31, 2020

10.22*	Amended and Restated Employment Agreement (Craig M. Dwight), dated January 1, 2020	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 8–K filed on January 7, 2020

10.23*	Change in Control Agreement (Craig M. Dwight), dated January 1, 2020	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on January 7, 2020

10.24*	Change in Control Agreement (Mark E. Secor), dated January 1, 2020	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8–K filed on January 7, 2020

10.25*	Change in Control Agreement (Kathie A. DeRuiter), dated January 1, 2020	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8–K filed on January 7, 2020

10.26*	Change in Control Agreement (Dennis J. Kuhn), dated January 1, 2020	Incorporated by reference to Exhibit 10.5 to Registrant’s Form 8–K filed on January 7, 2020

10.27*	Change in Control Agreement (Todd A. Etzler), dated January 1, 2020	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 8–K filed on January 7, 2020

10.28*	Employment Agreement (Thomas M. Prame), dated August 2, 2022	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K filed on August 2, 2022

10.29*	Change in Control Agreement (Thomas M. Prame), dated August 2, 2022	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on August 2, 2022

10.30*	Second Amended and Restated Employment Agreement (Craig M. Dwight), dated September 20, 2022	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K filed on September 20, 2022

10.31*	Amendment to Change in Control Agreement (Kathie A. DeRuiter), dated December 1, 2022	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K filed on December 1, 2022

10.32*	Amendment to Change in Control Agreement (Todd A. Etzler), dated December 1, 2022	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on December 1, 2022

10.33*	Change in Control Agreement (Lynn M. Kerber), dated October 1, 2020	Attached

10.34*	Amendment to Change in Control Agreement (Lynn M. Kerber), dated December 1, 2022	Attached

14	Code of Ethics for Executive Officers and Directors	Incorporated by reference to Exhibit 14 to Registrant’s Form 8–K filed on December 21, 2017

21	Subsidiaries of Horizon	Attached

23	Consent of FORVIS, LLP	Attached

31.1	Certification of Craig M. Dwight pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
32.1	Certification of Craig M. Dwight pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101	Inline Interactive Data Files	Attached

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Embedded Within the Inline XBRL Document
*    Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10–K.
ITEM 16. FORM 10–K SUMMARY
Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Horizon Bancorp, Inc. Registrant

Date: March 15, 2023	By:	/s/ Craig M. Dwight
Craig M. Dwight Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2023	By:	/s/ Mark E. Secor
Mark E. Secor Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date	Signature and Title

March 15, 2023	/s/ Craig M. Dwight
Craig M. Dwight, Chairman of the Board Chief Executive Officer and Director

March 15, 2023	/s/ Susan D. Aaron
Susan D. Aaron, Director

March 15, 2023	/s/ Eric Blackhurst
Eric P. Blackhurst, Director

March 15, 2023	/s/ Lawrence E. Burnell
Lawrence E. Burnell, Director

March 15, 2023	/s/ James B. Dworkin
James B. Dworkin, Director

March 15, 2023	/s/ Julie Scheck Freigang
Julie Scheck Freigang, Director

March 15, 2023	/s/ Michele M. Magnuson
Michele M. Magnuson, Director

March 15, 2023	/s/ Peter L. Pairitz
Peter L. Pairitz, Director

March 15, 2023	/s/ Steven W. Reed
Steven W. Reed, Director

March 15, 2023	/s/ Spero W. Valavanis
Spero W. Valavanis, Director

March 15, 2023	/s/ Vanessa P. Williams
Vanessa P. Williams, Director