Form 10-Q
period 2023-03-31
HORIZON BANCORP INC /IN/
filed 2023-05-10
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,116,233     shares of Common Stock, no par value, at May 9, 2023.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$134,722	$123,505
Interest earning time deposits	3,098	2,812
Investment securities, available for sale	943,441	997,558
Investment securities, held to maturity (fair value of $1,709,392 and $1,681,309)	2,015,537	2,022,748
Loans held for sale	2,409	5,807
Loans, net of allowance for credit losses of $49,526 and $50,464	4,197,425	4,107,534
Premises and equipment, net	91,814	92,677
Federal Home Loan Bank stock	32,264	26,677
Goodwill	155,211	155,211
Other intangible assets	16,336	17,239
Interest receivable	36,428	35,294
Cash value of life insurance	147,156	146,175
Other assets	122,154	139,281
Total assets	$7,897,995	$7,872,518
Liabilities
Deposits
Non–interest bearing	$1,231,845	$1,277,768
Interest bearing	4,470,100	4,580,006
Total deposits	5,701,945	5,857,774
Borrowings	1,311,927	1,142,949
Subordinated notes	58,933	58,896
Junior subordinated debentures issued to capital trusts	57,087	57,027
Interest payable	5,922	5,380
Other liabilities	59,622	73,117
Total liabilities	7,195,436	7,195,143
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued and Outstanding 44,041,213 and 43,937,889 shares	—	—
Additional paid-in capital	354,035	354,188
Retained earnings	440,556	429,385
Accumulated other comprehensive loss	(92,032)	(106,198)
Total stockholders’ equity	702,559	677,375
Total liabilities and stockholders’ equity	$7,897,995	$7,872,518
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2023	2022
Interest Income
Loans receivable	$55,364	$36,539
Investment securities – taxable	8,725	7,391
Investment securities – tax exempt	7,556	6,697
Other	153	115
Total interest income	71,798	50,742
Interest Expense
Deposits	14,819	1,496
Borrowed funds	9,771	1,080
Subordinated notes	880	880
Junior subordinated debentures issued to capital trusts	1,091	455
Total interest expense	26,561	3,911
Net Interest Income	45,237	46,831
Credit loss expense (recovery)	242	(1,386)
Net Interest Income after Credit Loss Expense (Recovery)	44,995	48,217
Non–interest Income
Service charges on deposit accounts	3,028	2,795
Wire transfer fees	109	159
Interchange fees	2,867	2,780
Fiduciary activities	1,275	1,503
Losses on sale of investment securities	(500)	—
Gain on sale of mortgage loans	785	2,027
Mortgage servicing income, net	713	3,489
Increase in cash value of bank owned life insurance	981	510
Other income	362	892
Total non–interest income	9,620	14,155
Non–interest Expense
Salaries and employee benefits	18,712	19,735
Net occupancy expenses	3,563	3,561
Data processing	2,669	2,537
Professional fees	533	314
Outside services and consultants	2,717	2,525
Loan expense	1,118	1,205
FDIC insurance expense	540	725
Core deposit intangible amortization	903	926
Other losses	221	168
Other expense	3,548	3,574
Total non–interest expense	34,524	35,270
Income Before Income Taxes	20,091	27,102
Income tax expense	1,863	3,539
Net Income	$18,228	$23,563
Basic Earnings Per Share	$0.42	$0.54
Diluted Earnings Per Share	0.42	0.54
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2023	2022
Net Income	$18,228	$23,563
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(558)	2,746
Income tax effect	116	(577)
Changes from derivative instruments	(442)	2,169
Change in securities:
Unrealized gain (loss) for the period on available for sale securities	18,144	(80,824)
Reclassification of securities from available for sale to held to maturity	—	(794)
Amortization (accretion) from transfer of securities from available for sale to held to maturity securities	(154)	243
Reclassification adjustment for securities (gains) losses realized in income	500	—
Income tax effect	(3,882)	17,089
Unrealized gains (losses) on securities	14,608	(64,286)
Other Comprehensive Income (Loss), Net of Tax	14,166	(62,117)
Comprehensive Income (Loss)	$32,394	$(38,554)
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2022	$—	$—	$352,122	$363,742	$7,345	$723,209
Net income	—	—	—	23,563	—	23,563
Other comprehensive loss, net of tax	—	—	—	—	(62,117)	(62,117)
Amortization of unearned compensation	—	—	516	—	—	516
Exercise of stock options	—	—	94	—	—	94
Stock option expense	—	—	13	—	—	13
Net settlement of share awards	—	—	(1,671)	—	—	(1,671)
Stock retirement plans	—	—	448	—	—	448
Cash dividends on common stock ($0.15 per share)	—	—	—	(6,605)	—	(6,605)
Balances, March 31, 2022	$—	$—	$351,522	$380,700	$(54,772)	$677,450

Balances, January 1, 2023	$—	$—	$354,188	$429,385	$(106,198)	$677,375
Net income	—	—	—	18,228	—	18,228
Other comprehensive income, net of tax	—	—	—	—	14,166	14,166
Amortization of unearned compensation	—	—	758	—	—	758
Net settlement of share awards	—	—	(696)	—	—	(696)
Stock retirement plans	—	—	(215)	—	—	(215)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,057)	—	(7,057)
Balances, March 31, 2023	$—	$—	$354,035	$440,556	$(92,032)	$702,559
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2023	2022
Operating Activities
Net income	$18,228	$23,563
Items not requiring (providing) cash
Credit loss expense (recovery)	242	(1,386)
Depreciation and amortization	2,601	2,742
Share based compensation	758	529
Amortization of mortgage servicing rights	247	750
Impairment (recovery) of mortgage servicing rights	—	(2,594)
Premium amortization on securities, net	2,751	3,068
Loss on sale of investment securities	500	—
Gain on sale of mortgage loans	(785)	(2,027)
Proceeds from sales of loans	24,444	81,801
Loans originated for sale	(20,489)	(72,538)
Gain on cash value life insurance	(981)	(510)
Gain on sale of other real estate owned	(103)	(411)
Net change in:
Interest receivable	(1,134)	(1,339)
Interest payable	542	(815)
Other assets	3,900	657
Other liabilities	(5,410)	(3,297)
Net cash provided by operating activities	25,311	28,193
Investing Activities
Purchases of securities available for sale	(817)	(180,260)
Proceeds from sales of securities available for sale	63,527	—
Proceeds from maturities, calls and principal repayments of securities available for sale	8,386	23,089
Purchases of securities held to maturity	(7,935)	(345,794)
Proceeds from maturities, calls and principal repayments of securities held to maturity	13,406	13,136
Net change in interest earning time deposits	(286)	736
Purchase of FHLB stock	(5,587)	—
Redemption of FHLB stock	—	198
Purchase of loans	(62,489)	—
Net change in loans	(27,865)	(68,629)
Proceeds on the sale of OREO and repossessed assets	737	1,606
Premises and equipment expenditures	(567)	(1,078)
Net cash used in investing activities	(19,490)	(556,996)
Financing Activities
Net change in deposits	(155,829)	48,506
Proceeds from borrowings	522,548	239,179
Repayment of borrowings	(354,634)	(235,582)
Net change in repurchase agreements	1,064	12,328
Net settlement of share awards	(696)	(1,671)
Exercise of stock options	—	94
Dividends paid on common stock	(7,057)	(6,605)
Net cash provided by financing activities	5,396	56,249
Net Change in Cash and Cash Equivalents	11,217	(472,554)
Cash and Cash Equivalents, Beginning of Period	123,505	593,508
Cash and Cash Equivalents, End of Period	$134,722	$120,954
Additional Supplemental Information
Interest paid	$26,019	$4,726

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

Income taxes paid	—	—
Transfer of loans to other real estate and repossessed assets	868	100
Transfer of available for sale securities to held to maturity securities	—	120,881
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2023 and March 31, 2022 are not necessarily indicative of the operating results for the full year of 2023 or 2022. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10–K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on March 15, 2023 (the “2022 Annual Report on Form 10–K”). The condensed consolidated balance sheet of Horizon as of December 31, 2022 has been derived from the audited balance sheet as of that date.
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of March 31, 2023, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2023	2022
Basic earnings per share
Net income	$18,228	$23,563
Weighted average common shares outstanding	43,583,554	43,554,713
Basic earnings per share	$0.42	$0.54

Diluted earnings per share
Net income	$18,228	$23,563
Weighted average common shares outstanding	43,583,554	43,554,713
Effect of dilutive securities:
Restricted stock	142,318	129,793
Stock options	18,849	50,050
Weighted average common shares outstanding	43,744,721	43,734,556
Diluted earnings per share	$0.42	$0.54

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
There were 601,685 shares for the three months ended March 31, 2023 which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 1,000 shares for the three months ended March 31, 2022 which were not included in the computation of diluted earnings per share because they were non–dilutive.
Revision of Previously Issued Financial Statements
We have revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10–Q related to immaterial errors. The errors relate to the amortization expense of the indirect loan dealer reserve asset not being reported as a reduction in interest income on loans and the non–cash transfer of available for sale securities to held to maturity securities. The correction of these errors resulted in a reduction in interest income on loans receivable and a reduction in non–interest loan expense on the Company's consolidated income statement and the disclosure of the transfer of available for sale securities to held to maturity securities in the statements of cash flows. This revision does not impact the Company's net income.
We evaluated the aggregate effects of these errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Quarterly Report on Form 10–Q for the three months ended March 31, 2022.
The following tables present the revisions to the line items of our previously issued financial statements to reflect the correction of the errors:

Consolidated Statements of Income
Three Months Ended March 31, 2022

	As Reported	Indirect Loan Dealer Reserve Adjustment	As Revised
Interest income
Loans receivable	$37,879	$(1,340)	$36,539
Total interest income	52,082	(1,340)	50,742
Net interest income	48,171	(1,340)	46,831
Net interest income after credit loss expense (recovery)	49,557	(1,340)	48,217
Non–interest expense
Loan expense	2,545	(1,340)	1,205
Total non–interest expense	36,610	(1,340)	35,270
Net income	23,563	—	23,563

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2022

	As Reported	Indirect Loan Dealer Reserve Adjustment	Transfer of AFS Securities to HTM Securities	As Revised
Operating Activities
Net change in other assets	$4,730	$1,037	$—	$5,767
Net cash provided by operating activities	27,055	1,037	—	28,092
Investing activities
Net change in loans	(67,592)	(1,037)	—	(68,629)
Net cash used in investing activities	(555,959)	(1,037)	—	(556,996)
Net Change in Cash and Cash Equivalents	120,954	—	—	120,954
Additional Supplemental Information
Transfer of available for sale securities to held to maturity securities	—	—	120,881	120,881

Adoption of New Accounting Standards
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
The FASB has issued ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, in March 2022. These amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, these amendments require that an entity disclose current–period gross write–offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326–20. The guidance is effective for entities that have adopted ASU 2016–13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. If an entity elects to early adopt ASU 2022–02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted this standard during the first quarter of 2023 and it did not have a material impact on the consolidated financial statements.

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

FASB ASU No. 2023–02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
The FASB has issued ASU 2023–02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This guidance allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Company is assessing ASU 2023–02 and its impact on its accounting and disclosures.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Securities
The fair value of securities is as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$294,218	$—	$(23,878)	$270,340
State and municipal	451,133	54	(59,978)	391,209
Federal agency collateralized mortgage obligations	25,919	—	(1,360)	24,559
Federal agency mortgage-backed pools	211,697	—	(27,573)	184,124
Corporate notes	81,974	256	(9,021)	73,209
Total available for sale investment securities	$1,064,941	$310	$(121,810)	$943,441
Held to maturity
U.S. Treasury and federal agencies	$295,200	$—	$(44,833)	$250,367
State and municipal	1,127,691	1,115	(169,792)	959,014
Federal agency collateralized mortgage obligations	55,379	—	(8,003)	47,376
Federal agency mortgage-backed pools	338,861	—	(51,806)	287,055
Private labeled mortgage-backed pools	34,835	—	(5,186)	29,649
Corporate notes	163,571	—	(27,640)	135,931
Total held to maturity investment securities	$2,015,537	$1,115	$(307,260)	$1,709,392

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$294,329	$—	$(27,150)	$267,179
State and municipal	505,006	140	(71,602)	433,544
Federal agency collateralized mortgage obligations	33,011	—	(1,796)	31,215
Federal agency mortgage-backed pools	220,963	—	(30,307)	190,656
Corporate notes	84,393	195	(9,624)	74,964
Total available for sale investment securities	$1,137,702	$335	$(140,479)	$997,558
Held to maturity
U.S. Treasury and federal agencies	$295,250	$—	$(49,237)	$246,013
State and municipal	1,127,669	374	(192,458)	935,585
Federal agency collateralized mortgage obligations	56,564	—	(8,865)	47,699
Federal agency mortgage-backed pools	343,953	—	(56,714)	287,239
Private labeled mortgage-backed pools	35,466	—	(5,493)	29,973
Corporate notes	163,846	—	(29,046)	134,800
Total held to maturity investment securities	$2,022,748	$374	$(341,813)	$1,681,309

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The Company elected to transfer 793 AFS securities with an aggregate fair value of $120.9 million to a classification of HTM on March 31, 2022. In accordance with FASB ASC 320–10–55–24, the transfer from AFS to HTM must be recorded at the fair value of the AFS securities at the time of transfer. The net unrealized holding loss of $814,000, net of tax, at the date of transfer was retained in accumulated other comprehensive income (loss), with the associated pre–tax amount retained in the carrying value of the HTM securities. Such amounts will be accreted to comprehensive income over the remaining life of the securities. The fair value of the transferred AFS securities became the book value of the HTM securities at March 31, 2022.
The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Amortized Cost	Fair Value
Available for sale
Within one year	$2,607	$2,572
One to five years	336,326	310,880
Five to ten years	217,280	186,923
After ten years	271,112	234,383
	827,325	734,758
Federal agency collateralized mortgage obligations	25,919	24,559
Federal agency mortgage–backed pools	211,697	184,124
Total available for sale investment securities	$1,064,941	$943,441
Held to maturity
Within one year	$47,101	$46,946
One to five years	226,069	214,351
Five to ten years	317,729	276,719
After ten years	995,563	807,296
	1,586,462	1,345,312
Federal agency collateralized mortgage obligations	55,379	47,376
Federal agency mortgage–backed pools	338,861	287,055
Private labeled mortgage–backed pools	34,835	29,649
Total held to maturity investment securities	$2,015,537	$1,709,392

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$4,997	$(95)	$515,322	$(68,616)	$520,319	$(68,711)
State and municipal	119,929	(2,792)	1,116,520	(226,978)	1,236,449	(229,770)
Federal agency collateralized mortgage obligations	6,226	(343)	65,710	(9,020)	71,936	(9,363)
Federal agency mortgage–backed pools	9,256	(304)	461,906	(79,075)	471,162	(79,379)
Private labeled mortgage–backed pools	—	—	29,649	(5,186)	29,649	(5,186)
Corporate notes	28,997	(6,735)	178,954	(29,926)	207,951	(36,661)
Total temporarily impaired securities	$169,405	$(10,269)	$2,368,061	$(418,801)	$2,537,466	$(429,070)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$217,357	$(16,692)	$295,585	$(59,695)	$512,942	$(76,387)
State and municipal	533,871	(45,881)	757,061	(218,179)	1,290,932	(264,060)
Federal agency collateralized mortgage obligations	40,301	(2,881)	38,613	(7,780)	78,914	(10,661)
Federal agency mortgage–backed pools	49,633	(3,211)	428,243	(83,810)	477,876	(87,021)
Private labeled mortgage–backed pools	—	—	29,973	(5,493)	29,973	(5,493)
Corporate notes	38,906	(6,787)	169,921	(31,883)	208,827	(38,670)
Total temporarily impaired securities	$880,068	$(75,452)	$1,719,396	$(406,840)	$2,599,464	$(482,292)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of March 31, 2023 and December 31, 2022, the Company had 2,647 and 2,828 securities, respectively, with market values below their cost basis. The total fair value of these investments at March 31, 2023 and December 31, 2022 was $2.5 billion and $2.6 billion, which is approximately 95.7% and 97.0%, respectively, of the Company's available for sale and held to maturity securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.
No allowance for credit losses for available for sale debt securities or held to maturity securities was recorded at March 31, 2023 or December 31, 2022. Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $17.0 million at March 31, 2023 and $17.8 million at December 31, 2022 and is excluded from the estimate of credit losses.
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
Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended
	March 31
	2023	2022
Sales of securities available for sale
Proceeds	$63,526	$—
Gross gains	129	—
Gross losses	(629)	—

Note 3 – Loans
The table below identifies the Company’s loan portfolio segments and classes.

Portfolio Segment	Class of Financing Receivable
Commercial	Owner occupied real estate
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents total loans outstanding by portfolio class, as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Commercial
Owner occupied real estate	$609,550	$594,562
Non–owner occupied real estate	1,217,831	1,187,077
Residential spec homes	11,841	10,838
Development & spec land	30,159	27,358
Commercial and industrial	636,078	647,587
Total commercial	2,505,459	2,467,422
Real estate
Residential mortgage	623,634	612,551
Residential construction	38,825	40,741
Mortgage warehouse	52,957	69,529
Total real estate	715,416	722,821
Consumer
Direct installment	55,443	56,614
Indirect installment	503,207	500,549
Home equity	467,426	410,592
Total consumer	1,026,076	967,755
Total loans	4,246,951	4,157,998
Allowance for credit losses	(49,526)	(50,464)
Net loans	$4,197,425	$4,107,534
Total loans include net deferred loan costs of $24.6 million at March 31, 2023 and $22.7 million at December 31, 2022, respectively.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Non–performing Loans

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at March 31, 2023:

	March 31, 2023
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Total Non–performing Loans	Non–performing with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$3,292	$—	$3,292	$3,106
Non–owner occupied real estate	3,834	—	3,834	1,393
Residential spec homes	101	—	101	—
Development & spec land	813	—	813	65
Commercial and industrial	483	—	483	289
Total commercial	8,523	—	8,523	4,853
Real estate
Residential mortgage	6,884	42	6,926	6,926
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—
Total real estate	6,884	42	6,926	6,926
Consumer
Direct installment	73	—	73	73
Indirect installment	820	95	915	915
Home equity	3,360	—	3,360	3,360
Total consumer	4,253	95	4,348	4,348
Total	$19,660	$137	$19,797	$16,127

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents non–accrual loans, loans past due over 90 days still on accrual, and troubled debt restructurings (“TDRs”) by class of loan at December 31, 2022:

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
There was no interest income recognized on non–accrual loans during the three months ended March 31, 2023 and 2022, respectively, while the loans were in non–accrual status.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non–accrual loans of $19.7 million at March 31, 2023:

	March 31, 2023
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$603,832	$2,028	$398	$—	$2,426	$606,258
Non–owner occupied real estate	1,213,846	151	—	—	151	1,213,997
Residential spec homes	11,740	—	—	—	—	11,740
Development & spec land	29,346	—	—	—	—	29,346
Commercial and industrial	634,193	1,232	170	—	1,402	635,595
Total commercial	2,492,957	3,411	568	—	3,979	2,496,936
Real estate
Residential mortgage	614,702	1,704	302	42	2,048	616,750
Residential construction	38,825	—	—	—	—	38,825
Mortgage warehouse	52,957	—	—	—	—	52,957
Total real estate	706,484	1,704	302	42	2,048	708,532
Consumer
Direct installment	55,284	61	25	—	86	55,370
Indirect installment	497,813	4,041	438	95	4,574	502,387
Home equity	460,645	2,753	668	—	3,421	464,066
Total consumer	1,013,742	6,855	1,131	95	8,081	1,021,823
Total	$4,213,183	$11,970	$2,001	$137	$14,108	$4,227,291

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non–accrual loans of $17.6 million and non–performing TDRs of $1.5 million at December 31, 2022:

	December 31, 2022
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total
Commercial
Owner occupied real estate	$590,870	$269	$—	$—	$269	$591,139
Non–owner occupied real estate	1,183,195	16	—	—	16	1,183,211
Residential spec homes	10,737	—	—	—	—	10,737
Development & spec land	26,513	—	30	—	30	26,543
Commercial and industrial	646,792	507	—	—	507	647,299
Total commercial	2,458,107	792	30	—	822	2,458,929
Real estate
Residential mortgage	603,630	1,980	209	43	2,232	605,862
Residential construction	40,741	—	—	—	—	40,741
Mortgage warehouse	69,529	—	—	—	—	69,529
Total real estate	713,900	1,980	209	43	2,232	716,132
Consumer
Direct installment	56,266	168	16	26	210	56,476
Indirect installment	494,341	4,536	904	23	5,463	499,804
Home equity	405,405	1,413	661	—	2,074	407,479
Total consumer	956,012	6,117	1,581	49	7,747	963,759
Total	$4,128,019	$8,889	$1,820	$92	$10,801	$4,138,820
The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.
Modified Loans
The Company adopted ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, during the first quarter of 2023. This amendment eliminated the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. During the first quarter of 2023, the Company did not modify any loans.
Prior to the adoption of ASU 2022–02, loans modified as TDRs generally consist of allowing borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans' contractual terms. TDRs that continue to accrue interest are individually monitored on a monthly basis and evaluated for impairment annually and transferred to non–accrual status when it is probable that any remaining principal and interest payments due on the loan will not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default are individually evaluated for impairment at the time of default.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents TDRs by class of loan at December 31, 2022:

	December 31, 2022
	Non–accrual	Accruing	Total
Commercial
Owner occupied real estate	$—	$568	$568
Non–owner occupied real estate	—	269	269
Residential spec homes	—	—	—
Development & spec land	—	—	—
Commercial and industrial	—	—	—
Total commercial	—	837	837
Real estate
Residential mortgage	1,210	1,391	2,601
Residential construction	—	—	—
Mortgage warehouse	—	—	—
Total real estate	1,210	1,391	2,601
Consumer
Direct installment	—	—	—
Indirect installment	—	—	—
Home equity	338	342	680
Total consumer	338	342	680
Total	$1,548	$2,570	$4,118
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

	March 31, 2023
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$3,201	$91	$—	$3,292	$63
Non–owner occupied real estate	3,834	—	—	3,834	996
Residential spec homes	101	—	—	101	47
Development & spec land	813	—	—	813	3
Commercial and industrial	—	443	40	483	153
Total commercial	7,949	534	40	8,523	1,262
Total collateral dependent loans	$7,949	$534	$40	$8,523	$1,262

	December 31, 2022
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$3,905	$95	$—	$4,000	$215
Non–owner occupied real estate	4,135	—	—	4,135	988
Residential spec homes	101	—	—	101	—
Development & spec land	815	—	—	815	36
Commercial and industrial	—	248	31	279	—
Total commercial	8,956	343	31	9,330	1,239
Total collateral dependent loans	$8,956	$343	$31	$9,330	$1,239
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
For residential real estate and consumer loans, Horizon uses a grading system based on delinquency. Loans that are 90 days or more past due, on non–accrual, or are classified as modified loans are graded “Substandard.” After being 90 to 120 days delinquent a loan is charged off unless it is well secured and in the process of collection. If the latter case exists, the loan is placed on non–accrual. Occasionally a mortgage loan may be graded as “Special Mention.” When this situation arises, it is because the characteristics of the loan and the borrower fit the definition of a Risk Grade 5 described below, which is normally used for grading commercial loans. Loans not graded Substandard are considered Pass.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at March 31, 2023.

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$21,899	$103,870	$78,372	$49,277	$49,487	$197,586	$81,560	$582,051
Special Mention	—	—	7,014	178	6	2,122	—	9,320
Substandard	—	1,011	—	978	834	12,477	2,879	18,179
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$21,899	$104,881	$85,386	$50,433	$50,327	$212,185	$84,439	$609,550
Gross charge–offs during period	$—	$54	$53	$—	$—	$1	$—	$108

Non–owner occupied real estate
Pass	$20,791	$180,019	$174,548	$134,137	$95,150	$339,009	$220,088	$1,163,742
Special Mention	—	—	1,395	262	874	45,794	—	48,325
Substandard	—	—	—	231	—	5,533	—	5,764
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$20,791	$180,019	$175,943	$134,630	$96,024	$390,336	$220,088	$1,217,831
Gross charge–offs during period	$—	$—	$—	$—	$—	$9	$—	$9

Residential spec homes
Pass	$—	$1,353	$3,478	$4	$—	$1,862	$5,043	$11,740
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	101	101
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$1,353	$3,478	$4	$—	$1,862	$5,144	$11,841
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—

Development & spec land
Pass	$126	$1,581	$1,173	$435	$265	$9,116	$16,402	$29,098
Special Mention	—	—	—	—	—	137	—	137
Substandard	—	—	—	—	—	176	748	924
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$126	$1,581	$1,173	$435	$265	$9,429	$17,150	$30,159
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$25,602	$205,191	$125,533	$28,765	$31,573	$148,658	$49,544	$614,866
Special Mention	1,437	810	358	262	557	4,181	45	7,650
Substandard	—	208	2,674	2,052	471	5,536	2,621	13,562
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$27,039	$206,209	$128,565	$31,079	$32,601	$158,375	$52,210	$636,078
Gross charge–offs during period	$—	$—	$—	$—	$—	$20	$—	$20

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$7,241	$114,051	$166,043	$88,929	$32,761	$207,683	$—	$616,708
Non–performing	—	125	671	283	581	5,266	—	6,926
Total residential mortgage	$7,241	$114,176	$166,714	$89,212	$33,342	$212,949	$—	$623,634
Gross charge–offs during period	$—	$—	$—	$—	$—	$4	$—	$4

Residential construction
Performing	$—	$805	$—	$—	$—	$—	$38,020	$38,825
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$—	$805	$—	$—	$—	$—	$38,020	$38,825
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$52,957	$52,957
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$52,957	$52,957
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$4,423	$18,442	$11,381	$6,402	$6,805	$7,827	$90	$55,370
Non–performing	—	—	47	—	14	12	—	73
Total direct installment	$4,423	$18,442	$11,428	$6,402	$6,819	$7,839	$90	$55,443
Gross charge–offs during period	$—	$6	$4	$6	$—	$9	$—	$25

Indirect installment
Performing	$47,543	$243,829	$108,694	$53,136	$29,064	$20,026	$—	$502,292
Non–performing	—	197	233	177	161	147	—	915
Total indirect installment	$47,543	$244,026	$108,927	$53,313	$29,225	$20,173	$—	$503,207
Gross charge–offs during period	$—	$310	$159	$22	$14	$12	$—	$517

Home equity
Performing	$31,042	$201,796	$80,890	$37,038	$25,132	$79,547	$8,621	$464,066
Non–performing	—	108	16	62	138	1,015	2,021	3,360
Total home equity	$31,042	$201,904	$80,906	$37,100	$25,270	$80,562	$10,642	$467,426
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at December 31, 2022.

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$102,986	$78,420	$50,751	$50,807	$38,518	$168,574	$76,493	$566,549
Special Mention	—	6,677	—	7	—	2,729	83	9,496
Substandard	1,016	253	983	834	3,116	9,439	2,876	18,517
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$104,002	$85,350	$51,734	$51,648	$41,634	$180,742	$79,452	$594,562

Non–owner occupied real estate
Pass	$186,272	$176,077	$134,395	$96,566	$57,382	$305,264	$182,681	$1,138,637
Special Mention	—	1,415	265	883	39,239	617	—	42,419
Substandard	—	—	246	—	3,532	2,243	—	6,021
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$186,272	$177,492	$134,906	$97,449	$100,153	$308,124	$182,681	$1,187,077

Residential spec homes
Pass	$379	$3,957	$146	$—	$—	$1,922	$4,334	$10,738
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	100	100
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$379	$3,957	$146	$—	$—	$1,922	$4,434	$10,838

Development & spec land
Pass	$1,586	$1,230	$449	$270	$5	$9,739	$13,008	$26,287
Special Mention	—	—	—	—	—	145	—	145
Substandard	—	—	—	—	—	178	748	926
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$1,586	$1,230	$449	$270	$5	$10,062	$13,756	$27,358

Commercial & industrial
Pass	$207,019	$139,759	$32,997	$34,303	$41,044	$119,850	$49,859	$624,831
Special Mention	718	368	31	562	706	2,251	—	4,636
Substandard	—	2,720	2,216	532	1,618	5,517	5,517	18,120
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$207,737	$142,847	$35,244	$35,397	$43,368	$127,618	$55,376	$647,587
Total commercial	$499,976	$410,876	$222,479	$184,764	$185,160	$628,468	$335,699	$2,467,422

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$107,224	$156,595	$91,314	$33,768	$36,147	$178,588	$792	$604,428
Non–performing	—	493	285	623	631	6,091	—	8,123
Total residential mortgage	$107,224	$157,088	$91,599	$34,391	$36,778	$184,679	$792	$612,551

Residential construction
Performing	$187	$—	$—	$—	$—	$—	$40,554	$40,741
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$187	$—	$—	$—	$—	$—	$40,554	$40,741

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$69,529	$69,529
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$69,529	$69,529
Total real estate	$107,411	$157,088	$91,599	$34,391	$36,778	$184,679	$110,875	$722,821

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$19,851	$12,708	$7,204	$7,682	$3,952	$5,044	$9	$56,450
Non–performing	—	50	13	65	25	11	—	164
Total direct installment	$19,851	$12,758	$7,217	$7,747	$3,977	$5,055	$9	$56,614

Indirect installment
Performing	$259,446	$118,961	$60,062	$34,576	$19,062	$7,674	$—	$499,781
Non–performing	27	169	210	181	101	80	—	768
Total indirect installment	$259,473	$119,130	$60,272	$34,757	$19,163	$7,754	$—	$500,549

Home equity
Performing	$160,124	$85,254	$41,438	$26,984	$21,606	$64,642	$7,089	$407,137
Non–performing	108	16	19	140	152	1,077	1,943	3,455
Total home equity	$160,232	$85,270	$41,457	$27,124	$21,758	$65,719	$9,032	$410,592
Total consumer	$439,556	$217,158	$108,946	$69,628	$44,898	$78,528	$9,041	$967,755

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$32,445	$5,577	$1,020	$11,422	$50,464
Credit loss expense (recovery)	(1,031)	(1,136)	(222)	1,984	(405)
PCD loan charge–offs	(154)	—	—	—	(154)
Charge–offs	(137)	(4)	—	(542)	(683)
Recoveries	33	10	—	261	304
Balance, end of period	$31,156	$4,447	$798	$13,125	$49,526

	Three Months Ended March 31, 2022
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$40,775	$3,856	$1,059	$8,596	$54,286
Credit loss expense (recovery)	(2,692)	485	(4)	825	(1,386)
PCD loan charge–offs	(256)	—	—	—	(256)
Charge–offs	(80)	—	—	(287)	(367)
Recoveries	42	10	—	179	231
Balance, end of period	$37,789	$4,351	$1,055	$9,313	$52,508

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
The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company's historical look–back period includes January 2008 through the economic cycle, on a quarterly basis. When historical credit loss experience is not sufficient for a specific portfolio, the Company may supplement its own portfolio data with external models or data.
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
The Company’s CECL estimate applies to a forecast that incorporates macroeconomic trends and other environmental factors. Management utilized National, Regional and Local Leading econometrics, as well as management judgment, as the basis for the forecast period. The historical loss rate was utilized as the base rate, and quantitative adjustments were utilized to reflect the forecast and other relevant factors. The forecasted loss rate then reverts to the historical base rate on a straight–line methodology for the remaining life of loan for each pool.

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

Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.514 billion and $1.532 billion at March 31, 2023 and December 31, 2022.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated mortgage servicing rights. Mortgage servicing rights are included in other assets on the balance sheets as of March 31, 2023 and December 31, 2022.

	Three Months Ended
	March 31,	March 31,
	2023	2022
Mortgage servicing rights
Balance, beginning of period	$18,619	$17,780
Servicing rights capitalized	228	1,562
Amortization of servicing rights	(247)	(750)
Balance, end of period	18,600	18,592
Impairment allowance
Balance, beginning of period	—	(2,594)
Additions	—	—
Reductions	—	2,594
Balance, end of period	—	—
Mortgage servicing rights, net	$18,600	$18,592

Note 6 – Goodwill

The carrying amount of goodwill was $155.2 million as of March 31, 2023 and December 31, 2022, respectively. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2023 and 2022. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative analysis as of March 31, 2023 which resulted in no goodwill impairment charges for the three months ended March 31, 2023.

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
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	March 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$138,935	$—	$—	$—	$—	$—	$138,935
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$11,620	$—	$—	$—	$—	$—	$11,620
Federal agency mortgage–backed pools	151,007	—	—	—	—	—	151,007
Private labeled mortgage–backed pools	9,025	—	—	—	—	—	9,025
Total	$171,652	$—	$—	$—	$—	$—	$171,652

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$137,871	$—	$—	$—	$—	$—	$137,871
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$13,882	$—	$—	$—	$—	$—	$13,882
Federal agency mortgage–backed pools	137,646	—	—	—	—	—	137,646
Private labeled mortgage–backed pools	8,989	—	—	—	—	—	8,989
Total	$160,517	$—	$—	$—	$—	$—	$160,517

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

Note 9 – Derivative Financial Instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt on July 20, 2018. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.81% on a notional amount of $50.0 million at March 31, 2023 and December 31, 2022. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense. This interest rate swap agreement matures on July 19, 2026.
Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. At March 31, 2023, the Company’s cash flow hedge was effective and is not expected to have a significant impact on the Company’s net income over the next 12 months.
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2023, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan agreements are recorded as gains or losses in non–interest income. The fair value hedges are considered to be highly effective and any hedge ineffectiveness was deemed not material.
Other Derivative Instruments

The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2023, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	March 31, 2023		March 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	$50,000	$1,418	$—	$—
Total derivatives designated as hedging instruments	50,000	1,418	—	—
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	530,858	33,446	530,858	33,446
Mortgage loan contracts	11,907	37	—	—
Commitments to originate mortgage loans	8,775	219	—	—
Total derivatives not designated as hedging instruments	551,540	33,702	530,858	33,446
Total derivatives	$601,540	$35,120	$530,858	$33,446

	Asset Derivatives		Liability Derivatives
	December 31, 2022		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	$50,000	$1,976	$—	$—
Total derivatives designated as hedging instruments	50,000	1,976	—	—
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	514,551	42,619	514,551	42,619
Mortgage loan contracts	—	—	13,800	50
Commitments to originate mortgage loans	12,179	284	—	—
Total derivatives not designated as hedging instruments	526,730	42,903	528,351	42,669
Total derivatives	$576,730	$44,879	$528,351	$42,669

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The effect of the derivative instruments on the condensed consolidated statements of comprehensive income for the three–month periods ended March 31 is as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three Months Ended
	March 31, 2023	March 31, 2022
Derivatives in cash flow hedging relationship
Interest rate contracts	$(442)	$2,169
The effect of the derivative designated as a hedging instrument on the condensed consolidated statements of income for the three–month periods ended March 31 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended
		March 31, 2023	March 31, 2022
Derivative designated as hedging instruments
Interest rate contracts – cash flow hedges	Interest expense – Borrowings	$209	$(340)
Total		$209	$(340)
The effect of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three–month periods ended March 31 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended
		March 31, 2023	March 31, 2022
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedge	Interest income – loans receivable	$120	$(112)
Interest rate contracts – fair value hedge	Interest income – investment securities	49	(65)
Mortgage loan contracts	Non–interest income – Gain on sale of loans	87	(348)
Commitments to originate mortgage loans	Non–interest income – Gain on sale of loans	(65)	(675)
Total		$191	$(1,200)

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
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	March 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$270,340	$—	$270,340	$—
State and municipal	391,209	—	391,209	—
Federal agency collateralized mortgage obligations	24,559	—	24,559	—
Federal agency mortgage–backed pools	184,124	—	184,124	—
Corporate notes	73,209	—	73,209	—
Total available for sale securities	943,441	—	943,441	—
Interest rate swap agreements asset	34,864	—	34,864	—
Commitments to originate mortgage loans	219	—	219	—
Mortgage loan contracts	37	—	37	—
Interest rate swap agreements liability	(33,446)	—	(33,446)	—

	December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$267,179	$—	$267,179	$—
State and municipal	433,544	—	433,544	—
Federal agency collateralized mortgage obligations	31,215	—	31,215	—
Federal agency mortgage–backed pools	190,656	—	190,656	—
Corporate notes	74,964	—	74,964	—
Total available for sale securities	997,558	—	997,558	—
Interest rate swap agreements asset	44,595	—	44,595	—
Commitments to originate mortgage loans	284	—	284	—
Interest rate swap agreements liability	(42,619)	—	(42,619)	—
Mortgage loan contracts	(50)	—	(50)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Collateral dependent loans	$7,261	$—	$—	$7,261
December 31, 2022
Collateral dependent loans	$8,091	$—	$—	$8,091
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

	March 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$7,261	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-78.9% (14.8%)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$8,091	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-100.0%(13.3%)

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2023 and December 31, 2022. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

	March 31, 2023
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$134,722	$134,722	$—	$—
Interest–earning time deposits	3,098	—	3,055	—
Investment securities, held to maturity	2,015,537	—	1,709,392	—
Loans held for sale	2,409	—	—	2,409
Loans (excluding loan level hedges), net	4,197,425	—	—	3,939,326
Stock in FHLB	32,264	—	32,264	—
Interest receivable	36,428	—	36,428	—
Mortgage servicing rights	—	—	—	—
Liabilities
Non–interest bearing deposits	$1,231,845	$1,231,845	$—	$—
Interest bearing deposits	4,470,100	—	4,122,923	—
Borrowings	1,311,927	—	1,300,233	—
Subordinated notes	58,933	—	57,600	—
Junior subordinated debentures issued to capital trusts	57,087	—	50,569	—
Interest payable	5,922	—	5,922	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2022
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$123,505	$123,505	$—	$—
Interest–earning time deposits	2,812	—	2,778	—
Investment securities, held to maturity	2,022,748	—	1,681,309	—
Loans held for sale	5,807	—	—	5,807
Loans (excluding loan level hedges), net	4,107,534	—	—	3,852,458
Stock in FHLB	26,677	—	26,677	—
Interest receivable	35,294	—	35,294	—
Mortgage servicing rights	—	—	—	—
Liabilities
Non–interest bearing deposits	$1,277,768	$1,277,768	$—	$—
Interest bearing deposits	4,580,006	—	4,100,154	—
Borrowings	1,142,949	—	1,139,926	—
Subordinated notes	58,896	—	56,496	—
Junior subordinated debentures issued to capital trusts	57,027	—	51,327	—
Interest payable	5,380	—	5,380	—

Note 12 – Accumulated Other Comprehensive Income (Loss)

	March 31, 2023	December 31, 2022
Unrealized gain (loss) on securities available for sale	$(121,500)	$(140,144)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS	3,586	3,740
Unrealized gain (loss) on derivative instruments	1,418	1,976
Tax effect	24,464	28,230
Total accumulated other comprehensive income (loss)	$(92,032)	$(106,198)

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of March 31, 2023 and December 31, 2022, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the first quarter of 2023 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon and the Bank’s actual and required capital ratios as of March 31, 2023 and December 31, 2022 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total capital (to risk–weighted assets)(1)
Consolidated	$791,701	14.41%	$439,335	8.00%	$576,627	10.50%	N/A	N/A
Bank	736,730	13.56%	434,541	8.00%	570,335	10.50%	$543,176	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	742,175	13.51%	329,501	6.00%	466,794	8.50%	N/A	N/A
Bank	687,204	12.65%	325,906	6.00%	461,700	8.50%	434,541	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	621,647	11.32%	247,126	4.50%	384,418	7.00%	N/A	N/A
Bank	687,241	12.65%	244,429	4.50%	380,223	7.00%	353,065	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	742,175	10.06%	295,057	4.00%	295,057	4.00%	N/A	N/A
Bank	687,204	8.86%	310,125	4.00%	310,125	4.00%	387,657	5.00%
December 31, 2022
Total capital (to risk–weighted assets)(1)
Consolidated	$776,390	14.37%	$432,172	8.00%	$567,226	10.50%	N/A	N/A
Bank	726,339	13.59%	427,456	8.00%	561,036	10.50%	$534,320	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	729,835	13.51%	324,129	6.00%	459,183	8.50%	N/A	N/A
Bank	679,784	12.72%	320,592	6.00%	454,172	8.50%	427,456	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	609,630	11.28%	243,097	4.50%	378,151	7.00%	N/A	N/A
Bank	679,784	12.72%	240,444	4.50%	374,024	7.00%	347,308	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	729,835	10.03%	291,122	4.00%	291,122	4.00%	N/A	N/A
Bank	679,784	8.89%	305,996	4.00%	305,999	4.00%	382,495	5.00%
(1) As defined by regulatory agencies

HORIZON BANCORP, INC. AND SUBSIDIARIES
Note 14 – General Litigation
As of April 20, 2023, a putative class action lawsuit entitled Chad Key, et al. v. Horizon Bancorp, Inc., et al., Case No. 1:23-cv-02961 (”Securities Action”) was filed against the Company and two of its officers in the U.S. District Court for the Eastern District of New York. The Securities Action asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 alleging, among other things, the Company made materially false and misleading statements and failed to disclose material adverse facts which allegedly resulted in harm to a putative class of purchasers of our securities from March 9, 2022 and March 10, 2023.
We are still evaluating the complaint, which is subject to amendment, but based on current knowledge we believe that the claims are without merit. We believe the likelihood of loss is remote. Accordingly, no accrual has been made.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022
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
Actual results may differ materially, adversely or positively, from the expectations of the Company that are expressed or implied by any forward–looking statement. Risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward–looking statement include but are not limited to:
•current financial conditions within the banking industry, including the effects of recent failures of other financial institutions, liquidity levels, and responses by the Federal Reserve, Department of the Treasury, and the Federal Deposit Insurance Corporation to address these issues;
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
And Results of Operations
For the Three Months ended March 31, 2023 and 2022
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
The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward–looking statements, whether written or oral, that may be made from time to time by us or on our behalf. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward–looking statements, see “Risk Factors” in Item 1A of Part I of our 2022 Annual Report on Form 10–K, in Item 1A of Part II of this Quarterly Report on Form 10–Q, and in the subsequent reports we file with the SEC.
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
And Results of Operations
For the Three Months ended March 31, 2023 and 2022
Over the last 20 years, Horizon has expanded its geographic reach and experienced financial growth through a combination of both organic expansion and mergers and acquisitions. Horizon's initial operations focused on northwest Indiana, but since then, the Company has developed a presence in new markets in southern and central Michigan and northeastern and central Indiana.

First Quarter 2023 Highlights
•Deposits totaled $5.70 billion at period end, declining $155.8 million during the quarter, primarily due to a $122.2 million reduction in balances by municipal and other public depositors that have otherwise largely maintained their banking relationship with Horizon.

•Consumer and commercial deposits totaled $4.28 billion at period end, declining just $33.6 million during the quarter.

•75% of total deposits at period end were FDIC insured, collateralized, or third–party insured, and the average tenure of all deposit accounts with Horizon exceeded 10 years.

•The average deposit account balance at period end was less than $25,000 for consumer and commercial depositors and less than $195,000 for all accounts including those of large public depositors.

•Horizon's loan–to–deposit ratio was 74.5% at period end, as total loans increased by an annualized rate of 8.3% year–to–date and a rate of 2.1% quarter over quarter, fueled by growth in commercial, consumer and residential balances.

•Asset quality remained solid with total loan delinquency at 0.33% of total loans and net charge–offs to average loans of 0.01% during the quarter.

•Non–interest expense of $34.5 million in the first quarter declined 3.3% from the linked quarter and 2.1% from the prior year period. Non–interest expense in the first quarter represented 1.79% of average assets on an annualized basis, improving from 1.84%, in the linked quarter and 1.95% in the prior year period.

•Net income totaled $18.2 million, compared to $21.2 million in the fourth quarter of 2022 and $23.6 million in the prior year period. Diluted earnings per share (“EPS”) of $0.42 compared to $0.48 for the fourth quarter of 2022 and $0.54 for the first quarter of 2022.

•Deposit betas increased to 51% on total interest bearing deposits in the first quarter compared to a 32% deposit beta during the previous quarter.

•During the first quarter of 2023, unrealized losses on available for sale investments declined to $121.5 million compared to unrealized losses of $140.1 million at December 31, 2022. As a result, our tangible capital ratio increased from 6.56% at December 31, 2022 to 6.87% at March 31, 2023.
•Horizon's book value per share and tangible book value per share increased to $16.11 and $12.17 compared to $15.55 and $11.59 in the linked quarter and $15.55 and $11.54 in the first quarter of 2022, respectively.

•The Bank’s capital position was still robust with leverage and risk based capital ratios of 8.86% and 13.15%, respectively.

•Horizon's annualized dividend yield was 5.79% as of March 31, 2023.

•On January 17, 2023, Horizon's Board of Directors approved the appointment of Thomas M. Prame to serve as the Chief Executive Officer of both Horizon and the Bank, effective June 1, 2023. Craig M. Dwight will retain the title of Chief Executive Officer until June 1, 2023 and retire as an employee from Horizon and the Bank effective July 3, 2023. Mr. Dwight will continue as the Chairman of the Board of Directors of both Horizon and the Bank.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022
Financial Summary

	For the Three Months Ended
	March 31,	December 31,	March 31,
Net Interest Income and Net Interest Margin	2023	2022	2022
Net interest income	$45,237	$48,782	$46,831
Net interest margin	2.67%	2.85%	2.90%
Adjusted net interest margin (See “Use of Non–GAAP Financial Measures”)	2.65%	2.83%	2.85%

	For the Three Months Ended
	March 31,	December 31,	March 31,
Asset Yields and Funding Costs	2023	2022	2022
Interest earning assets	4.17%	3.88%	3.13%
Interest bearing liabilities	1.85%	1.29%	0.30%

	For the Three Months Ended
Non–interest Income and Mortgage Banking Income	March 31,	December 31,	March 31,
	2023	2022	2022
Total non–interest income	$9,620	$10,674	$14,155
Gain on sale of mortgage loans	785	1,196	2,027
Mortgage servicing income net of impairment or recovery	713	637	3,489

	For the Three Months Ended
	March 31,	December 31,	March 31,
Non–interest Expense	2023	2022	2022
Total non–interest expense	$34,524	$35,711	$35,270
Annualized non–interest expense to average assets	1.79%	1.84%	1.95%

	At or for the Three Months Ended
Credit Quality	March 31,	December 31,	March 31,
	2023	2022	2022
Allowance for credit losses to total loans	1.17%	1.21%	1.41%
Non–performing loans to total loans	0.47%	0.52%	0.54%
Percent of net charge–offs to average loans outstanding for the period	0.01%	0.01%	0.00%

Allowance for	March 31,	Net Reserve	December 31,
Credit Losses	2023	1Q22	2022
Commercial	$31,156	$(1,289)	$32,445
Retail Mortgage	4,447	(1,130)	5,577
Warehouse	798	(222)	1,020
Consumer	13,125	1,703	11,422
Allowance for Credit Losses (“ACL”)	$49,526	(938)	$50,464
ACL/Total Loans	1.17%		1.21%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022
Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 of the Company’s 2022 Annual Report on Form 10–K contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for credit losses, goodwill and intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2023, Horizon had core deposit intangibles of $16.3 million subject to amortization and $155.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.

At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding the interest rate environment, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the most recent qualitative assessment, the Company determined that as of March 31, 2023, it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the current banking environment, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
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
And Results of Operations
For the Three Months ended March 31, 2023 and 2022
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
And Results of Operations
For the Three Months ended March 31, 2023 and 2022
assets and liabilities, as well as the extent, to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment speeds and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect Horizon’s results of operations.
Financial Condition
On March 31, 2023, Horizon’s total assets were $7.9 billion, an increase of approximately $25.5 million compared to December 31, 2022. The increase in total assets was primarily growth in net loans of $89.9 million and an increase in cash and due from banks of $11.2 million. These increases were offset by decreases in investments available for sale of $54.1 million primarily due to sales during the first quarter and a decrease in other assets of $17.1 million.
Investment securities were comprised of the following as of (dollars in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$294,218	$270,340	$294,329	$267,179
State and municipal	451,133	391,209	505,006	433,544
Federal agency collateralized mortgage obligations	25,919	24,559	33,011	31,215
Federal agency mortgage–backed pools	211,697	184,124	220,963	190,656
Corporate notes	81,974	73,209	84,393	74,964
Total available for sale investment securities	$1,064,941	$943,441	$1,137,702	$997,558
Held to maturity
U.S. Treasury and federal agencies	$295,200	$250,367	$295,250	$246,013
State and municipal	1,127,691	959,014	1,127,669	935,585
Federal agency collateralized mortgage obligations	55,379	47,376	56,564	47,699
Federal agency mortgage–backed pools	338,861	287,055	343,953	287,239
Private labeled mortgage–backed pools	34,835	29,649	35,466	29,973
Corporate notes	163,571	135,931	163,846	134,800
Total held to maturity investment securities	$2,015,537	$1,709,392	$2,022,748	$1,681,309
Investment securities available for sale decreased $54.1 million since December 31, 2022 to $943.4 million as of March 31, 2023 primarily due to the sale of certain securities and investment securities held to maturity decreased $7.2 million since December 31, 2022 to $2.0 billion as of March 31, 2023. This decrease in investments held to maturity was due to cash flows received during the first quarter.
Net loans increased $89.9 million since December 31, 2022 to $4.2 billion as of March 31, 2023. Commercial loans increased $38.0 million, consumer loans increased $58.3 million and residential mortgage loans increased $9.2 million since December 31, 2022. These increases were offset by decreases in mortgage warehouse loans of $16.6 million since December 31, 2022.
Other assets decreased $17.1 million since December 31, 2022 to $122.2 million as of March 31, 2023. This decrease was primarily due to a decrease in deferred tax assets related to the level of unrealized losses on available for sale securities of approximately $4.0 million and a decrease in the unrealized gain of fair value hedges of approximately $9.5 million.
Total deposits decreased $155.8 million since December 31, 2022 to $5.7 billion as of March 31, 2023, primarily due to a $122.2 million reduction in balances by municipal and other public depositors that have largely maintained banking relationships with Horizon and a reduction in consumer and commercial balances of $33.6 million during the quarter.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022
Total borrowings increased to $1.3 billion as of March 31, 2023 from $1.1 billion as of December 31, 2022, primarily due to the decrease in total deposits.
Stockholders’ equity totaled $702.6 million at March 31, 2023 compared to $677.4 million at December 31, 2022. The increase in stockholders’ equity during the period was primarily due to a decrease in accumulated other comprehensive loss of $14.2 million as unrealized losses on available for sale securities decreased to $121.5 million and the generation of net income, offset by the amount of dividends paid during the quarter. Book value per common share at March 31, 2023 increased to $16.11 compared to $15.55 at December 31, 2022.

Results of Operations
Overview
Consolidated net income for the three–month period ended March 31, 2023 was $18.2 million, or $0.42 diluted earnings per share, compared to $23.6 million, or $0.54 diluted earnings per share for the same period in 2022. The decrease in net income for the three–month period ended March 31, 2023 when compared to the same prior year period reflects a decrease in net interest income of $1.6 million, an increase in credit loss expense of $1.6 million and a decrease in non–interest income of $4.5 million, offset by a decrease in non–interest expense of $746,000 and a decrease in income tax expense of $1.7 million.

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
Net interest income during the three months ended March 31, 2023 was $45.2 million, a decrease of $1.6 million from the $46.8 million earned during the same period in 2022. Yields on the Company’s interest earning assets increased by 104 basis points to 4.17% for the three months ended March 31, 2023 from 3.13% for the three months ended March 31, 2022. Interest income increased $21.1 million from $50.7 million for the three months ended March 31, 2022 to $71.8 million for the same period in 2023. The increase in interest income was due to higher yields earned on interest earning assets and an increase in average balances of interest earning assets of $386.5 million during the three months ended March 31, 2023. Interest income from acquisition–related purchase accounting adjustments was $367,000 for the three months ended March 31, 2023 compared to $916,000 for the same period in 2022.
Rates paid on interest bearing liabilities increased by 155 basis points for the three–month period ended March 31, 2023 compared to the same period in 2022. Interest expense increased $22.7 million when compared to the three–month period ended March 31, 2022 to $26.6 million for the same period in 2023. This increase was due to higher rates paid on interest bearing liabilities. The cost of average interest bearing deposits increased 119 basis points while the cost of average borrowings increased 273 basis points. Average balances of interest bearing deposits increased $23.6 million and average balances of borrowings increased $549.5 million for the three-month period ended March 31, 2023 when compared to the same period in 2022.
The net interest margin decreased 23 basis points from 2.90% for the three–month period ended March 31, 2022 to 2.67% for the same period in 2023. The decrease in the margin for the three–month period ended March 31, 2023 compared to the same period in 2022 was due to an increase in the cost of interest bearing liabilities, offset by a increase in the yield on interest earning assets. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 2.65% for the three-month period ended March 31, 2023 compared to 2.85% for the same period in 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022

The following are the average balance sheets for the three months ended (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Three Months Ended			Three Months Ended
		March 31, 2023			March 31, 2022
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$7,767	$83	4.33%	$237,605	$91	0.16%
	Interest earning deposits	8,780	70	3.23%	20,673	24	0.47%
	Investment securities – taxable	1,727,369	8,725	2.05%	1,646,525	7,391	1.82%
	Investment securities – non–taxable (1)	1,314,129	7,556	2.95%	1,279,082	6,697	2.69%
	Loans receivable (2) (3)	4,143,221	55,364	5.44%	3,630,871	36,539	4.10%
	Total interest earning assets	7,201,266	71,798	4.17%	6,814,756	50,742	3.13%
	Non–interest earning assets
	Cash and due from banks	103,563			104,676
	Allowance for credit losses	(50,337)			(54,307)
	Other assets	576,614			454,550
	Total average assets	$7,831,106			$7,319,675
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$4,502,199	$14,819	1.33%	$4,478,621	$1,496	0.14%
	Borrowings	1,053,317	9,268	3.57%	503,846	1,043	0.84%
	Repurchase agreements	138,749	503	1.47%	139,742	37	0.11%
	Subordinated notes	58,910	880	6.06%	58,763	880	6.07%
	Junior subordinated debentures issued to capital trusts	57,048	1,091	7.76%	56,807	455	3.25%
	Total interest bearing liabilities	5,810,223	26,561	1.85%	5,237,779	3,911	0.30%
	Non–interest bearing liabilities
	Demand deposits	1,255,697			1,322,781
	Accrued interest payable and other liabilities	71,714			42,774
	Stockholders’ equity	693,472			716,341
	Total average liabilities and stockholders’ equity	$7,831,106			$7,319,675

	Net interest income/spread		$45,237	2.32%		$46,831	2.83%
	Net interest income as a percent of average interest earning assets (1)			2.67%			2.90%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022

Rate/Volume Analysis
The following table illustrates the impact of changes in the volume of interest earning assets and interest bearing liabilities and interest rates on net interest income for the periods indicated.

	Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
	Total Change	Change Due to Volume	Change Due to Rate
Interest Income
Federal funds sold	$(8)	$(711)	$703
Interest earning deposits	46	(85)	131
Investment securities – taxable	1,334	1,523	(189)
Investment securities – non–taxable	859	963	(104)
Loans receivable	18,825	23,078	(4,253)
Total interest income	$21,056	$24,768	$(3,712)

Interest Expense
Interest bearing deposits	$13,323	$33	$13,290
Borrowings	8,225	8,385	(160)
Repurchase agreements	466	(1)	467
Subordinated notes	—	9	(9)
Junior subordinated debentures issued to capital trusts	636	8	628
Total interest expense	22,650	8,434	14,216
Net Interest Income	$(1,594)	$16,334	$(17,928)

Credit Loss Expense

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio. During the three–month period ended March 31, 2023, credit loss expense totaled $242,000 compared to a credit loss recovery of $1.4 million for the same period in 2022. During the three–month period ended March 31, 2023, commercial loan net charge–offs were $104,000, residential mortgage loan net recoveries were $6,000 and consumer loan net charge–offs were $281,000.

The ACL balance at March 31, 2023 was $49.5 million, or 1.17% of total loans compared to an ACL balance of $50.5 million at December 31, 2022 or 1.21% of total loans. The decrease in the ACL to total loans ratio was primarily due to favorable asset quality with non–performing loans at 0.47% of total loans at period end and net charge–offs to average loans represented 0.01% for the first quarter of 2023.

As of March 31, 2023, non–performing loans totaled $19.8 million, reflecting a $2.0 million decrease from $21.8 million in non–performing loans as of December 31, 2022. Non–performing commercial loans decreased by $807,000, non–performing real estate loans decreased by $1.2 million and non–performing consumer loans decreased by $39,000 at March 31, 2023 compared to December 31, 2022.
Other Real Estate Owned (“OREO”) and repossessed assets totaled $1.8 million at March 31, 2023 compared to $2.1 million at December 31, 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022
Non–interest Income
The following is a summary of changes in non–interest income for the three months ended March 31, 2023 and 2022 (table dollar amounts in thousands):

	Three Months Ended
	March 31,		Amount	Percent
	2023	2022	Change	Change
Non–interest Income
Service charges on deposit accounts	$3,028	$2,795	$233	8.3%
Wire transfer fees	109	159	(50)	(31.4)%
Interchange fees	2,867	2,780	87	3.1%
Fiduciary activities	1,275	1,503	(228)	(15.2)%
Gain on sale of investment securities	(500)	—	(500)	100.0%
Gain on sale of mortgage loans	785	2,027	(1,242)	(61.3)%
Mortgage servicing net of impairment	713	3,489	(2,776)	(79.6)%
Increase in cash surrender value of bank owned life insurance	981	510	471	92.4%
Other income	362	892	(530)	(59.4)%
Total non–interest income	$9,620	$14,155	$(4,535)	(32.0)%
Total non–interest income was $4.5 million lower during the first quarter of 2023 compared to the same period in 2022. The sale of $64.0 million of available for sale investments generated a $500,000 loss during the first quarter of 2023. Residential mortgage loan activity during the first quarter of 2023 generated $785,000 of income from the gain on sale of mortgage loans, down from $2.0 million for the same period in 2022 due to a lower volume of loans sold and a decrease in the percentage gain on loans sold. Mortgage servicing income, net of impairment or recovery, decreased $2.8 million during the first quarter of 2023 compared to the same period in 2022 due to an impairment recovery of $2.6 million recorded during the first quarter of 2022. Other income was $530,000 lower during the first quarter of 2023 compared to the same period in 2022 due to the gains from the sale of other real estate owned during the first quarter of 2022. Fiduciary activities income was $228,000 lower during the first quarter of 2023 compared to the same period in 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022
Non–interest Expense
The following is a summary of changes in non–interest expense for the three months ended March 31, 2023 and 2022 (table dollar amounts in thousands):

	Three Months Ended
	March 31,	March 31,	QTD	QTD
	2023	2022	$ Change	% Change
Non–interest Expense
Salaries and employee benefits	$18,712	$19,735	$(1,023)	(5.2)%
Net occupancy expenses	3,563	3,561	2	0.1%
Data processing	2,669	2,537	132	5.2%
Professional fees	533	314	219	69.7%
Outside services and consultants	2,717	2,525	192	7.6%
Loan expense	1,118	1,205	(87)	(7.2)%
FDIC deposit insurance	540	725	(185)	(25.5)%
Core deposit intangible amortization	903	926	(23)	(2.5)%
Other losses	221	168	53	31.5%
Other expenses	3,548	3,574	(26)	(0.7)%
Total non–interest expense	$34,524	$35,270	$(746)	(2.1)%
Annualized Non–interest Exp. to Avg. Assets	1.79%	1.95%
Total non–interest expense was $746,000 lower during the first quarter of 2023 when compared to the first quarter of 2022 primarily due to a decrease in salaries and employee benefits expense of $1.0 million from lower salary and incentive compensation expense and a decrease in FDIC insurance expense of $185,000, offset by increases of $219,000 in professional fees and $192,000 in outside services and consultants expense.
Annualized non–interest expense as a percent of average assets was 1.79% and 1.95% for the three months ended March 31, 2023 and 2022, respectively.

Income Taxes
Income tax expense totaled $1.9 million for the first quarter of 2023, a decrease of $1.7 million when compared to the first quarter of 2022 due to a decrease in income before taxes of $7.0 million.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022
Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At March 31, 2023, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $1.65 billion in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $438.0 million at December 31, 2022. The Bank had approximately $666.3 million of unpledged investment securities at March 31, 2023 compared to $2.1 billion at December 31, 2022.

Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2023. Stockholders’ equity totaled $702.6 million as of March 31, 2023, compared to $677.4 million as of December 31, 2022. For the three months ended March 31, 2023, the ratio of average stockholders’ equity to average assets was 8.86% compared to 9.07% for the twelve months ended December 31, 2022. The increase in stockholders’ equity during the period was due to an increase in accumulated other comprehensive income of $14.2 million and net income during the period, offset by the amount of dividends paid.
Horizon declared common stock dividends in the amount of $0.16 per share during the first three months of 2023 and $0.15 per share for the same period in 2022. The dividend payout ratio (dividends as a percent of basic earnings per share) was 38.1% and 27.8% for the first three months of 2023 and 2022, respectively. For additional information regarding dividends, see Horizon’s 2022 Annual Report on Form 10–K.

Use of Non–GAAP Financial Measures
Certain information set forth in this quarterly report on Form 10–Q refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non–GAAP financial measures relating to net income, diluted earnings per share, pre–tax pre–provision net income, net interest margin, tangible stockholders’ equity, tangible book value per share, efficiency ratio, the return on average assets, the return on average common equity, and the return on average tangible equity. In each case, we have identified special circumstances that we consider to be adjustments and have excluded them, to show the impact of such events as acquisition–related purchase accounting adjustments, among others we have identified in our reconciliations. Horizon believes that these non–GAAP financial measures are helpful to investors and provide a greater understanding of our business and financial results without giving effect to the purchase accounting impacts and other adjustments. These measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure. See the tables and other information below and contained elsewhere in this Report on Form 10–Q for reconciliations of the non–GAAP figures identified herein and their most comparable GAAP measures.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Net income as reported	$18,228	$21,165	$23,821	$24,859	$23,563
(Gain)/loss on sale of investment securities	500	—	—	—	—
Tax effect	(105)	—	—	—	—
Net income excluding (gain)/loss on sale of investment securities	18,623	21,165	23,821	24,859	23,563
Death benefit on bank owned life insurance (“BOLI”)	—	—	—	(644)	—
Net income excluding death benefit on BOLI	18,623	21,165	23,821	24,215	23,563
Adjusted net income	$18,623	$21,165	$23,821	$24,215	$23,563

Non–GAAP Reconciliation of Diluted Earnings per Share
(Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Diluted earnings per share (“EPS”) as reported	$0.42	$0.48	$0.55	$0.57	$0.54
(Gain)/loss on sale of investment securities	0.01	—	—	—	—
Tax effect	—	—	—	—	—
Diluted EPS excluding (gain)/loss on investment securities	0.43	0.48	0.55	0.57	0.54
Death benefit on BOLI	—	—	—	(0.01)	—
Diluted EPS excluding death benefit on BOLI	0.43	0.48	0.55	0.56	0.54
Adjusted Diluted EPS	$0.43	$0.48	$0.55	$0.56	$0.54

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Pre–tax income	$20,091	$23,814	$25,834	$28,834	$27,102
Credit loss expense (recovery)	242	(69)	(601)	240	(1,386)
Pre–tax, pre–provision net income	$20,333	$23,745	$25,233	$29,074	$25,716
Pre–tax, pre–provision net income	$20,333	$23,745	$25,233	$29,074	$25,716
(Gain)/loss on sale of investment securities	500	—	—	—	—
Death benefit on bank owned life insurance	—	—	—	(644)	—
Adjusted pre–tax, pre–provision net income	$20,833	$23,745	$25,233	$28,430	$25,716

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Net interest income as reported	$45,237	$48,782	$51,861	$52,044	$46,831
Average interest earning assets	7,201,266	7,091,980	7,056,208	6,943,633	6,814,756
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	2.67%	2.85%	3.04%	3.13%	2.90%
Net interest income as reported	$45,237	$48,782	$51,861	$52,044	$46,831
Acquisition–related purchase accounting adjustments (“PAUs”)	(367)	(431)	(906)	(1,223)	(916)
Adjusted net interest income	$44,870	$48,351	$50,955	$50,821	$45,915
Adjusted net interest margin	2.65%	2.83%	2.99%	3.06%	2.85%

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Total stockholders’ equity	$702,559	$677,375	$644,993	$657,865	$677,450
Less: Intangible assets	171,547	172,450	173,375	173,662	174,588
Total tangible stockholders’ equity	$531,012	$504,925	$471,618	$484,203	$502,862
Common shares outstanding	43,621,422	43,574,151	43,574,151	43,572,796	43,572,796
Book value per common share	$16.11	$15.55	$14.80	$15.10	$15.55
Tangible book value per common share	$12.17	$11.59	$10.82	$11.11	$11.54

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Non–interest expense as reported	$34,524	$35,711	$36,816	$35,404	$35,270
Net interest income as reported	45,237	48,782	51,861	52,044	46,831
Non–interest income as reported	$9,620	$10,674	$10,188	$12,434	$14,155
Non–interest expense/(Net interest income + Non–interest income) ("Efficiency Ratio")	62.93%	60.06%	59.33%	54.91%	57.83%

Non–interest expense as reported	$34,524	$35,711	$36,816	$35,404	$35,270
Net interest income as reported	45,237	48,782	51,861	52,044	46,831
Non–interest income as reported	9,620	10,674	10,188	12,434	14,155
(Gain)/loss on sale of investment securities	500	—	—	—	—
Death benefit on bank owned life insurance ("BOLI")	—	—	—	(644)	—
Non–interest income excluding (gain)/loss on sale of investment securities and death benefit on BOLI	$10,120	$10,674	$10,188	$11,790	$14,155
Adjusted efficiency ratio	62.37%	60.06%	59.33%	55.46%	57.83%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Average assets	$7,831,106	$7,718,366	$7,635,102	$7,476,238	$7,319,675
Return on average assets ("ROAA") as reported	0.94%	1.09%	1.24%	1.33%	1.31%
(Gain)/loss on sale of investment securities	0.03	—	—	—	—
Tax effect	(0.01)	—	—	—	—
ROAA excluding (gain)/loss on sale of investment securities	0.96	1.09	1.24	1.33	1.31
Death benefit on bank owned life insurance ("BOLI")	—	—	—	(0.03)	—
ROAA excluding death benefit on BOLI	0.96	1.09	1.24	1.30	1.31
Adjusted ROAA	0.96%	1.09%	1.24%	1.30%	1.31%

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Average common equity	$693,472	$660,188	$680,376	$677,299	$716,341
Return on average common equity ("ROACE") as reported	10.66%	12.72%	13.89%	14.72%	13.34%
(Gain)/loss on sale of investment securities	0.29	—	—	—	—
Tax effect	(0.06)	—	—	—	—
ROACE excluding (gain)/loss on sale of investment securities	10.89	12.72	13.89	14.72	13.34
Death benefit on bank owned life insurance ("BOLI")	—	—	—	(0.38)	—
ROACE excluding death benefit on BOLI	10.89	12.72	13.89	14.34	13.34
Adjusted ROACE	10.89%	12.72%	13.89%	14.34%	13.34%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2023 and 2022

Non–GAAP Reconciliation of Return on Average Tangible Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2022	2022	2022	2022
Average common equity	$693,472	$660,188	$680,376	$677,299	$716,341
Less: Average intangible assets	172,139	173,050	173,546	175,321	176,356
Average tangible equity	$521,333	$487,138	$506,830	$501,978	$539,985
Return on average common equity ("ROATE")	14.18%	17.24%	18.65%	19.86%	17.70%
(Gain)/loss on sale of investment securities	0.39	—	—	—	—
Tax effect	(0.08)	—	—	—	—
ROATE excluding (gain)/loss on sale of investment securities	14.49	17.24	18.65	19.86	17.70
Death benefit on bank owned life insurance ("BOLI")	—	—	—	(0.51)	—
ROATE excluding death benefit on BOLI	14.49	17.24	18.65	19.35	17.70
Adjusted ROATE	14.49%	17.24%	18.65%	19.35%	17.70%

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon's 2022 Annual Report on Form 10–K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2022 Annual Report on Form 10–K.

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of March 31, 2023, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures were not effective to ensure that the information required to be disclosed by Horizon in the reports Horizon files or submits under the Exchange Act is recorded, processed, summarized, and reported with the time periods specified in the Securities and Exchange Commission's rules and forms, including that such information is accumulated and communicated to Horizon's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that Horizon's disclosure controls and procedures were not effected was due to the presence of material weaknesses in Horizon's internal control over financial reporting, as that term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, as previously disclosed in Part II, Item 9A of Horizon's Annual Report on Form 10–K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10–K”). In light of the material weaknesses identified by management, Horizon has performed additional analyses and procedures in order to conclude that its condensed financial statements as of and for the three months ended March 31, 2023 are fairly presented, in all material respects, in accordance with GAAP, as further described below.
Description of Material Weaknesses and Management's Remediation Initiatives
As previously disclosed in “Part II, Item 9A. Controls and Procedures” of Horizon's 2022 Annual Report on Form 10–K, management identified material weaknesses in internal control over financial reporting with respect to insufficient controls over the reporting, classification, and disclosure of loans, investments and individual cash flow line items and lack of sufficient controls around the financial reporting process that allows for the timely release of financial statements. As of the date of this report, Horizon's remediation efforts continue related to each of the material weaknesses that Horizon has identified in its internal control over financial reporting and additional time and resources will be required in order to fully address these material weaknesses. Horizon has not been able to complete all actions necessary and test the remediated controls in a manner that would enable it to conclude that such controls are effective. Horizon is committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit.
As part of Horizon's efforts to remediate the material weaknesses described above, Horizon is in the process of hiring additional resources within our accounting and finance department for financial statement preparation and review, Horizon has provided additional training to implement and monitor our policies and procedures, and enhanced controls and procedures have been designed and are in process of being implemented. The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We estimate that the remediation of these material weaknesses will be completed prior to the end of fiscal 2023. Therefore, Horizon's Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, Horizon's disclosure controls and procedures were not effective. Despite the foregoing, Horizon's management has concluded the financial statements fairly present in all material respects, Horizon's financial position, results of operations and cash flows as of the dates, and for the periods presented in this Form 10–Q, in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2023, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting, other than the remediation activities described above and discussed in further detail in “Part II, Item 9A. Controls and Procedures” of Horizon's 2022 Annual Report on Form 10–K.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 1.    LEGAL PROCEEDINGS
On April 20, 2023, a putative class action lawsuit entitled Chad Key, et al. v. Horizon Bancorp, Inc., et al., Case No. 1:23-cv-02961 (“Securities Action”) was filed against the Company and two of its officers in the U.S. District Court for the Eastern District of New York. The Securities Action asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 alleging, among other things, the Company made materially false and misleading statements and failed to disclose material adverse facts which allegedly resulted in harm to a putative class of purchasers of our securities from March 9, 2022 and March 10, 2023.
Based on our initial review of the complaint, management believes the lawsuit is without merit and intends to vigorously defend against it. As of March 31, 2023, no liability related to above matter was recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.
ITEM 1A.    RISK FACTORS
The disclosures below supplement the risk factors previously disclosed under Part I, Item 1A of the Company's 2022 Annual Report on Form 10–K.
Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on our operations and/or stock price.
The recent high–profile bank failures including Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of financial institutions. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short–term fixed income securities, all of which could materially adversely impact our liquidity, loan funding capacity, net interest margin, capital and results of operations. In connection with high–profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including previously uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information

ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
31.1	Certification of Craig M. Dwight	Attached
31.2	Certification of Mark E. Secor	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2023, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

May 10, 2023	/s/ Craig M. Dwight
Date	Craig M. Dwight
Chief Executive Officer

May 10, 2023	/s/ Mark E. Secor
Date	Mark E. Secor
Chief Financial Officer