Form 10-Q
period 2023-06-30
HORIZON BANCORP INC /IN/
filed 2023-08-08
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,109,704     shares of Common Stock, no par value, at August 7, 2023.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$228,986	$123,505
Interest earning time deposits	2,452	2,812
Investment securities, available for sale	905,813	997,558
Investment securities, held to maturity (fair value of $1,668,229 and $1,681,309)	1,983,496	2,022,748
Loans held for sale	6,933	5,807
Loans, net of allowance for credit losses of $49,976 and $50,464	4,216,284	4,107,534
Premises and equipment, net	95,053	92,677
Federal Home Loan Bank stock	34,509	26,677
Goodwill	155,211	155,211
Other intangible assets	15,433	17,239
Interest receivable	37,536	35,294
Cash value of life insurance	148,171	146,175
Other assets	133,476	139,281
Total assets	$7,963,353	$7,872,518
Liabilities
Deposits
Non–interest bearing	$1,170,055	$1,277,768
Interest bearing	4,539,277	4,580,006
Total deposits	5,709,332	5,857,774
Borrowings	1,352,039	1,142,949
Subordinated notes	58,970	58,896
Junior subordinated debentures issued to capital trusts	57,143	57,027
Interest payable	12,739	5,380
Other liabilities	63,887	73,117
Total liabilities	7,254,110	7,195,143
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued and Outstanding 44,112,816 and 43,937,889 shares	—	—
Additional paid-in capital	354,953	354,188
Retained earnings	452,209	429,385
Accumulated other comprehensive loss	(97,919)	(106,198)
Total stockholders’ equity	709,243	677,375
Total liabilities and stockholders’ equity	$7,963,353	$7,872,518
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest Income
Loans receivable	$60,594	$40,585	$115,958	$77,124
Investment securities – taxable	8,740	8,673	17,465	16,064
Investment securities – tax exempt	7,059	7,307	14,615	14,004
Other	475	43	628	158
Total interest income	76,868	56,608	148,666	107,350
Interest Expense
Deposits	18,958	1,677	33,777	3,173
Borrowed funds	9,718	1,450	19,489	2,530
Subordinated notes	881	881	1,761	1,761
Junior subordinated debentures issued to capital trusts	1,151	556	2,242	1,011
Total interest expense	30,708	4,564	57,269	8,475
Net Interest Income	46,160	52,044	91,397	98,875
Credit loss expense (recovery)	680	240	922	(1,146)
Net Interest Income after Credit Loss Expense (Recovery)	45,480	51,804	90,475	100,021
Non–interest Income
Service charges on deposit accounts	3,021	2,833	6,049	5,628
Wire transfer fees	116	170	225	329
Interchange fees	3,584	3,582	6,451	6,362
Fiduciary activities	1,247	1,405	2,522	2,908
Gain (loss) on sale of investment securities	20	—	(480)	—
Gain on sale of mortgage loans	1,005	2,501	1,790	4,528
Mortgage servicing income, net	640	319	1,353	3,808
Increase in cash value of bank owned life insurance	1,015	519	1,996	1,029
Death benefit on bank owned life insurance	—	644	—	644
Other income	349	461	711	1,353
Total non–interest income	10,997	12,434	20,617	26,589
Non–interest Expense
Salaries and employee benefits	20,162	19,957	38,874	39,692
Net occupancy expenses	3,249	3,190	6,812	6,751
Data processing	3,016	2,607	5,685	5,144
Professional fees	633	283	1,166	597
Outside services and consultants	2,515	2,485	5,232	5,010
Loan expense	1,397	1,533	2,515	2,738
FDIC insurance expense	840	775	1,380	1,500
Core deposit intangible amortization	903	925	1,806	1,851
Other losses	134	362	355	530
Other expense	3,413	3,287	6,961	6,861
Total non–interest expense	36,262	35,404	70,786	70,674
Income Before Income Taxes	20,215	28,834	40,306	55,936
Income tax expense	1,452	3,975	3,315	7,514
Net Income	$18,763	$24,859	$36,991	$48,422
Basic Earnings Per Share	$0.43	$0.57	$0.85	$1.11
Diluted Earnings Per Share	0.43	0.57	0.85	1.11
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Net Income	$18,763	$24,859	$36,991	$48,422
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	35	1,043	(523)	3,789
Reclassification adjustment for swap termination gain realized in income	(1,453)	—	(1,453)	—
Income tax effect	299	(219)	415	(796)
Changes from derivative instruments	(1,119)	824	(1,561)	2,993
Change in securities:
Unrealized gain (loss) for the period on available for sale securities	(5,795)	(48,333)	12,349	(129,157)
Reclassification of securities from available for sale to held to maturity	—	—	—	(794)
Amortization (accretion) from transfer of securities from available for sale to held to maturity securities	(219)	(1,181)	(373)	(938)
Reclassification adjustment for securities (gains) losses realized in income	(20)	—	480	—
Income tax effect	1,266	10,398	(2,616)	27,487
Unrealized gains (losses) on securities	(4,768)	(39,116)	9,840	(103,402)
Other Comprehensive Income (Loss), Net of Tax	(5,887)	(38,292)	8,279	(100,409)
Comprehensive Income (Loss)	$12,876	$(13,433)	$45,270	$(51,987)
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, April 1, 2022	$—	$—	$351,522	$380,700	$(54,772)	$677,450
Net income	—	—	—	24,859	—	24,859
Other comprehensive loss, net of tax	—	—	—	—	(38,292)	(38,292)
Amortization of unearned compensation	—	—	627	—	—	627
Net settlement of share awards	—	—	(25)	—	—	(25)
Stock retirement plans	—	—	288	—	—	288
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,042)	—	(7,042)
Balances, June 30, 2022	$—	$—	$352,412	$398,517	$(93,064)	$657,865

Balances, April 1, 2023	$—	$—	$354,035	$440,556	$(92,032)	$702,559
Net income	—	—	—	18,763	—	18,763
Other comprehensive loss, net of tax	—	—	—	—	(5,887)	(5,887)
Amortization of unearned compensation	—	—	944	—	—	944
Net settlement of share awards	—	—	(26)	—	—	(26)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,110)	—	(7,110)
Balances, June 30, 2023	$—	$—	$354,953	$452,209	$(97,919)	$709,243
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Six Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2022	$—	$—	$352,122	$363,742	$7,345	$723,209
Net income	—	—	—	48,422	—	48,422
Other comprehensive loss, net of tax	—	—	—	—	(100,409)	(100,409)
Amortization of unearned compensation	—	—	1,143	—	—	1,143
Exercise of stock options	—	—	94	—	—	94
Stock option expense	—	—	13	—	—	13
Net settlement of share awards	—	—	(1,696)	—	—	(1,696)
Stock retirement plans	—	—	736	—	—	736
Cash dividends on common stock ($0.31 per share)	—	—	—	(13,647)	—	(13,647)
Balances, June 30, 2022	$—	$—	$352,412	$398,517	$(93,064)	$657,865

Balances, January 1, 2023	$—	$—	$354,188	$429,385	$(106,198)	$677,375
Net income	—	—	—	36,991	—	36,991
Other comprehensive income, net of tax	—	—	—	—	8,279	8,279
Amortization of unearned compensation	—	—	1,703	—	—	1,703
Net settlement of share awards	—	—	(723)	—	—	(723)
Stock retirement plans	—	—	(215)	—	—	(215)
Cash dividends on common stock ($0.32 per share)	—	—	—	(14,167)	—	(14,167)
Balances, June 30, 2023	$—	$—	$354,953	$452,209	$(97,919)	$709,243
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Six Months Ended
	June 30
	2023	2022
Operating Activities
Net income	$36,991	$48,422
Items not requiring (providing) cash
Credit loss expense (recovery)	922	(1,146)
Depreciation and amortization	5,268	5,205
Share based compensation	1,703	1,156
Amortization of mortgage servicing rights	547	1,394
Impairment (recovery) of mortgage servicing rights	—	(2,594)
Premium amortization on securities, net	5,265	6,126
Loss on sale of investment securities	480	—
Gain on sale of mortgage loans	(1,790)	(4,528)
Proceeds from sales of loans	62,541	150,838
Loans originated for sale	(62,312)	(139,049)
Gain on cash value life insurance	(1,996)	(1,029)
Gain on sale of other real estate owned	(121)	(618)
Net change in:
Interest receivable	(2,242)	(2,859)
Interest payable	7,359	167
Other assets	(299)	(5,458)
Other liabilities	(8,202)	(578)
Net cash provided by operating activities	44,114	55,449
Investing Activities
Purchases of securities available for sale	(1,385)	(179,075)
Proceeds from sales of securities available for sale	88,194	—
Proceeds from maturities, calls and principal repayments of securities available for sale	15,170	45,183
Purchases of securities held to maturity	(9,605)	(413,782)
Proceeds from maturities, calls and principal repayments of securities held to maturity	45,334	30,122
Net change in interest earning time deposits	360	983
Purchase of FHLB stock	(7,832)	(2,435)
Redemption of FHLB stock	—	198
Purchase of loans	(62,489)	—
Net change in loans	(48,049)	(298,478)
Proceeds on the sale of OREO and repossessed assets	1,188	3,017
Premises and equipment expenditures	(5,277)	(3,224)
Proceeds from bank owned life insurance	—	3,554
Net cash used in investing activities	15,609	(813,937)
Financing Activities
Net change in deposits	(148,442)	42,594
Proceeds from borrowings	584,094	594,350
Repayment of borrowings	(378,790)	(360,763)
Net change in repurchase agreements	3,786	12,896
Net settlement of share awards	(723)	(1,696)
Exercise of stock options	—	94
Dividends paid on common stock	(14,167)	(13,647)
Net cash provided by financing activities	45,758	273,828
Net Change in Cash and Cash Equivalents	105,481	(484,660)
Cash and Cash Equivalents, Beginning of Period	123,505	593,508
Cash and Cash Equivalents, End of Period	$228,986	$108,848
Additional Supplemental Information

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

Interest paid	$49,910	$8,308
Income taxes paid	1,554	650
Transfer of loans to other real estate and repossessed assets	1,452	342
Transfer of available for sale securities to held to maturity securities	—	120,881
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2023 and June 30, 2022 are not necessarily indicative of the operating results for the full year of 2023 or 2022. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of June 30, 2023, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Basic earnings per share
Net income	$18,763	$24,859	$36,991	$48,422
Weighted average common shares outstanding	43,639,987	43,572,796	43,611,926	43,563,804
Basic earnings per share	$0.43	$0.57	$0.85	$1.11

Diluted earnings per share
Net income	$18,763	$24,859	$36,991	$48,422
Weighted average common shares outstanding	43,639,987	43,572,796	43,611,926	43,563,804
Effect of dilutive securities:
Restricted stock	102,046	77,296	136,693	107,122
Stock options	555	34,599	8,702	40,896
Weighted average common shares outstanding	43,742,588	43,684,691	43,757,321	43,711,822
Diluted earnings per share	$0.43	$0.57	$0.85	$1.11

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
There were 484,650 and 415,455 shares for the three and six months ended June 30, 2023 which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 319,692 and 206,421 shares for the three and six months ended June 30, 2022 which were not included in the computation of diluted earnings per share because they were non–dilutive.
Reclassifications
Certain reclassifications have been made to the 2022 condensed consolidated financial statements to be comparable to 2023. These reclassifications were not material and had no effect on net income.
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
We evaluated the aggregate effects of these errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Quarterly Report on Form 10–Q for the three and six months ended June 30, 2022.
The following tables present the revisions to the line items of our previously issued financial statements to reflect the correction of the errors:

Consolidated Statements of Income
Three Months Ended June 30, 2022

	As Reported	Indirect Loan Dealer Reserve Adjustment	As Revised
Interest income
Loans receivable	$41,549	$(964)	$40,585
Total interest income	57,572	(964)	56,608
Net interest income	53,008	(964)	52,044
Net interest income after credit loss expense (recovery)	52,768	(964)	51,804
Non–interest expense
Loan expense	2,497	(964)	1,533
Total non–interest expense	36,368	(964)	35,404
Net income	24,859	—	24,859

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Consolidated Statements of Income
Six Months Ended June 30, 2022

	As Reported	Indirect Loan Dealer Reserve Adjustment	As Revised
Interest income
Loans receivable	$79,428	$(2,304)	$77,124
Total interest income	109,654	(2,304)	107,350
Net interest income	101,179	(2,304)	98,875
Net interest income after credit loss expense (recovery)	102,325	(2,304)	100,021
Non–interest expense
Loan expense	5,042	(2,304)	2,738
Total non–interest expense	72,978	(2,304)	70,674
Net income	48,422	—	48,422
Additional immaterial reclassifications made to the 2022 condensed consolidated financial statements to be comparable to 2023 are not included within the revision to the consolidated statement of cash flows noted below.

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2022

	As Reported	Indirect Loan Dealer Reserve Adjustment	Transfer of AFS Securities to HTM Securities	As Revised
Operating Activities
Net change in other assets	$(11,986)	$4,153	$—	$(7,833)
Net cash provided by operating activities	51,381	4,153	—	55,534
Investing activities
Net change in loans	(294,325)	(4,153)	—	(298,478)
Net cash used in investing activities	(809,869)	(4,153)	—	(814,022)
Net Change in Cash and Cash Equivalents	(484,660)	—	—	(484,660)
Additional Supplemental Information
Transfer of available for sale securities to held to maturity securities	—	—	120,881	120,881

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Securities
The fair value of securities is as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$294,640	$—	$(25,805)	$268,835
State and municipal	425,815	6	(61,755)	364,066
Federal agency collateralized mortgage obligations	24,529	—	(1,634)	22,895
Federal agency mortgage-backed pools	206,240	—	(28,586)	177,654
Corporate notes	81,904	314	(9,855)	72,363
Total available for sale investment securities	$1,033,128	$320	$(127,635)	$905,813
Held to maturity
U.S. Treasury and federal agencies	$287,576	$—	$(45,929)	$241,647
State and municipal	1,110,945	514	(173,391)	938,068
Federal agency collateralized mortgage obligations	54,067	—	(8,601)	45,466
Federal agency mortgage-backed pools	333,767	—	(53,147)	280,620
Private labeled mortgage-backed pools	33,848	—	(5,186)	28,662
Corporate notes	163,293	—	(29,527)	133,766
Total held to maturity investment securities	$1,983,496	$514	$(315,781)	$1,668,229

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$294,329	$—	$(27,150)	$267,179
State and municipal	505,006	140	(71,602)	433,544
Federal agency collateralized mortgage obligations	33,011	—	(1,796)	31,215
Federal agency mortgage-backed pools	220,963	—	(30,307)	190,656
Corporate notes	84,393	195	(9,624)	74,964
Total available for sale investment securities	$1,137,702	$335	$(140,479)	$997,558
Held to maturity
U.S. Treasury and federal agencies	$295,250	$—	$(49,237)	$246,013
State and municipal	1,127,669	374	(192,458)	935,585
Federal agency collateralized mortgage obligations	56,564	—	(8,865)	47,699
Federal agency mortgage-backed pools	343,953	—	(56,714)	287,239
Private labeled mortgage-backed pools	35,466	—	(5,493)	29,973
Corporate notes	163,846	—	(29,046)	134,800
Total held to maturity investment securities	$2,022,748	$374	$(341,813)	$1,681,309

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
The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Amortized Cost	Fair Value
Available for sale
Within one year	$3,978	$3,912
One to five years	355,057	324,602
Five to ten years	195,305	164,194
After ten years	248,019	212,556
	802,359	705,264
Federal agency collateralized mortgage obligations	24,529	22,895
Federal agency mortgage–backed pools	206,240	177,654
Total available for sale investment securities	$1,033,128	$905,813
Held to maturity
Within one year	$33,919	$33,698
One to five years	231,328	217,643
Five to ten years	331,954	283,216
After ten years	964,613	778,924
	1,561,814	1,313,481
Federal agency collateralized mortgage obligations	54,067	45,466
Federal agency mortgage–backed pools	333,767	280,620
Private labeled mortgage–backed pools	33,848	28,662
Total held to maturity investment securities	$1,983,496	$1,668,229

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$1,948	$(20)	$508,535	$(71,714)	$510,483	$(71,734)
State and municipal	135,580	(3,239)	1,111,320	(231,907)	1,246,900	(235,146)
Federal agency collateralized mortgage obligations	880	(54)	67,482	(10,181)	68,362	(10,235)
Federal agency mortgage–backed pools	7,204	(305)	451,055	(81,428)	458,259	(81,733)
Private labeled mortgage–backed pools	—	—	28,662	(5,186)	28,662	(5,186)
Corporate notes	4,956	(760)	199,846	(38,622)	204,802	(39,382)
Total temporarily impaired securities	$150,568	$(4,378)	$2,366,900	$(439,038)	$2,517,468	$(443,416)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$217,357	$(16,692)	$295,585	$(59,695)	$512,942	$(76,387)
State and municipal	533,871	(45,881)	757,061	(218,179)	1,290,932	(264,060)
Federal agency collateralized mortgage obligations	40,301	(2,881)	38,613	(7,780)	78,914	(10,661)
Federal agency mortgage–backed pools	49,633	(3,211)	428,243	(83,810)	477,876	(87,021)
Private labeled mortgage–backed pools	—	—	29,973	(5,493)	29,973	(5,493)
Corporate notes	38,906	(6,787)	169,921	(31,883)	208,827	(38,670)
Total temporarily impaired securities	$880,068	$(75,452)	$1,719,396	$(406,840)	$2,599,464	$(482,292)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of June 30, 2023 and December 31, 2022, the Company had 2,655 and 2,828 securities, respectively, with market values below their cost basis. The total fair value of these investments at June 30, 2023 and December 31, 2022 was $2.5 billion and $2.6 billion, which is approximately 97.8% and 97.0%, respectively, of the Company's available for sale and held to maturity securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.
No allowance for credit losses for available for sale debt securities or held to maturity securities was recorded at June 30, 2023 or December 31, 2022. Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $16.7 million at June 30, 2023 and $17.8 million at December 31, 2022 and is excluded from the estimate of credit losses.
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
Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Sales of securities available for sale
Proceeds	$24,668	$—	$88,194	$—
Gross gains	86	—	215	—
Gross losses	(66)	—	(695)	—

Note 3 – Loans
The table below identifies the Company’s loan portfolio segments and classes.

Portfolio Segment	Class of Financing Receivable
Commercial	Owner occupied real estate
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents total loans outstanding by portfolio class, as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Commercial
Owner occupied real estate	$619,649	$594,562
Non–owner occupied real estate	1,199,150	1,187,077
Residential spec homes	13,116	10,838
Development & spec land	27,370	27,358
Commercial and industrial	646,994	647,587
Total commercial	2,506,279	2,467,422
Real estate
Residential mortgage	626,834	612,551
Residential construction	47,917	40,741
Mortgage warehouse	82,345	69,529
Total real estate	757,096	722,821
Consumer
Direct installment	54,914	56,614
Indirect installment	477,938	500,549
Home equity	470,033	410,592
Total consumer	1,002,885	967,755
Total loans	4,266,260	4,157,998
Allowance for credit losses	(49,976)	(50,464)
Net loans	$4,216,284	$4,107,534
Total loans include net deferred loan costs of $23.2 million at June 30, 2023 and $22.7 million at December 31, 2022, respectively.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Non–performing Loans

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at June 30, 2023:

	June 30, 2023
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Total Non–performing Loans	Non–performing with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$3,288	$—	$3,288	$3,102
Non–owner occupied real estate	3,801	—	3,801	1,382
Residential spec homes	101	—	101	—
Development & spec land	803	—	803	803
Commercial and industrial	282	—	282	282
Total commercial	8,275	—	8,275	5,569
Real estate
Residential mortgage	7,927	241	8,168	8,168
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—
Total real estate	7,927	241	8,168	8,168
Consumer
Direct installment	110	1	111	111
Indirect installment	1,040	417	1,457	1,457
Home equity	3,444	654	4,098	4,098
Total consumer	4,594	1,072	5,666	5,666
Total	$20,796	$1,313	$22,109	$19,403

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
There was no interest income recognized on non–accrual loans during the six months ended June 30, 2023 and 2022, respectively, while the loans were in non–accrual status.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non–accrual loans of $20.8 million at June 30, 2023:

	June 30, 2023
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$616,361	$—	$—	$—	$—	$616,361
Non–owner occupied real estate	1,195,349	—	—	—	—	1,195,349
Residential spec homes	13,015	—	—	—	—	13,015
Development & spec land	26,567	—	—	—	—	26,567
Commercial and industrial	646,220	492	—	—	492	646,712
Total commercial	2,497,512	492	—	—	492	2,498,004
Real estate
Residential mortgage	617,330	1,336	—	241	1,577	618,907
Residential construction	47,917	—	—	—	—	47,917
Mortgage warehouse	82,345	—	—	—	—	82,345
Total real estate	747,592	1,336	—	241	1,577	749,169
Consumer
Direct installment	54,572	168	63	1	232	54,804
Indirect installment	470,932	4,832	717	417	5,966	476,898
Home equity	462,630	2,685	620	654	3,959	466,589
Total consumer	988,134	7,685	1,400	1,072	10,157	998,291
Total	$4,233,238	$9,513	$1,400	$1,313	$12,226	$4,245,464

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
Modified Loans
The Company adopted ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, during the first quarter of 2023. These amendments eliminated the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. During the first six months of 2023, the Company did not modify any loans.
Prior to the adoption of ASU 2022–02, loans modified as TDRs generally consisted of allowing borrowers to defer scheduled principal payments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans' contractual terms. TDRs that continued to accrue interest were individually monitored on a monthly basis and evaluated for impairment annually and transferred to non–accrual status when it was probable that any remaining principal and interest payments due on the loan would not be collected in accordance with the contractual terms of the loan. TDRs that subsequently default were individually evaluated for impairment at the time of default.

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

	June 30, 2023
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$3,715	$102	$—	$3,817	$63
Non–owner occupied real estate	4,061	—	—	4,061	840
Residential spec homes	101	—	—	101	47
Development & spec land	803	—	—	803	—
Commercial and industrial	—	248	34	282	—
Total commercial	8,680	350	34	9,064	950
Total collateral dependent loans	$8,680	$350	$34	$9,064	$950

	December 31, 2022
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$3,905	$95	$—	$4,000	$215
Non–owner occupied real estate	4,135	—	—	4,135	988
Residential spec homes	101	—	—	101	—
Development & spec land	815	—	—	815	36
Commercial and industrial	—	248	31	279	—
Total commercial	8,956	343	31	9,330	1,239
Total collateral dependent loans	$8,956	$343	$31	$9,330	$1,239
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at June 30, 2023.

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$38,438	$101,386	$77,423	$46,202	$48,716	$195,123	$87,724	$595,012
Special Mention	—	497	8,904	160	5	1,931	—	11,497
Substandard	535	507	—	973	232	10,177	716	13,140
Doubtful	—	—	—	—	—	—	—	—
Total owner occupied real estate	$38,973	$102,390	$86,327	$47,335	$48,953	$207,231	$88,440	$619,649
Gross charge–offs during period	$—	$54	$53	$—	$—	$2	$—	$109

Non–owner occupied real estate
Pass	$72,352	$214,876	$168,376	$106,711	$88,739	$320,884	$173,728	$1,145,666
Special Mention	—	—	1,375	260	865	44,808	—	47,308
Substandard	—	—	—	216	—	5,960	—	6,176
Doubtful	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$72,352	$214,876	$169,751	$107,187	$89,604	$371,652	$173,728	$1,199,150
Gross charge–offs during period	$—	$—	$—	$—	$—	$9	$—	$9

Residential spec homes
Pass	$2	$5,079	$2,492	$—	$—	$1,353	$4,089	$13,015
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	101	101
Doubtful	—	—	—	—	—	—	—	—
Total residential spec homes	$2	$5,079	$2,492	$—	$—	$1,353	$4,190	$13,116
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—

Development & spec land
Pass	$2,248	$1,490	$1,104	$420	$259	$3,237	$17,700	$26,458
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	172	740	912
Doubtful	—	—	—	—	—	—	—	—
Total development & spec land	$2,248	$1,490	$1,104	$420	$259	$3,409	$18,440	$27,370
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—

Commercial & industrial
Pass	$61,878	$196,956	$120,922	$26,908	$29,299	$141,602	$48,926	$626,491
Special Mention	1,542	774	307	2,056	384	7,219	900	13,182
Substandard	20	758	279	19	459	1,897	3,889	7,321
Doubtful	—	—	—	—	—	—	—	—
Total commercial & industrial	$63,440	$198,488	$121,508	$28,983	$30,142	$150,718	$53,715	$646,994
Gross charge–offs during period	$—	$33	$—	$48	$8	$126	$—	$215

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$22,221	$118,296	$161,911	$88,172	$32,007	$196,059	$—	$618,666
Non–performing	—	872	773	283	748	5,492	—	8,168
Total residential mortgage	$22,221	$119,168	$162,684	$88,455	$32,755	$201,551	$—	$626,834
Gross charge–offs during period	$—	$—	$—	$—	$—	$4	$—	$4

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$47,917	$47,917
Non–performing	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$47,917	$47,917
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$82,345	$82,345
Non–performing	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$82,345	$82,345
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Consumer
Direct installment
Performing	$8,779	$17,042	$10,349	$5,605	$6,052	$6,967	$9	$54,803
Non–performing	—	4	46	—	13	48	—	111
Total direct installment	$8,779	$17,046	$10,395	$5,605	$6,065	$7,015	$9	$54,914
Gross charge–offs during period	$1	$6	$4	$7	$—	$15	$—	$33

Indirect installment
Performing	$66,271	$225,370	$98,309	$46,875	$24,319	$15,337	$—	$476,481
Non–performing	41	380	569	170	167	130	—	1,457
Total indirect installment	$66,312	$225,750	$98,878	$47,045	$24,486	$15,467	$—	$477,938
Gross charge–offs during period	$35	$582	$227	$65	$27	$31	$—	$967

Home equity
Performing	$55,974	$192,816	$75,132	$34,950	$23,844	$73,616	$9,603	$465,935
Non–performing	—	617	16	61	137	951	2,316	4,098
Total home equity	$55,974	$193,433	$75,148	$35,011	$23,981	$74,567	$11,919	$470,033
Gross charge–offs during period	$—	$12	$—	$—	$—	$2	$—	$14

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$31,156	$4,447	$798	$13,125	$49,526
Credit loss expense (recovery)	(684)	(809)	95	2,139	741
PCD loan charge–offs	(17)	—	—	—	(17)
Charge–offs	(196)	—	—	(472)	(668)
Recoveries	95	10	—	289	394
Balance, end of period	$30,354	$3,648	$893	$15,081	$49,976

	Three Months Ended June 30, 2022
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$37,789	$4,351	$1,055	$9,313	$52,508
Credit loss expense (recovery)	(2,948)	111	12	3,065	240
PCD loan charge–offs	(114)	—	—	—	(114)
Charge–offs	(57)	(58)	—	(726)	(841)
Recoveries	132	18	—	407	557
Balance, end of period	$34,802	$4,422	$1,067	$12,059	$52,350

	Six Months Ended June 30, 2023
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$32,445	$5,577	$1,020	$11,422	$50,464
Credit loss expense (recovery)	(1,715)	(1,945)	(127)	4,123	336
PCD loan charge–offs	(171)	—	—	—	(171)
Charge–offs	(333)	(4)	—	(1,014)	(1,351)
Recoveries	128	20	—	550	698
Balance, end of period	$30,354	$3,648	$893	$15,081	$49,976

	Six Months Ended June 30, 2022
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$40,775	$3,856	$1,059	$8,596	$54,286
Credit loss expense (recovery)	(5,640)	596	8	3,890	(1,146)
PCD loan charge–offs	(370)	—	—	—	(370)
Charge–offs	(137)	(58)	—	(1,013)	(1,208)
Recoveries	174	28	—	586	788
Balance, end of period	$34,802	$4,422	$1,067	$12,059	$52,350

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

Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.491 billion and $1.532 billion at June 30, 2023 and December 31, 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated mortgage servicing rights. Mortgage servicing rights are included in other assets on the balance sheets as of June 30, 2023 and December 31, 2022.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Mortgage servicing rights
Balance, beginning of period	$18,600	$18,592	$18,619	$17,780
Servicing rights capitalized	207	813	435	2,375
Amortization of servicing rights	(300)	(644)	(547)	(1,394)
Balance, end of period	18,507	18,761	18,507	18,761
Impairment allowance
Balance, beginning of period	—	—	—	(2,594)
Additions	—	—	—	—
Reductions	—	—	—	2,594
Balance, end of period	—	—	—	—
Mortgage servicing rights, net	$18,507	$18,761	$18,507	$18,761

Fair value, beginning of period	$18,600	$18,592	$18,619	$15,186
Fair value, end of period	18,507	18,761	18,507	18,761

Note 6 – Goodwill

The carrying amount of goodwill was $155.2 million as of June 30, 2023 and December 31, 2022, respectively. There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2023 and 2022. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a qualitative analysis as of June 30, 2023 which resulted in no goodwill impairment charges for the six months ended June 30, 2023.

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
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	June 30, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$141,656	$—	$—	$—	$—	$—	$141,656
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$10,687	$—	$—	$—	$—	$—	$10,687
Federal agency mortgage–backed pools	146,036	—	—	—	—	—	146,036
Private labeled mortgage–backed pools	8,909	—	—	—	—	—	8,909
Total	$165,632	$—	$—	$—	$—	$—	$165,632

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to one year	One to three years	Three to five years	Five to ten years	Beyond ten years	Total
Repurchase Agreements and repurchase-to-maturity transactions
Repurchase Agreements	$137,871	$—	$—	$—	$—	$—	$137,871
Securities pledged for Repurchase Agreements
Federal agency collateralized mortgage obligations	$13,882	$—	$—	$—	$—	$—	$13,882
Federal agency mortgage–backed pools	137,646	—	—	—	—	—	137,646
Private labeled mortgage–backed pools	8,989	—	—	—	—	—	8,989
Total	$160,517	$—	$—	$—	$—	$—	$160,517

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

Note 9 – Derivative Financial Instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt on July 20, 2018. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.81% on a notional amount of $50.0 million at December 31, 2022. Under the agreement, the Company pays or receives the net interest amount monthly, with the monthly settlements included in interest expense. The Company terminated this interest rate swap agreement on May 23, 2023 and recorded a related gain of $1.5 million as a reduction of interest expense.
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
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At June 30, 2023, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Other Derivative Instruments

The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2023, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	June 30, 2023		June 30, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	$—	$—	$—	$—
Total derivatives designated as hedging instruments	—	—	—	—
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	523,396	39,146	523,396	39,146
Mortgage loan contracts	—	—	15,198	18
Commitments to originate mortgage loans	5,486	131	—	—
Total derivatives not designated as hedging instruments	528,882	39,277	538,594	39,164
Total derivatives	$528,882	$39,277	$538,594	$39,164

	Asset Derivatives		Liability Derivatives
	December 31, 2022		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	$50,000	$1,976	$—	$—
Total derivatives designated as hedging instruments	50,000	1,976	—	—
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	514,551	42,619	514,551	42,619
Mortgage loan contracts	—	—	13,800	50
Commitments to originate mortgage loans	12,179	284	—	—
Total derivatives not designated as hedging instruments	526,730	42,903	528,351	42,669
Total derivatives	$576,730	$44,879	$528,351	$42,669

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The effect of the derivative instruments on the condensed consolidated statements of comprehensive income for the three and six–month periods ended June 30 is as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Derivatives in cash flow hedging relationship
Interest rate contracts	$(1,119)	$824	$(1,561)	$2,993
The effect of the derivative designated as a hedging instrument on the condensed consolidated statements of income for the three and six–month periods ended June 30 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Derivative designated as hedging instruments
Interest rate contracts – cash flow hedges	Interest expense – Borrowings	$1,624	$(275)	$1,832	$(615)
Total		$1,624	$(275)	$1,832	$(615)
The effect of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and six–month periods ended June 30 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedge	Interest income – loans receivable	$314	$(52)	$434	$(164)
Interest rate contracts – fair value hedge	Interest income – investment securities	61	(47)	110	(112)
Mortgage loan contracts	Non–interest income – Gain on sale of loans	(119)	434	(32)	87
Commitments to originate mortgage loans	Non–interest income – Gain on sale of loans	(88)	(81)	(153)	(756)
Total		$168	$254	$359	$(945)

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
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	June 30, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$268,835	$—	$268,835	$—
State and municipal	364,066	—	364,066	—
Federal agency collateralized mortgage obligations	22,895	—	22,895	—
Federal agency mortgage–backed pools	177,654	—	177,654	—
Corporate notes	72,363	—	72,363	—
Total available for sale securities	905,813	—	905,813	—
Interest rate swap agreements asset	39,146	—	39,146	—
Commitments to originate mortgage loans	131	—	131	—
Interest rate swap agreements liability	(39,146)	—	(39,146)	—
Mortgage loan contracts	(18)	—	(18)	—

	December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$267,179	$—	$267,179	$—
State and municipal	433,544	—	433,544	—
Federal agency collateralized mortgage obligations	31,215	—	31,215	—
Federal agency mortgage–backed pools	190,656	—	190,656	—
Corporate notes	74,964	—	74,964	—
Total available for sale securities	997,558	—	997,558	—
Interest rate swap agreements asset	44,595	—	44,595	—
Commitments to originate mortgage loans	284	—	284	—
Interest rate swap agreements liability	(42,619)	—	(42,619)	—
Mortgage loan contracts	(50)	—	(50)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Collateral dependent loans	$8,114	$—	$—	$8,114
December 31, 2022
Collateral dependent loans	$8,091	$—	$—	$8,091
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

	June 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$8,114	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-65.7% (10.5%)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$8,091	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-100.0%(13.3%)

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2023 and December 31, 2022. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

	June 30, 2023
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$228,986	$228,986	$—	$—
Interest–earning time deposits	2,452	—	2,415	—
Investment securities, held to maturity	1,983,496	—	1,668,229	—
Loans held for sale	6,933	—	—	6,933
Loans (excluding loan level hedges), net	4,216,284	—	—	3,957,526
Stock in FHLB	34,509	—	34,509	—
Interest receivable	37,536	—	37,536	—
Liabilities
Non–interest bearing deposits	$1,170,055	$1,170,055	$—	$—
Interest bearing deposits	4,539,277	—	4,245,049	—
Borrowings	1,352,039	—	1,338,249	—
Subordinated notes	58,970	—	57,600	—
Junior subordinated debentures issued to capital trusts	57,143	—	50,569	—
Interest payable	12,739	—	12,739	—

	December 31, 2022
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$123,505	$123,505	$—	$—
Interest–earning time deposits	2,812	—	2,778	—
Investment securities, held to maturity	2,022,748	—	1,681,309	—
Loans held for sale	5,807	—	—	5,807
Loans (excluding loan level hedges), net	4,107,534	—	—	3,852,458
Stock in FHLB	26,677	—	26,677	—
Interest receivable	35,294	—	35,294	—
Liabilities
Non–interest bearing deposits	$1,277,768	$1,277,768	$—	$—
Interest bearing deposits	4,580,006	—	4,100,154	—
Borrowings	1,142,949	—	1,139,926	—
Subordinated notes	58,896	—	56,496	—
Junior subordinated debentures issued to capital trusts	57,027	—	51,327	—
Interest payable	5,380	—	5,380	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 12 – Accumulated Other Comprehensive Income (Loss)

	June 30, 2023	December 31, 2022
Unrealized gain (loss) on securities available for sale	$(127,315)	$(140,144)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS	3,367	3,740
Unrealized gain (loss) on derivative instruments	—	1,976
Tax effect	26,029	28,230
Total accumulated other comprehensive income (loss)	$(97,919)	$(106,198)

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of June 30, 2023 and December 31, 2022, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the second quarter of 2023 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon and the Bank’s actual and required capital ratios as of June 30, 2023 and December 31, 2022 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total capital (to risk–weighted assets)(1)
Consolidated	$805,382	14.32%	$449,915	8.00%	$590,513	10.50%	N/A	N/A
Bank	732,236	13.03%	449,727	8.00%	590,267	10.50%	$562,159	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	755,406	13.43%	337,436	6.00%	478,035	8.50%	N/A	N/A
Bank	681,271	12.12%	337,295	6.00%	477,835	8.50%	449,727	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	635,127	11.29%	253,077	4.50%	393,676	7.00%	N/A	N/A
Bank	681,271	12.12%	252,971	4.50%	393,511	7.00%	365,403	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	755,406	9.79%	308,792	4.00%	308,792	4.00%	N/A	N/A
Bank	681,271	8.72%	312,663	4.00%	312,663	4.00%	390,829	5.00%
December 31, 2022
Total capital (to risk–weighted assets)(1)
Consolidated	$776,390	14.37%	$432,172	8.00%	$567,226	10.50%	N/A	N/A
Bank	726,339	13.59%	427,456	8.00%	561,036	10.50%	$534,320	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	729,835	13.51%	324,129	6.00%	459,183	8.50%	N/A	N/A
Bank	679,784	12.72%	320,592	6.00%	454,172	8.50%	427,456	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	609,630	11.28%	243,097	4.50%	378,151	7.00%	N/A	N/A
Bank	679,784	12.72%	240,444	4.50%	374,024	7.00%	347,308	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	729,835	10.03%	291,122	4.00%	291,122	4.00%	N/A	N/A
Bank	679,784	8.89%	305,996	4.00%	305,999	4.00%	382,495	5.00%
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
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
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
•the effect of interest rates on net interest rate margin and their impact on mortgage loan volumes and the outflow of deposits;
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
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
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
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
Over the last 20 years, Horizon has expanded its geographic reach and experienced financial growth through a combination of both organic expansion and mergers and acquisitions. Horizon's initial operations focused on northwest Indiana, but since then, the Company has developed a presence in new markets in southern and central Michigan and northeastern and central Indiana.

Second Quarter 2023 Highlights
•Increased net income to $18.8 million or $0.43 per diluted share, from $18.2 million or $0.42 in the first quarter of 2023.

•Net interest income of $46.2 million increased from $45.2 million in the linked quarter. Second quarter 2023 net interest income benefited from average total loan and earning asset growth over the linked quarter, as well as a $1.5 million gain on swap termination that contributed approximately $0.02 to diluted earnings per share.

•Non–interest income expanded to $11.0 million from $9.6 million in the linked quarter.

•Continued to manage non–interest expense as a percentage of average assets to less than 1.90% on an annualized basis, totaling $36.3 million, or 1.86%, compared to $34.5 million, or 1.79% in the linked quarter.

•Deposits remained resilient during the quarter, totaling $5.71 billion at period end, compared to $5.70 billion on March 31, 2023.

•Loans grew to $4.27 billion at period end, increasing by 2.2% annualized during the quarter and 5.3% annualized since December 31, 2022.

•Maintained consistent and sound asset quality with 30 to 89 days delinquent loans representing 0.26% of total loans and non–performing loans representing 0.52% of total loans at period end, as well as net charge–offs representing 0.01% of average loans during the quarter.

•Tangible common equity continued to improve to 6.91% of tangible assets on June 30, 2023, an improvement of 4 basis points during the quarter and 35 basis points since December 31, 2022.

•The Bank’s capital position was strong with leverage and risk based capital ratios of 8.90% and 13.64%, respectively.

•Horizon's annualized dividend yield was robust at 6.15% as of June 30, 2023, with cash maintained at the holding company level representing approximately eight quarters of dividend payments and fixed costs.
Financial Summary

	For the Three Months Ended
	June 30,	March 31,	June 30,
Net Interest Income and Net Interest Margin	2023	2023	2022
Net interest income	$46,160	$45,237	$52,044
Net interest margin	2.69%	2.67%	3.13%
Adjusted net interest margin (See “Use of Non–GAAP Financial Measures”)	2.57%	2.65%	3.06%

	For the Three Months Ended
	June 30,	March 31,	June 30,
Asset Yields and Funding Costs	2023	2023	2022
Interest earning assets	4.39%	4.17%	3.39%
Interest bearing liabilities	2.10%	1.85%	0.34%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022

	For the Three Months Ended
Non–interest Income and Mortgage Banking Income	June 30,	March 31,	June 30,
	2023	2023	2022
Total non–interest income	$10,997	$9,620	$12,434
Gain on sale of mortgage loans	1,005	785	2,501
Mortgage servicing income net of impairment or recovery	640	713	319

	For the Three Months Ended
	June 30,	March 31,	June 30,
Non–interest Expense	2023	2023	2022
Total non–interest expense	$36,262	$34,524	$35,404
Annualized non–interest expense to average assets	1.86%	1.79%	1.90%

	At or for the Three Months Ended
Credit Quality	June 30,	March 31,	June 30,
	2023	2023	2022
Allowance for credit losses to total loans	1.17%	1.17%	1.32%
Non–performing loans to total loans	0.52%	0.47%	0.51%
Percent of net charge–offs to average loans outstanding for the period	0.01%	0.01%	0.01%

Allowance for	June 30,	Net Reserve		December 31,
Credit Losses	2023	2Q23	1Q23	2022
Commercial	$30,354	$(802)	$(1,289)	$32,445
Retail Mortgage	3,648	(799)	(1,130)	5,577
Warehouse	893	95	(222)	1,020
Consumer	15,081	1,956	1,703	11,422
Allowance for Credit Losses (“ACL”)	$49,976	$450	(938)	$50,464
ACL/Total Loans	1.17%			1.21%

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
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2023, Horizon had core deposit intangibles of $15.4 million subject to amortization and $155.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding the interest rate environment, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the most recent qualitative assessment, the Company determined that as of June 30, 2023, it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the current banking environment, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
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
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
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
Financial Condition
On June 30, 2023, Horizon’s total assets were $8.0 billion, an increase of approximately $90.8 million compared to December 31, 2022. The increase in total assets was primarily growth in net loans of $108.8 million and an increase in cash and due from banks of $105.5 million. These increases were offset by decreases in investments available for sale of $91.7 million primarily due to sales during the first six months of 2023 and a decrease in investments held to maturity of $39.3 million.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
Investment securities were comprised of the following as of (dollars in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$294,640	$268,835	$294,329	$267,179
State and municipal	425,815	364,066	505,006	433,544
Federal agency collateralized mortgage obligations	24,529	22,895	33,011	31,215
Federal agency mortgage–backed pools	206,240	177,654	220,963	190,656
Corporate notes	81,904	72,363	84,393	74,964
Total available for sale investment securities	$1,033,128	$905,813	$1,137,702	$997,558
Held to maturity
U.S. Treasury and federal agencies	$287,576	$241,647	$295,250	$246,013
State and municipal	1,110,945	938,068	1,127,669	935,585
Federal agency collateralized mortgage obligations	54,067	45,466	56,564	47,699
Federal agency mortgage–backed pools	333,767	280,620	343,953	287,239
Private labeled mortgage–backed pools	33,848	28,662	35,466	29,973
Corporate notes	163,293	133,766	163,846	134,800
Total held to maturity investment securities	$1,983,496	$1,668,229	$2,022,748	$1,681,309
Investment securities available for sale decreased $91.7 million since December 31, 2022 to $905.8 million as of June 30, 2023 primarily due to the sale of certain securities and investment securities held to maturity decreased $39.3 million since December 31, 2022 to $2.0 billion as of June 30, 2023. This decrease in investments held to maturity was due to cash flows received during the first six months of 2023.
Net loans increased $108.8 million since December 31, 2022 to $4.3 billion as of June 30, 2023. Commercial loans increased $38.9 million, consumer loans increased $35.1 million, residential mortgage loans increased $21.5 million and mortgage warehouse loans increased $12.8 million since December 31, 2022.
Total deposits decreased $148.4 million since December 31, 2022 to $5.7 billion as of June 30, 2023, primarily due to a reduction in consumer and commercial balances of $55.6 million and a $54.6 million, respectively, offset by an increase in balances by municipal and other public depositors of approximately $117.6 million during the first six months of 2023.
Total borrowings increased to $1.4 billion as of June 30, 2023 from $1.1 billion as of December 31, 2022, primarily due to the decrease in total deposits.
Stockholders’ equity totaled $709.2 million at June 30, 2023 compared to $677.4 million at December 31, 2022. The increase in stockholders’ equity during the period was primarily due to a decrease in accumulated other comprehensive loss of $8.3 million as unrealized losses on available for sale securities decreased to $127.3 million and the generation of net income, offset by the amount of dividends paid during the quarter. Book value per common share at June 30, 2023 increased to $16.25 compared to $16.11 at December 31, 2022.

Results of Operations
Overview
Consolidated net income for the three–month period ended June 30, 2023 was $18.8 million, or $0.43 diluted earnings per share, compared to $24.9 million, or $0.57 diluted earnings per share for the same period in 2022. The decrease in net income for the three–month period ended June 30, 2023 when compared to the same prior year period reflects a decrease in

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
net interest income of $5.9 million, an increase in credit loss expense of $440,000 a decrease in non–interest income of $1.4 million and an increase in non–interest expense of $858,000, offset by a decrease in income tax expense of $2.5 million.
Consolidated net income for the six–month period ended June 30, 2023 was $37.0 million, or $0.85 diluted earnings per share, compared to $48.4 million, or $1.11 diluted earnings per share for the same period in 2022. The decrease in net income for the six–month period ended June 30, 2023 when compared to the same prior year period reflects a decrease in net interest income of $7.5 million, an increase in credit loss expense of $2.1 million and a decrease in non–interest income of $6.0 million and an increase in non–interest expense of $112,000, offset by a decrease in income tax expense of $4.2 million.

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
Net interest income during the three months ended June 30, 2023 was $46.2 million, a decrease of $5.9 million from the $52.0 million earned during the same period in 2022. Yields on the Company’s interest earning assets increased by 100 basis points to 4.39% for the three months ended June 30, 2023 from 3.39% for the three months ended June 30, 2022. Interest income increased $20.3 million from $56.6 million for the three months ended June 30, 2022 to $76.9 million for the same period in 2023. The increase in interest income was due to higher yields earned on interest earning assets and an increase in average balances of interest earning assets of $269.0 million during the three months ended June 30, 2023. Interest income from acquisition–related purchase accounting adjustments was $651,000 for the three months ended June 30, 2023 compared to $1.2 million for the same period in 2022.
Rates paid on interest bearing liabilities increased by 176 basis points for the three–month period ended June 30, 2023 compared to the same period in 2022. Interest expense increased $26.1 million when compared to the three–month period ended June 30, 2022 to $30.7 million for the same period in 2023. This increase was due to higher rates paid on interest bearing liabilities. The cost of average interest bearing deposits increased 156 basis points while the cost of average borrowings increased 216 basis points. Average balances of interest bearing deposits decreased $95.9 million and average balances of borrowings increased $563.4 million for the three-month period ended June 30, 2023 when compared to the same period in 2022.
The net interest margin decreased 44 basis points from 3.13% for the three–month period ended June 30, 2022 to 2.69% for the same period in 2023. The decrease in the margin for the three–month period ended June 30, 2023 compared to the same period in 2022 was due to an increase in the cost of interest bearing liabilities, offset by a increase in the yield on interest earning assets. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments and the gain on swap termination recorded in interest expense (“adjusted net interest margin”), the margin would have been 2.57% for the three-month period ended June 30, 2023 compared to 3.06% for the same period in 2022. (See the “Non–GAAP Reconciliation of Net Interest Margin” table below.)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
The following are the average balance sheets for the three months ended (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Three Months Ended			Three Months Ended
		June 30, 2023			June 30, 2022
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$30,926	$376	4.88%	$7,083	$17	0.96%
	Interest earning deposits	9,002	99	4.41%	15,661	26	0.67%
	Investment securities – taxable	1,706,761	8,740	2.05%	1,770,816	8,673	1.96%
	Investment securities – non–taxable (1)	1,240,931	7,059	2.89%	1,374,032	7,307	2.70%
	Loans receivable (2) (3)	4,225,020	60,594	5.78%	3,776,041	40,585	4.33%
	Total interest earning assets	7,212,640	76,868	4.39%	6,943,633	56,608	3.39%
	Non–interest earning assets
	Cash and due from banks	102,935			98,040
	Allowance for credit losses	(49,481)			(52,525)
	Other assets	573,932			487,090
	Total average assets	$7,840,026			$7,476,238
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$4,445,074	$18,958	1.71%	$4,540,959	$1,677	0.15%
	Borrowings	1,176,702	9,035	3.08%	613,282	1,409	0.92%
	Repurchase agreements	140,606	683	1.95%	141,470	41	0.12%
	Subordinated notes	58,946	881	5.99%	58,800	881	6.01%
	Junior subordinated debentures issued to capital trusts	57,110	1,151	8.08%	56,870	556	3.92%
	Total interest bearing liabilities	5,878,438	30,708	2.10%	5,411,381	4,564	0.34%
	Non–interest bearing liabilities
	Demand deposits	1,186,520			1,335,779
	Accrued interest payable and other liabilities	64,115			51,779
	Stockholders’ equity	710,953			677,299
	Total average liabilities and stockholders’ equity	$7,840,026			$7,476,238

	Net interest income/spread		$46,160	2.29%		$52,044	3.05%
	Net interest income as a percent of average interest earning assets (1)			2.69%			3.13%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
Net interest income during the six months ended June 30, 2023 was $91.4 million, a decrease of $7.5 million from the $98.9 million earned during the same period in 2022. Yields on the Company’s interest earning assets increased by 101 basis points to 4.28% for the six months ended June 30, 2023 from 3.27% for the six months ended June 30, 2022. Interest income increased $41.3 million from $107.4 million for the six months ended June 30, 2022 to $148.7 million for the same period in 2023. The increase in interest income was due to higher yields earned on interest earning assets and an increase in average balances of interest earning assets of $327.4 million during the six months ended June 30, 2023. Interest income from acquisition–related purchase accounting adjustments was $1.0 million for the six months ended June 30, 2023 compared to $2.1 million for the same period in 2022.
Rates paid on interest bearing liabilities increased by 166 basis points for the six–month period ended June 30, 2023 compared to the same period in 2022. Interest expense increased $48.8 million when compared to the six–month period ended June 30, 2022 to $57.3 million for the same period in 2023. This increase was due to higher rates paid on interest bearing liabilities. The cost of average interest bearing deposits increased 138 basis points while the cost of average borrowings increased 242 basis points. Average balances of interest bearing deposits decreased $37.4 million and average balances of borrowings increased $556.5 million for the six–month period ended June 30, 2023 when compared to the same period in 2022.
The net interest margin decreased 34 basis points from 3.02% for the six–month period ended June 30, 2022 to 2.68% for the same period in 2023. The decrease in the margin for the six–month period ended June 30, 2023 compared to the same period in 2022 was due to an increase in the cost of interest bearing liabilities, offset by a increase in the yield on interest earning assets. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments and the gain on swap termination recorded in interest expense (“adjusted net interest margin”), the margin would have been 2.61% for the six–month period ended June 30, 2023 compared to 2.96%for the same period in 2022. (See the “Non–GAAP Reconciliation of Net Interest Margin” table below.)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
The following are the average balance sheets for the six months ended (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Six Months Ended			Six Months Ended
		June 30, 2023			June 30, 2022
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$19,411	$459	4.77%	$121,707	$108	0.18%
	Interest earning deposits	8,891	169	3.83%	18,154	50	0.56%
	Investment securities – taxable	1,717,008	17,465	2.05%	1,709,014	16,064	1.90%
	Investment securities – non–taxable (1)	1,277,328	14,615	2.92%	1,326,819	14,004	2.69%
	Loans receivable (2) (3)	4,184,347	115,958	5.61%	3,703,857	77,124	4.22%
	Total interest earning assets	7,206,985	148,666	4.28%	6,879,551	107,350	3.27%
	Non–interest earning assets
	Cash and due from banks	103,247			101,340
	Allowance for credit losses	(49,907)			(53,411)
	Other assets	574,707			463,868
	Total average assets	$7,835,032			$7,391,348
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$4,472,519	$33,777	1.52%	$4,509,962	$3,173	0.14%
	Borrowings	1,115,350	18,303	3.31%	558,867	2,453	0.89%
	Repurchase agreements	139,683	1,186	1.71%	140,610	77	0.11%
	Subordinated notes	58,928	1,761	6.03%	58,782	1,761	6.04%
	Junior subordinated debentures issued to capital trusts	57,079	2,242	7.92%	56,839	1,011	3.59%
	Total interest bearing liabilities	5,843,559	57,269	1.98%	5,325,060	8,475	0.32%
	Non–interest bearing liabilities
	Demand deposits	1,220,917			1,329,316
	Accrued interest payable and other liabilities	67,893			39,968
	Stockholders’ equity	702,663			697,004
	Total average liabilities and stockholders’ equity	$7,835,032			$7,391,348

	Net interest income/spread		$91,397	2.30%		$98,875	2.95%
	Net interest income as a percent of average interest earning assets (1)			2.68%			3.02%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022

Rate/Volume Analysis
The following table illustrates the impact of changes in the volume of interest earning assets and interest bearing liabilities and interest rates on net interest income for the periods indicated.

	Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022			Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
	Total Change	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate
Interest Income
Federal funds sold	$359	$652	$(293)	$351	$(334)	$685
Interest earning deposits	73	(63)	136	119	(76)	195
Investment securities – taxable	67	(1,281)	1,348	1,401	153	1,248
Investment securities – non–taxable	(248)	(3,739)	3,491	611	(1,366)	1,977
Loans receivable	20,009	21,146	(1,137)	38,834	22,165	16,669
Total interest income	$20,260	$16,715	$3,545	$41,316	$20,542	$20,774

Interest Expense
Interest bearing deposits	$17,281	$(147)	$17,428	$30,604	$(52)	$30,656
Borrowings	7,626	8,355	(729)	15,850	8,563	7,287
Repurchase agreements	642	(1)	643	1,109	(1)	1,110
Subordinated notes	—	9	(9)	—	9	(9)
Junior subordinated debentures issued to capital trusts	595	9	586	1,231	9	1,222
Total interest expense	26,144	8,225	17,919	48,794	8,528	40,266
Net Interest Income	$(5,884)	$8,490	$(14,374)	$(7,478)	$12,014	$(19,492)

Credit Loss Expense

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio. During the three–month period ended June 30, 2023, credit loss expense for loans totaled $741,000 compared to $240,000 for the same period in 2022. During the three–month period ended June 30, 2023, commercial loan net charge–offs were $101,000, residential mortgage loan net recoveries were $10,000 and consumer loan net charge–offs were $183,000.

During the six–month period ended June 30, 2023, credit loss expense for loans totaled $336,000 compared to a credit loss recovery of $1.1 million for the same period of 2022. During the six–month period ended June 30, 2023, commercial loan net charge–offs were $205,000, residential mortgage loan net recoveries were $16,000 and consumer loan net charge–offs were $464,000.

The ACL balance at June 30, 2023 was $50.0 million, or 1.17% of total loans compared to an ACL balance of $50.5 million at December 31, 2022 or 1.21% of total loans. The decrease in the ACL to total loans ratio was primarily due to favorable asset quality with non–performing loans at 0.52% of total loans at period end and net charge–offs to average loans represented 0.01% for the second quarter of 2023.

As of June 30, 2023, non–performing loans totaled $22.1 million, reflecting a $269,000 increase from $21.8 million in non–performing loans as of December 31, 2022. Non–performing commercial loans decreased by $1.1 million, non–performing real estate loans increased by $45,000 and non–performing consumer loans increased by $1.3 million at June 30, 2023 compared to December 31, 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
Other Real Estate Owned (“OREO”) and repossessed assets totaled $1.7 million at June 30, 2023 compared to $2.1 million at December 31, 2022.
Non–interest Income
The following is a summary of changes in non–interest income for the three months ended June 30, 2023 and 2022 (table dollar amounts in thousands):

	Three Months Ended
	June 30,		Amount	Percent
	2023	2022	Change	Change
Non–interest Income
Service charges on deposit accounts	$3,021	$2,833	$188	6.6%
Wire transfer fees	116	170	(54)	(31.8)%
Interchange fees	3,584	3,582	2	0.1%
Fiduciary activities	1,247	1,405	(158)	(11.2)%
Gain on sale of investment securities	20	—	20	100.0%
Gain on sale of mortgage loans	1,005	2,501	(1,496)	(59.8)%
Mortgage servicing net of impairment	640	319	321	100.6%
Increase in cash surrender value of bank owned life insurance	1,015	519	496	95.6%
Death benefit on bank owned life insurance	—	644	(644)	0.0%
Other income	349	461	(112)	(24.3)%
Total non–interest income	$10,997	$12,434	$(1,437)	(11.6)%
Total non–interest income was $1.4 million lower during the second quarter of 2023 compared to the same period in 2022. The sale of $24.7 million of available for sale investments generated a $20,000 gain during the second quarter of 2023. Residential mortgage loan activity during the second quarter of 2023 generated $1.0 million of income from the gain on sale of mortgage loans, down from $2.5 million for the same period in 2022 due to a lower volume of loans sold and a decrease in the percentage gain on loans sold. The cash surrender value of bank owned life insurance increased $496,000 during the second quarter of 2023 compared to the same period in 2022, primarily due to the purchase of $50.0 million in additional life insurance during the third quarter of 2022. Mortgage servicing income, net of impairment or recovery, increased $321,000 during the second quarter of 2023 compared to the same period in 2022. Fiduciary activities income was $158,000 lower during the first quarter of 2023 compared to the same period in 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
The following is a summary of changes in non–interest income for the six months ended June 30, 2023 and 2022 (table dollar amounts in thousands):

	Six Months Ended
	June 30,		Amount	Percent
	2023	2022	Change	Change
Non–interest Income
Service charges on deposit accounts	$6,049	$5,628	$421	7.5%
Wire transfer fees	225	329	(104)	(31.6)%
Interchange fees	6,451	6,362	89	1.4%
Fiduciary activities	2,522	2,908	(386)	(13.3)%
Gain on sale of investment securities	(480)	—	(480)	#DIV/0!
Gain on sale of mortgage loans	1,790	4,528	(2,738)	(60.5)%
Mortgage servicing net of impairment	1,353	3,808	(2,455)	(64.5)%
Increase in cash surrender value of bank owned life insurance	1,996	1,029	967	94.0%
Death benefit on bank owned life insurance	—	644	(644)	(100.0)%
Other income	711	1,353	(642)	(47.5)%
Total non–interest income	$20,617	$26,589	$(5,972)	(22.5)%
Total non–interest income was $6.0 million lower during the six months ended June 30, 2023 compared to the same period in 2022. The sale of $88.2 million of available for sale investments generated a $480,000 net loss during the first six months of 2023. Residential mortgage loan activity generated $1.8 million of income from the gain on sale of mortgage loans, down from $4.5 million for the same period in 2022 due to a lower volume of loans sold and a decrease in the percentage gain on loans sold. Mortgage servicing income, net of impairment or recovery, decreased $2.5 million during the first six months of 2023 compared to the same period in 2022 due to an impairment recovery of $2.6 million recorded during the first quarter of 2022. Other income was $642,000 lower during the second quarter of 2023 compared to the same period in 2022 due to the gains from the sale of other real estate owned during the first quarter of 2022. Fiduciary activities income was $386,000 lower during the first six months of 2023 compared to the same period in 2022. The cash surrender value of bank owned life insurance increased $967,000 during the six months ended June 30, 2023 compared to the same period in 2022, primarily due to the purchase of $50.0 million in additional life insurance during the third quarter of 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
Non–interest Expense
The following is a summary of changes in non–interest expense for the three months ended June 30, 2023 and 2022 (table dollar amounts in thousands):

	Three Months Ended
	June 30,	June 30,	QTD	QTD
	2023	2022	$ Change	% Change
Non–interest Expense
Salaries and employee benefits	$20,162	$19,957	$205	1.0%
Net occupancy expenses	3,249	3,190	59	1.8%
Data processing	3,016	2,607	409	15.7%
Professional fees	633	283	350	123.7%
Outside services and consultants	2,515	2,485	30	1.2%
Loan expense	1,397	1,533	(136)	(8.9)%
FDIC deposit insurance	840	775	65	8.4%
Core deposit intangible amortization	903	925	(22)	(2.4)%
Other losses	134	362	(228)	(63.0)%
Other expenses	3,413	3,287	126	3.8%
Total non–interest expense	$36,262	$35,404	$858	2.4%
Annualized Non–interest Exp. to Avg. Assets	1.86%	1.90%
Total non–interest expense was $858,000 higher during the second quarter of 2023 when compared to the second quarter of 2022 primarily due to increases in data processing of $409,000, professional fees of $350,000 and salaries and employee benefits expense of $205,000, offset by decreases of $228,000 in other losses and $136,000 in loan expense. Annualized non–interest expense to average assets decreased to 1.86% for the three months ended June 30, 2023 compared to 1.90% for the same period in 2022 as expense reductions from branch acquisitions were realized and investments in technology are being leveraged, resulting in this improvement.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
The following is a summary of changes in non–interest expense for the six months ended June 30, 2023 and 2022 (table dollar amounts in thousands):

	Six Months Ended
	June 30,	June 30,	YTD	YTD
	2023	2022	$ Change	% Change
Non–interest Expense
Salaries and employee benefits	$38,874	$39,692	$(818)	(2.1)%
Net occupancy expenses	6,812	6,751	61	0.9%
Data processing	5,685	5,144	541	10.5%
Professional fees	1,166	597	569	95.3%
Outside services and consultants	5,232	5,010	222	4.4%
Loan expense	2,515	2,738	(223)	(8.1)%
FDIC deposit insurance	1,380	1,500	(120)	(8.0)%
Core deposit intangible amortization	1,806	1,851	(45)	(2.4)%
Other losses	355	530	(175)	(33.0)%
Other expenses	6,961	6,861	100	1.5%
Total non–interest expense	$70,786	$70,674	$112	0.2%
Annualized Non–interest Exp. to Avg. Assets	1.82%	1.99%
Total non–interest expense was $112,000 higher during the first six months of 2023 when compared to the same period of 2022 primarily due to increases of $569,000 in professional fees and $541,000 in data processing expense, offset by decreases in salaries and employee benefits expense of $818,000 and loan expense of $223,000. Annualized non–interest expense to average assets decreased to 1.82% during the first six months of 2023 compared to 1.99% for the same period in 2022 as expense reductions from branch consolidations were realized and investments in technology are being leveraged, resulting in this improvement.
Income Taxes
Income tax expense totaled $1.5 million for the second quarter of 2023, a decrease of $2.5 million when compared to the second quarter of 2022 due to a decrease in income before taxes of $8.6 million.

Income tax expense totaled $3.3 million for the first six months of 2023, a decrease of $4.2 million when compared to the same period of 2022 due to a decrease in income before taxes of $15.6 million.

Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At June 30, 2023, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $1.71 billion in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $438.0 million at December 31, 2022. The Bank had approximately $650.7 million of unpledged investment securities at June 30, 2023 compared to $2.1 billion at December 31, 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2023. Stockholders’ equity totaled $709.2 million as of June 30, 2023, compared to $677.4 million as of December 31, 2022. For the six months ended June 30, 2023, the ratio of average stockholders’ equity to average assets was 8.97% compared to 9.07% for the twelve months ended December 31, 2022. The increase in stockholders’ equity during the period was due to an increase in accumulated other comprehensive income of $8.3 million and net income during the period, offset by the amount of dividends paid.
Horizon declared common stock dividends in the amount of $0.32 per share during the first six months of 2023 and $0.31 per share for the same period in 2022. The dividend payout ratio (dividends as a percent of basic earnings per share) was 37.7% and 27.9% for the first six months of 2023 and 2022, respectively. For additional information regarding dividends, see Horizon’s 2022 Annual Report on Form 10–K.

Use of Non–GAAP Financial Measures
Certain information set forth in this quarterly report on Form 10–Q refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non–GAAP financial measures relating to net income, diluted earnings per share, pre–tax pre–provision net income, net interest margin, tangible stockholders’ equity, tangible book value per share, efficiency ratio, the return on average assets, the return on average common equity, and the return on average tangible equity. In each case, we have identified special circumstances that we consider to be adjustments and have excluded them, to show the impact of such events as acquisition–related purchase accounting adjustments and swap termination fees, among others we have identified in our reconciliations. Horizon believes that these non–GAAP financial measures are helpful to investors and provide a greater understanding of our business and financial results without giving effect to the purchase accounting impacts and other adjustments. These measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure. See the tables and other information below and contained elsewhere in this Report on Form 10–Q for reconciliations of the non–GAAP figures identified herein and their most comparable GAAP measures.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
Net income as reported	$18,763	$18,228	$21,165	$23,821	$24,859	$36,991	$48,422
Gain on swap termination	(1,453)	—	—	—	—	(1,453)	—
Tax effect	305	—	—	—	—	305	—
Net income excluding gain on swap termination	17,615	18,228	21,165	23,821	24,859	35,843	48,422
(Gain)/loss on sale of investment securities	(20)	500	—	—	—	480	—
Tax effect	4	(105)	—	—	—	(101)	—
Net income excluding (gain)/loss on sale of investment securities	17,599	18,623	21,165	23,821	24,859	36,222	48,422
Death benefit on bank owned life insurance (“BOLI”)	—	—	—	—	(644)	—	(644)
Net income excluding death benefit on BOLI	17,599	18,623	21,165	23,821	24,215	36,222	47,778
Adjusted net income	$17,599	$18,623	$21,165	$23,821	$24,215	$36,222	$47,778

Non–GAAP Reconciliation of Diluted Earnings per Share
(Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
Diluted earnings per share (“EPS”) as reported	$0.43	$0.42	$0.48	$0.55	$0.57	$0.85	$1.11
Gain on swap termination	(0.03)	—	—	—	—	(0.03)	—
Tax effect	0.01	—	—	—	—	0.01	—
Diluted EPS excluding gain on swap termination	0.41	0.42	0.48	0.55	0.57	0.83	1.11
(Gain)/loss on sale of investment securities	—	0.01	—	—	—	0.01	—
Tax effect	—	—	—	—	—	—	—
Diluted EPS excluding (gain)/loss on investment securities	0.41	0.43	0.48	0.55	0.57	0.84	1.11
Death benefit on BOLI	—	—	—	—	(0.01)	—	(0.01)
Diluted EPS excluding death benefit on BOLI	0.41	0.43	0.48	0.55	0.56	0.84	1.10
Adjusted Diluted EPS	$0.41	$0.43	$0.48	$0.55	$0.56	$0.84	$1.10

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
Pre–tax income	$20,215	$20,091	$23,814	$25,834	$28,834	$40,306	$55,936
Credit loss expense (recovery)	680	242	(69)	(601)	240	922	(1,146)
Pre–tax, pre–provision net income	$20,895	$20,333	$23,745	$25,233	$29,074	$41,228	$54,790
Pre–tax, pre–provision net income	$20,895	$20,333	$23,745	$25,233	$29,074	$41,228	$54,790
Gain on swap termination	(1,453)	—	—	—	—	(1,453)	—
(Gain)/loss on sale of investment securities	(20)	500	—	—	—	480	—
Death benefit on bank owned life insurance	—	—	—	—	(644)	—	(644)
Adjusted pre–tax, pre–provision net income	$19,422	$20,833	$23,745	$25,233	$28,430	$40,255	$54,146

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
Net interest income as reported	$46,160	$45,237	$48,782	$51,861	$52,044	$91,397	$98,875
Average interest earning assets	7,212,640	7,201,266	7,091,980	7,056,208	6,943,633	7,206,985	6,879,551
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	2.69%	2.67%	2.85%	3.04%	3.13%	2.68%	3.02%
Net interest income as reported	$46,160	$45,237	$48,782	$51,861	$52,044	$91,397	$98,875
Acquisition–related purchase accounting adjustments (“PAUs”)	(651)	(367)	(431)	(906)	(1,223)	(1,018)	(2,139)
Gain on swap termination	(1,453)	—	—	—	—	(1,453)	—
Adjusted net interest income	$44,056	$44,870	$48,351	$50,955	$50,821	$88,926	$96,736
Adjusted net interest margin	2.57%	2.65%	2.83%	2.99%	3.06%	2.61%	2.96%

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)
	June 30,	March 31,	December 31,	September 30,	June 30,
	2023	2023	2022	2022	2022
Total stockholders’ equity	$709,243	$702,559	$677,375	$644,993	$657,865
Less: Intangible assets	170,644	171,547	172,450	173,375	173,662
Total tangible stockholders’ equity	$538,599	$531,012	$504,925	$471,618	$484,203
Common shares outstanding	43,645,216	43,621,422	43,574,151	43,574,151	43,572,796
Book value per common share	$16.25	$16.11	$15.55	$14.80	$15.10
Tangible book value per common share	$12.34	$12.17	$11.59	$10.82	$11.11

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
Non–interest expense as reported	$36,262	$34,524	$35,711	$36,816	$35,404	$70,786	$70,674
Net interest income as reported	46,160	45,237	48,782	51,861	52,044	91,397	98,875
Non–interest income as reported	$10,997	$9,620	$10,674	$10,188	$12,434	$20,617	$26,589
Non–interest expense/(Net interest income + Non–interest income) ("Efficiency Ratio")	63.44%	62.93%	60.06%	59.33%	54.91%	63.19%	56.33%

Non–interest expense as reported	$36,262	$34,524	$35,711	$36,816	$35,404	$70,786	$70,674
Net interest income as reported	46,160	45,237	48,782	51,861	52,044	91,397	98,875
Gain on swap termination	(1,453)	—	—	—	—	(1,453)	—
Net interest income excluding gain on swap termination	44,707	45,237	48,782	51,861	52,044	89,944	98,875
Non–interest income as reported	10,997	9,620	10,674	10,188	12,434	20,617	26,589
(Gain)/loss on sale of investment securities	(20)	500	—	—	—	480	—
Death benefit on bank owned life insurance ("BOLI")	—	—	—	—	(644)	—	(644)
Non–interest income excluding (gain)/loss on sale of investment securities and death benefit on BOLI	$10,977	$10,120	$10,674	$10,188	$11,790	$21,097	$25,945
Adjusted efficiency ratio	65.12%	62.37%	60.06%	59.33%	55.46%	63.75%	56.62%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
Average assets	$7,840,026	$7,831,106	$7,718,366	$7,635,102	$7,476,238	$7,835,032	$7,391,348
Return on average assets ("ROAA") as reported	0.96%	0.94%	1.09%	1.24%	1.33%	0.95%	1.32%
Gain on swap termination	(0.07)	—	—	—	—	(0.04)	—
Tax effect	0.02	—	—	—	—	0.01	—
ROAA excluding gain on swap termination	0.91	0.94	1.09	1.24	1.33	0.92	1.32
(Gain)/loss on sale of investment securities	—	0.03	—	—	—	0.01	—
Tax effect	—	(0.01)	—	—	—	—	—
ROAA excluding (gain)/loss on sale of investment securities	0.91	0.96	1.09	1.24	1.33	0.93	1.32
Death benefit on bank owned life insurance ("BOLI")	—	—	—	—	(0.03)	—	(0.02)
ROAA excluding death benefit on BOLI	0.91	0.96	1.09	1.24	1.30	0.93	1.30
Adjusted ROAA	0.91%	0.96%	1.09%	1.24%	1.30%	0.93%	1.30%

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
Average common equity	$710,953	$693,472	$660,188	$680,376	$677,299	$702,663	$697,004
Return on average common equity ("ROACE") as reported	10.59%	10.66%	12.72%	13.89%	14.72%	10.62%	14.01%
Gain on swap termination	(0.82)	—	—	—	—	(0.41)	—
Tax effect	0.17	—	—	—	—	0.09	—
ROACE excluding gain on swap termination	9.94	10.66	12.72	13.89	14.72	10.30	14.01
(Gain)/loss on sale of investment securities	(0.01)	0.29	—	—	—	0.14	—
Tax effect	—	(0.06)	—	—	—	(0.03)	—
ROACE excluding (gain)/loss on sale of investment securities	9.93	10.89	12.72	13.89	14.72	10.41	14.01
Death benefit on bank owned life insurance ("BOLI")	—	—	—	—	(0.38)	—	(0.19)
ROACE excluding death benefit on BOLI	9.93	10.89	12.72	13.89	14.34	10.41	13.82
Adjusted ROACE	9.93%	10.89%	12.72%	13.89%	14.34%	10.41%	13.82%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2023 and 2022

Non–GAAP Reconciliation of Return on Average Tangible Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
	2023	2023	2022	2022	2022	2023	2022
Average common equity	$710,953	$693,472	$660,188	$680,376	$677,299	$702,663	$697,004
Less: Average intangible assets	171,177	172,139	173,050	173,546	175,321	171,655	175,836
Average tangible equity	$539,776	$521,333	$487,138	$506,830	$501,978	$531,008	$521,168
Return on average common equity ("ROATE")	13.94%	14.18%	17.24%	18.65%	19.86%	14.05%	18.74%
Gain on swap termination	(1.08)	—	—	—	—	(0.55)	—
Tax effect	0.23	—	—	—	—	0.12	—
ROATE excluding gain on swap termination	13.09	14.18	17.24	18.65	19.86	13.62	18.74
(Gain)/loss on sale of investment securities	(0.01)	0.39	—	—	—	0.18	—
Tax effect	—	(0.08)	—	—	—	(0.04)	—
ROATE excluding (gain)/loss on sale of investment securities	13.08	14.49	17.24	18.65	19.86	13.76	18.74
Death benefit on bank owned life insurance ("BOLI")	—	—	—	—	(0.51)	—	(0.25)
ROATE excluding death benefit on BOLI	13.08	14.49	17.24	18.65	19.35	13.76	18.49
Adjusted ROATE	13.08%	14.49%	17.24%	18.65%	19.35%	13.76%	18.49%

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon's 2022 Annual Report on Form 10–K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2022 Annual Report on Form 10–K.

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2023, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures were not effective to ensure that the information required to be disclosed by Horizon in the reports Horizon files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including that such information is accumulated and communicated to Horizon's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that Horizon's disclosure controls and procedures were not effective was due to the presence of material weaknesses in Horizon's internal control over financial reporting, as that term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, as previously disclosed in Part II, Item 9A of Horizon's Annual Report on Form 10–K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10–K”). In light of the material weaknesses identified by management, Horizon has performed additional analyses and procedures in order to conclude that its condensed financial statements as of and for the three and six months ended June 30, 2023 are fairly presented, in all material respects, in accordance with GAAP, as further described below.
Description of Material Weaknesses and Management's Remediation Initiatives
As previously disclosed in “Part II, Item 9A. Controls and Procedures” of Horizon's 2022 Annual Report on Form 10–K, management identified material weaknesses in internal control over financial reporting with respect to insufficient controls over the reporting, classification, and disclosure of loans, investments and individual cash flow line items and lack of sufficient controls around the financial reporting process that allows for the timely release of financial statements. As of the date of this report, Horizon's remediation efforts are in place related to each of the material weaknesses that Horizon has identified in its internal control over financial reporting as additional procedures and controls have been established to fully address these material weaknesses. Horizon has not been able to complete all actions necessary and test the remediated controls in a manner that would enable it to conclude that such controls are effective. Horizon is committed to implementing the necessary controls to remediate the material weaknesses described below, as and when resources permit.
As part of Horizon's efforts to remediate the material weaknesses described above, Horizon is in the process of hiring additional resources within our accounting and finance department for financial statement preparation and review, Horizon has provided additional training to implement and monitor our policies and procedures, and enhanced controls and procedures have been designed and implemented. The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We estimate that the remediation of these material weaknesses will be completed prior to the end of fiscal 2023. Therefore, Horizon's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, Horizon's disclosure controls and procedures were not effective. Despite the foregoing, Horizon's management has concluded the financial statements fairly present in all material respects, Horizon's financial position, results of operations and cash flows as of the dates, and for the periods presented in this Form 10–Q, in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2023, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting, other than the remediation activities described above and discussed in further detail in “Part II, Item 9A. Controls and Procedures” of Horizon's 2022 Annual Report on Form 10–K.

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
Based on our initial review of the complaint, management believes the lawsuit is without merit and intends to vigorously defend against it. As of June 30, 2023, no liability related to above matter was recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.
In addition to the matter described above, from time to time, Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.    RISK FACTORS
The disclosures below supplement the risk factors previously disclosed under Part I, Item 1A of the Company's 2022 Annual Report on Form 10–K.
Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on our operations and/or stock price.
The recent high–profile bank failures including Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of financial institutions, as well as have caused significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These market developments have caused general uncertainty and concern regarding the liquidity adequacy of the banking industry and in particular, regional banks like Horizon. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short–term fixed income securities, all of which could materially adversely impact our liquidity, loan funding capacity, net interest margin, capital and results of operations. In connection with high–profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including previously uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Rule 10b5–1 Trading Plans
During the three months ended June 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b–5c or any “non–Rule 10b5–1 trading arrangement,” as that term is used in the Securities and Exchange Commission regulations.

ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
10.1	Amended and Restated Employment Agreement (Thomas M. Prame), dated as of June 1, 2023	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K filed on May 18, 2023
10.2	Amended and Restated Change in Control Agreement (Thomas M. Prame), dated as of June 1, 2023	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on May 18, 2023
31.1	Certification of Thomas M. Prame	Attached
31.2	Certification of Mark E. Secor	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2023, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

August 8, 2023	/s/ Thomas M. Prame
Date	Thomas M. Prame
Chief Executive Officer

August 8, 2023	/s/ Mark E. Secor
Date	Mark E. Secor
Chief Financial Officer