Form 10-Q
period 2023-09-30
HORIZON BANCORP INC /IN/
filed 2023-11-09
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,114,049     shares of Common Stock, no par value, at November 8, 2023.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$175,137	$123,505
Interest earning time deposits	2,207	2,812
Investment securities, available for sale	865,168	997,558
Investment securities, held to maturity (fair value of $1,556,845 and $1,681,309)	1,966,483	2,022,748
Loans held for sale	2,828	5,807
Loans, net of allowance for credit losses of $49,699 and $50,464	4,309,303	4,107,534
Premises and equipment, net	94,716	92,677
Federal Home Loan Bank stock	34,509	26,677
Goodwill	155,211	155,211
Other intangible assets	14,530	17,239
Interest receivable	37,850	35,294
Cash value of life insurance	149,212	146,175
Other assets	152,280	139,281
Total assets	$7,959,434	$7,872,518
Liabilities
Deposits
Non–interest bearing	$1,126,703	$1,277,768
Interest bearing	4,573,394	4,580,006
Total deposits	5,700,097	5,857,774
Borrowings	1,356,510	1,142,949
Subordinated notes	59,007	58,896
Junior subordinated debentures issued to capital trusts	57,201	57,027
Interest payable	16,281	5,380
Other liabilities	76,969	73,117
Total liabilities	7,266,065	7,195,143
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued and Outstanding 44,116,739 and 43,937,889 shares	—	—
Additional paid-in capital	355,478	354,188
Retained earnings	461,325	429,385
Accumulated other comprehensive loss	(123,434)	(106,198)
Total stockholders’ equity	693,369	677,375
Total liabilities and stockholders’ equity	$7,959,434	$7,872,518
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest Income
Loans receivable	$63,003	$45,517	$178,961	$122,641
Investment securities – taxable	8,788	8,436	26,253	24,500
Investment securities – tax exempt	7,002	7,478	21,617	21,482
Other	1,332	65	1,960	223
Total interest income	80,125	61,496	228,791	168,846
Interest Expense
Deposits	24,704	4,116	58,481	7,289
Borrowed funds	11,224	3,895	30,713	6,425
Subordinated notes	880	880	2,641	2,641
Junior subordinated debentures issued to capital trusts	1,227	744	3,469	1,755
Total interest expense	38,035	9,635	95,304	18,110
Net Interest Income	42,090	51,861	133,487	150,736
Credit loss expense (recovery)	263	(601)	1,185	(1,747)
Net Interest Income after Credit Loss Expense (Recovery)	41,827	52,462	132,302	152,483
Non–interest Income
Service charges on deposit accounts	3,086	3,023	9,135	8,651
Wire transfer fees	120	148	345	477
Interchange fees	3,186	3,089	9,637	9,451
Fiduciary activities	1,206	1,203	3,728	4,111
Gain (loss) on sale of investment securities	—	—	(480)	—
Gain on sale of mortgage loans	1,582	1,441	3,372	5,969
Mortgage servicing income, net	631	355	1,984	4,163
Increase in cash value of bank owned life insurance	1,055	814	3,051	1,843
Death benefit on bank owned life insurance	—	—	—	644
Other income	964	115	1,675	1,468
Total non–interest income	11,830	10,188	32,447	36,777
Non–interest Expense
Salaries and employee benefits	20,058	20,613	58,932	60,305
Net occupancy expenses	3,283	3,293	10,095	10,044
Data processing	2,999	2,539	8,684	7,683
Professional fees	707	552	1,873	1,149
Outside services and consultants	2,316	2,855	7,548	7,865
Loan expense	1,120	1,392	3,635	4,130
FDIC insurance expense	1,300	670	2,680	2,170
Core deposit intangible amortization	903	926	2,709	2,777
Other losses	188	398	543	928
Other expense	3,294	3,578	10,255	10,439
Total non–interest expense	36,168	36,816	106,954	107,490
Income Before Income Taxes	17,489	25,834	57,795	81,770
Income tax expense	1,284	2,013	4,599	9,527
Net Income	$16,205	$23,821	$53,196	$72,243
Basic Earnings Per Share	$0.37	$0.55	$1.22	$1.66
Diluted Earnings Per Share	0.37	0.55	1.21	1.65
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Net Income	$16,205	$23,821	$53,196	$72,243
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	—	1,952	(523)	5,741
Reclassification adjustment for swap termination gain realized in income	—	—	(1,453)	—
Income tax effect	—	(410)	415	(1,206)
Changes from derivative instruments	—	1,542	(1,561)	4,535
Change in securities:
Unrealized gain (loss) for the period on available for sale securities	(32,139)	(39,856)	(19,790)	(169,013)
Reclassification of securities from available for sale to held to maturity	—	—	—	(794)
Amortization (accretion) from transfer of securities from available for sale to held to maturity securities	(158)	(143)	(531)	(1,081)
Reclassification adjustment for securities (gains) losses realized in income	—	—	480	—
Income tax effect	6,782	8,400	4,166	35,887
Unrealized gains (losses) on securities	(25,515)	(31,599)	(15,675)	(135,001)
Other Comprehensive Income (Loss), Net of Tax	(25,515)	(30,057)	(17,236)	(130,466)
Comprehensive Income (Loss)	$(9,310)	$(6,236)	$35,960	$(58,223)
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, July 1, 2022	$—	$—	$352,412	$398,517	$(93,064)	$657,865
Net income	—	—	—	23,821	—	23,821
Other comprehensive loss, net of tax	—	—	—	—	(30,057)	(30,057)
Amortization of unearned compensation	—	—	627	—	—	627
Exercise of stock options	—	—	14	—	—	14
Net settlement of share awards	—	—	(89)	—	—	(89)
Stock retirement plans	—	—	(127)	—	—	(127)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,061)	—	(7,061)
Balances, September 30, 2022	$—	$—	$352,837	$415,277	$(123,121)	$644,993

Balances, July 1, 2023	$—	$—	$354,953	$452,209	$(97,919)	$709,243
Net income	—	—	—	16,205	—	16,205
Other comprehensive loss, net of tax	—	—	—	—	(25,515)	(25,515)
Amortization of unearned compensation	—	—	944	—	—	944
Net settlement of share awards	—	—	(482)	—	—	(482)
Stock retirement plans	—	—	63	—	—	63
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,089)	—	(7,089)
Balances, September 30, 2023	$—	$—	$355,478	$461,325	$(123,434)	$693,369
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Nine Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2022	$—	$—	$352,122	$363,742	$7,345	$723,209
Net income	—	—	—	72,243	—	72,243
Other comprehensive loss, net of tax	—	—	—	—	(130,466)	(130,466)
Amortization of unearned compensation	—	—	1,770	—	—	1,770
Exercise of stock options	—	—	108	—	—	108
Stock option expense	—	—	13	—	—	13
Net settlement of share awards	—	—	(1,785)	—	—	(1,785)
Stock retirement plans	—	—	609	—	—	609
Cash dividends on common stock ($0.47 per share)	—	—	—	(20,708)	—	(20,708)
Balances, September 30, 2022	$—	$—	$352,837	$415,277	$(123,121)	$644,993

Balances, January 1, 2023	$—	$—	$354,188	$429,385	$(106,198)	$677,375
Net income	—	—	—	53,196	—	53,196
Other comprehensive income, net of tax	—	—	—	—	(17,236)	(17,236)
Amortization of unearned compensation	—	—	2,647	—	—	2,647
Net settlement of share awards	—	—	(1,204)	—	—	(1,204)
Stock retirement plans	—	—	(153)	—	—	(153)
Cash dividends on common stock ($0.48 per share)	—	—	—	(21,256)	—	(21,256)
Balances, September 30, 2023	$—	$—	$355,478	$461,325	$(123,434)	$693,369
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Nine Months Ended
	September 30
	2023	2022
Operating Activities
Net income	$53,196	$72,243
Items not requiring (providing) cash
Credit loss expense (recovery)	1,185	(1,747)
Depreciation and amortization	7,920	7,647
Share based compensation	2,647	1,783
Amortization of mortgage servicing rights	832	2,018
Impairment (recovery) of mortgage servicing rights	—	(2,594)
Premium amortization on securities, net	7,742	9,286
Loss on sale of investment securities	480	—
Gain on sale of mortgage loans	(3,372)	(5,969)
Proceeds from sales of loans	107,436	201,941
Loans originated for sale	(101,948)	(188,187)
Gain on cash value life insurance	(3,051)	(1,843)
Gain on sale of other real estate owned	(234)	(618)
Net change in:
Interest receivable	(2,556)	(3,959)
Interest payable	10,901	(274)
Other assets	(1,048)	(4,491)
Other liabilities	(6,174)	(2,277)
Net cash provided by operating activities	73,956	82,959
Investing Activities
Purchases of securities available for sale	(1,435)	(179,691)
Proceeds from sales of securities available for sale	88,194	—
Proceeds from maturities, calls and principal repayments of securities available for sale	22,783	60,045
Purchases of securities held to maturity	(10,141)	(421,682)
Proceeds from maturities, calls and principal repayments of securities held to maturity	61,191	57,218
Net change in interest earning time deposits	605	1,968
Purchase of FHLB stock	(7,832)	(2,435)
Redemption of FHLB stock	—	198
Purchase of loans	(99,594)	—
Net change in loans	(105,373)	(375,651)
Proceeds on the sale of OREO and repossessed assets	2,280	3,555
Premises and equipment expenditures	(6,440)	(4,701)
Purchases of bank owned life insurance	—	(50,000)
Proceeds from bank owned life insurance	14	3,554
Net cash used in investing activities	(55,748)	(907,622)
Financing Activities
Net change in deposits	(157,677)	27,847
Proceeds from borrowings	587,853	1,005,923
Repayment of borrowings	(378,914)	(687,647)
Net change in repurchase agreements	4,622	17,076
Net settlement of share awards	(1,204)	(1,785)
Exercise of stock options	—	108
Dividends paid on common stock	(21,256)	(20,708)
Net cash provided by financing activities	33,424	340,814
Net Change in Cash and Cash Equivalents	51,632	(483,849)
Cash and Cash Equivalents, Beginning of Period	123,505	593,508
Cash and Cash Equivalents, End of Period	$175,137	$109,659

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

Additional Supplemental Information
Interest paid	$84,403	$18,384
Income taxes paid	1,554	936
Transfer of loans to other real estate and repossessed assets	2,342	1,483
Transfer of available for sale securities to held to maturity securities	—	120,881
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2023 and September 30, 2022 are not necessarily indicative of the operating results for the full year of 2023 or 2022. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of September 30, 2023, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Basic earnings per share
Net income	$16,205	$23,821	$53,196	$72,243
Weighted average common shares outstanding	43,646,609	43,573,370	43,623,614	43,567,028
Basic earnings per share	$0.37	$0.55	$1.22	$1.66

Diluted earnings per share
Net income	$16,205	$23,821	$53,196	$72,243
Weighted average common shares outstanding	43,646,609	43,573,370	43,623,614	43,567,028
Effect of dilutive securities:
Restricted stock	143,673	92,405	182,559	92,718
Stock options	5,787	38,018	7,774	39,289
Weighted average common shares outstanding	43,796,069	43,703,793	43,813,947	43,699,035
Diluted earnings per share	$0.37	$0.55	$1.21	$1.65

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
There were 665,063 and 624,189 shares for the three and nine months ended September 30, 2023 which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 316,760 and 316,760 shares for the three and nine months ended September 30, 2022 which were not included in the computation of diluted earnings per share because they were non–dilutive.
Reclassifications
Certain reclassifications have been made to the 2022 condensed consolidated financial statements to be comparable to 2023. These reclassifications were not material and had no effect on net income.
Revision of Previously Issued Financial Statements
We have revised amounts reported in previously issued financial statements for the periods presented in this Quarterly Report on Form 10–Q related to immaterial errors. The errors relate to the amortization expense of the indirect loan dealer reserve asset not being reported as a reduction in interest income on loans, the non–cash transfer of available for sale securities to held to maturity securities and the incorrect classification of revolving lines of credit as term loans in the vintage loan disclosure. The correction of these errors resulted in a reduction in interest income on loans receivable and a reduction in non–interest loan expense on the Company's consolidated income statement, the disclosure of the transfer of available for sale securities to held to maturity securities in the statements of cash flows and the classification of certain term loans as lines of credit in the vintage loan disclosure. These revisions do not impact the Company's net income.
We evaluated the aggregate effects of these errors to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the errors were not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10–K for the year ended December 31, 2022 and in our Quarterly Report on Form 10–Q for the three and nine months ended September 30, 2022.
The following tables present the revisions to the line items of our previously issued financial statements to reflect the correction of the errors:

Consolidated Statements of Income
Three Months Ended September 30, 2022

	As Reported	Indirect Loan Dealer Reserve Adjustment	As Revised
Interest income
Loans receivable	$47,051	$(1,534)	$45,517
Total interest income	63,030	(1,534)	61,496
Net interest income	53,395	(1,534)	51,861
Net interest income after credit loss expense (recovery)	53,996	(1,534)	52,462
Non–interest expense
Loan expense	2,926	(1,534)	1,392
Total non–interest expense	38,350	(1,534)	36,816
Net income	23,821	—	23,821

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Consolidated Statements of Income
Nine Months Ended September 30, 2022

	As Reported	Indirect Loan Dealer Reserve Adjustment	As Revised
Interest income
Loans receivable	$126,479	$(3,838)	$122,641
Total interest income	172,684	(3,838)	168,846
Net interest income	154,574	(3,838)	150,736
Net interest income after credit loss expense (recovery)	156,321	(3,838)	152,483
Non–interest expense
Loan expense	7,968	(3,838)	4,130
Total non–interest expense	111,328	(3,838)	107,490
Net income	72,243	—	72,243
Additional immaterial reclassifications made to the 2022 condensed consolidated financial statements to be comparable to 2023 are not included within the revision to the consolidated statement of cash flows noted below.

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2022

	As Reported	Indirect Loan Dealer Reserve Adjustment	Transfer of AFS Securities to HTM Securities	As Revised
Operating Activities
Net change in other assets	$(12,865)	$5,400	$—	$(7,465)
Net cash provided by operating activities	77,664	5,400	—	83,064
Investing activities
Net change in loans	(370,251)	(5,400)	—	(375,651)
Net cash used in investing activities	(902,327)	(5,400)	—	(907,727)
Net Change in Cash and Cash Equivalents	(483,849)	—	—	(483,849)
Additional Supplemental Information
Transfer of available for sale securities to held to maturity securities	—	—	120,881	120,881

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at December 31, 2022.

	As Reported			As Revised
	Term	Revolving	Total	Term	Revolving Term	Revolving	Total
Commercial
Owner occupied real estate
Pass	$490,056	$76,493	$566,549	$484,893	$76,493	$5,163	$566,549
Special Mention	9,413	83	9,496	9,413	83	—	9,496
Substandard	15,641	2,876	18,517	15,641	2,876	—	18,517
Total owner occupied real estate	$515,110	$79,452	$594,562	$509,947	$79,452	$5,163	$594,562

Non–owner occupied real estate
Pass	$955,956	$182,681	$1,138,637	$944,105	$182,681	$11,851	$1,138,637
Special Mention	42,419	—	42,419	42,419	—	—	42,419
Substandard	6,021	—	6,021	6,021	—	—	6,021
Total non–owner occupied real estate	$1,004,396	$182,681	$1,187,077	$992,545	$182,681	$11,851	$1,187,077

Residential spec homes
Pass	$6,404	$4,334	$10,738	$779	$4,333	$5,626	$10,738
Special Mention	—	—	—	—	—	—	—
Substandard	—	100	100	—	100	—	100
Total residential spec homes	$6,404	$4,434	$10,838	$779	$4,433	$5,626	$10,838

Development & spec land
Pass	$13,279	$13,008	$26,287	$13,257	$13,008	$22	$26,287
Special Mention	145	—	145	145	—	—	145
Substandard	178	748	926	178	748	—	926
Total development & spec land	$13,602	$13,756	$27,358	$13,580	$13,756	$22	$27,358

Commercial & industrial
Pass	$574,972	$49,859	$624,831	$419,702	$49,276	$159,017	$627,995
Special Mention	4,636	—	4,636	3,427	—	1,208	4,635
Substandard	12,603	5,517	18,120	5,468	2,322	7,167	14,957
Total commercial & industrial	$592,211	$55,376	$647,587	$428,597	$51,598	$167,392	$647,587
Total commercial	$2,131,723	$335,699	$2,467,422	$1,945,448	$331,920	$190,054	$2,467,422

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	As Reported			As Revised
	Term	Revolving	Total	Term	Revolving Term	Revolving	Total
Real estate
Residential mortgage
Performing	$603,636	$792	$604,428	$604,428	$—	$—	$604,428
Non–performing	8,123	—	8,123	8,123	—	—	8,123
Total residential mortgage	$611,759	$792	$612,551	$612,551	$—	$—	$612,551

Residential construction
Performing	$187	$40,554	$40,741	$—	$40,741	$—	$40,741
Non–performing	—	—	—	—	—	—	—
Total residential construction	$187	$40,554	$40,741	$—	$40,741	$—	$40,741

Mortgage warehouse
Performing	$—	$69,529	$69,529	$—	$—	$69,529	$69,529
Non–performing	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$69,529	$69,529	$—	$—	$69,529	$69,529
Total real estate	$611,946	$110,875	$722,821	$612,551	$40,741	$69,529	$722,821

Consumer
Direct installment
Performing	$56,441	$9	$56,450	$54,290	$9	$2,151	$56,450
Non–performing	164	—	164	164	—	—	164
Total direct installment	$56,605	$9	$56,614	$54,454	$9	$2,151	$56,614

Indirect installment
Performing	$499,781	$—	$499,781	$499,781	$—	$—	$499,781
Non–performing	768	—	768	768	—	—	768
Total indirect installment	$500,549	$—	$500,549	$500,549	$—	$—	$500,549

Home equity
Performing	$400,048	$7,089	$407,137	$53,226	$7,089	$346,822	$407,137
Non–performing	1,512	1,943	3,455	1,512	1,943	—	3,455
Total home equity	$401,560	$9,032	$410,592	$54,738	$9,032	$346,822	$410,592
Total consumer	$958,714	$9,041	$967,755	$609,741	$9,041	$348,973	$967,755

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
With the issuance of ASU 2022–6, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, the sunset date for the adoption of ASU 2020–04 was extended from December 31, 2022 to December 31, 2024. The Company adopted the expedients included in this ASU in the third quarter of 2023 as it transferred its loans and other financial instruments to another reference rate.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Securities
The fair value of securities is as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$293,785	$—	$(27,935)	$265,850
State and municipal	425,096	—	(84,784)	340,312
Federal agency collateralized mortgage obligations	23,210	—	(1,897)	21,313
Federal agency mortgage-backed pools	200,728	—	(34,839)	165,889
Corporate notes	81,803	338	(10,337)	71,804
Total available for sale investment securities	$1,024,622	$338	$(159,792)	$865,168
Held to maturity
U.S. Treasury and federal agencies	$287,561	$—	$(53,553)	$234,008
State and municipal	1,101,933	15	(243,639)	858,309
Federal agency collateralized mortgage obligations	52,573	—	(9,896)	42,677
Federal agency mortgage-backed pools	328,410	—	(64,353)	264,057
Private labeled mortgage-backed pools	32,992	—	(5,694)	27,298
Corporate notes	163,014	—	(32,518)	130,496
Total held to maturity investment securities	$1,966,483	$15	$(409,653)	$1,556,845

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$294,329	$—	$(27,150)	$267,179
State and municipal	505,006	140	(71,602)	433,544
Federal agency collateralized mortgage obligations	33,011	—	(1,796)	31,215
Federal agency mortgage-backed pools	220,963	—	(30,307)	190,656
Corporate notes	84,393	195	(9,624)	74,964
Total available for sale investment securities	$1,137,702	$335	$(140,479)	$997,558
Held to maturity
U.S. Treasury and federal agencies	$295,250	$—	$(49,237)	$246,013
State and municipal	1,127,669	374	(192,458)	935,585
Federal agency collateralized mortgage obligations	56,564	—	(8,865)	47,699
Federal agency mortgage-backed pools	343,953	—	(56,714)	287,239
Private labeled mortgage-backed pools	35,466	—	(5,493)	29,973
Corporate notes	163,846	—	(29,046)	134,800
Total held to maturity investment securities	$2,022,748	$374	$(341,813)	$1,681,309

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
The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Amortized Cost	Fair Value
Available for sale
Within one year	$5,449	$5,329
One to five years	364,641	330,882
Five to ten years	192,161	153,784
After ten years	238,433	187,971
	800,684	677,966
Federal agency collateralized mortgage obligations	23,210	21,313
Federal agency mortgage–backed pools	200,728	165,889
Total available for sale investment securities	$1,024,622	$865,168
Held to maturity
Within one year	$35,434	$35,149
One to five years	228,119	212,226
Five to ten years	340,018	278,547
After ten years	948,937	696,891
	1,552,508	1,222,813
Federal agency collateralized mortgage obligations	52,573	42,677
Federal agency mortgage–backed pools	328,410	264,057
Private labeled mortgage–backed pools	32,992	27,298
Total held to maturity investment securities	$1,966,483	$1,556,845

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows the gross unrealized losses and the fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$1,322	$(12)	$498,536	$(81,476)	$499,858	$(81,488)
State and municipal	123,235	(7,558)	1,066,492	(320,865)	1,189,727	(328,423)
Federal agency collateralized mortgage obligations	—	—	63,990	(11,793)	63,990	(11,793)
Federal agency mortgage–backed pools	13	(1)	429,933	(99,191)	429,946	(99,192)
Private labeled mortgage–backed pools	—	—	27,298	(5,694)	27,298	(5,694)
Corporate notes	—	—	200,899	(42,855)	200,899	(42,855)
Total temporarily impaired securities	$124,570	$(7,571)	$2,287,148	$(561,874)	$2,411,718	$(569,445)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$217,357	$(16,692)	$295,585	$(59,695)	$512,942	$(76,387)
State and municipal	533,871	(45,881)	757,061	(218,179)	1,290,932	(264,060)
Federal agency collateralized mortgage obligations	40,301	(2,881)	38,613	(7,780)	78,914	(10,661)
Federal agency mortgage–backed pools	49,633	(3,211)	428,243	(83,810)	477,876	(87,021)
Private labeled mortgage–backed pools	—	—	29,973	(5,493)	29,973	(5,493)
Corporate notes	38,906	(6,787)	169,921	(31,883)	208,827	(38,670)
Total temporarily impaired securities	$880,068	$(75,452)	$1,719,396	$(406,840)	$2,599,464	$(482,292)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of September 30, 2023 and December 31, 2022, the Company had 2,651 and 2,828 securities, respectively, with market values below their cost basis. The total fair value of these investments at September 30, 2023 and December 31, 2022 was $2.4 billion and $2.6 billion, which is approximately 99.6% and 97.0%, respectively, of the Company's available for sale and held to maturity securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.
No allowance for credit losses for available for sale debt securities or held to maturity securities was recorded at September 30, 2023 or December 31, 2022. Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $16.7 million at September 30, 2023 and $17.8 million at December 31, 2022 and is excluded from the estimate of credit losses.
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
Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
Sales of securities available for sale
Proceeds	$—	$—	$88,194	$—
Gross gains	—	—	215	—
Gross losses	—	—	(695)	—

Note 3 – Loans
The table below identifies the Company’s loan portfolio segments and classes.

Portfolio Segment	Class of Financing Receivable
Commercial	Owner occupied real estate
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents total loans outstanding by portfolio class, as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Commercial
Owner occupied real estate	$630,125	$594,562
Non–owner occupied real estate	1,244,371	1,187,077
Residential spec homes	12,414	10,838
Development & spec land	29,146	27,358
Commercial and industrial	673,188	647,587
Total commercial	2,589,244	2,467,422
Real estate
Residential mortgage	649,996	612,551
Residential construction	25,403	40,741
Mortgage warehouse	65,923	69,529
Total real estate	741,322	722,821
Consumer
Direct installment	54,399	56,614
Indirect installment	439,922	500,549
Home equity	534,115	410,592
Total consumer	1,028,436	967,755
Total loans	4,359,002	4,157,998
Allowance for credit losses	(49,699)	(50,464)
Net loans	$4,309,303	$4,107,534
Total loans include net deferred loan costs of $23.1 million at September 30, 2023 and $22.7 million at December 31, 2022, respectively.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Non–performing Loans

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at September 30, 2023:

	September 30, 2023
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Total Non–performing Loans	Non–performing with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$2,213	$—	$2,213	$2,213
Non–owner occupied real estate	3,573	—	3,573	1,275
Residential spec homes	—	—	—	—
Development & spec land	641	—	641	641
Commercial and industrial	492	50	542	243
Total commercial	6,919	50	6,969	4,372
Real estate
Residential mortgage	7,644	133	7,777	7,777
Residential construction	—	—	—	—
Mortgage warehouse	—	—	—	—
Total real estate	7,644	133	7,777	7,777
Consumer
Direct installment	132	—	132	132
Indirect installment	972	209	1,181	1,181
Home equity	3,389	—	3,389	3,389
Total consumer	4,493	209	4,702	4,702
Total	$19,056	$392	$19,448	$16,851

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
There was no interest income recognized on non–accrual loans during the nine months ended September 30, 2023 and 2022, respectively, while the loans were in non–accrual status.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan, excluding non–accrual loans of $19.1 million at September 30, 2023:

	September 30, 2023
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$631,843	$—	$—	$—	$—	$631,843
Non–owner occupied real estate	1,235,352	1,515	—	—	1,515	1,236,867
Residential spec homes	12,414	—	—	—	—	12,414
Development & spec land	28,505	—	—	—	—	28,505
Commercial and industrial	672,131	390	125	50	565	672,696
Total commercial	2,580,245	1,905	125	50	2,080	2,582,325
Real estate
Residential mortgage	639,987	1,796	436	133	2,365	642,352
Residential construction	25,403	—	—	—	—	25,403
Mortgage warehouse	65,923	—	—	—	—	65,923
Total real estate	731,313	1,796	436	133	2,365	733,678
Consumer
Direct installment	53,848	418	1	—	419	54,267
Indirect installment	432,498	5,543	700	209	6,452	438,950
Home equity	528,561	2,088	77	—	2,165	530,726
Total consumer	1,014,907	8,049	778	209	9,036	1,023,943
Total	$4,326,465	$11,750	$1,339	$392	$13,481	$4,339,946

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
Modified Loans
The Company adopted ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, during the first quarter of 2023. These amendments eliminated the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. During the first nine months of 2023, the Company did not modify any loans.
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

	September 30, 2023
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$2,743	$—	$—	$2,743	$—
Non–owner occupied real estate	3,828	—	—	3,828	789
Development & spec land	641	—	—	641	—
Commercial and industrial	—	467	25	492	299
Total commercial	7,212	467	25	7,704	1,088
Total collateral dependent loans	$7,212	$467	$25	$7,704	$1,088

	December 31, 2022
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$3,905	$95	$—	$4,000	$215
Non–owner occupied real estate	4,135	—	—	4,135	988
Residential spec homes	101	—	—	101	—
Development & spec land	815	—	—	815	36
Commercial and industrial	—	248	31	279	—
Total commercial	8,956	343	31	9,330	1,239
Total collateral dependent loans	$8,956	$343	$31	$9,330	$1,239
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at September 30, 2023.

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$53,302	$100,237	$76,376	$45,263	$43,194	$185,182	$89,316	$10,534	$603,404
Special Mention	—	494	2,300	—	1,869	4,427	—	—	9,090
Substandard	—	502	6,550	968	230	8,851	530	—	17,631
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$53,302	$101,233	$85,226	$46,231	$45,293	$198,460	$89,846	$10,534	$630,125
Gross charge–offs during period	$—	$—	$—	$—	$—	$3	$229	$—	$232
Non–owner occupied real estate
Pass	$100,630	$221,897	$165,258	$105,564	$84,773	$308,926	$195,691	$9,153	$1,191,892
Special Mention	—	—	1,355	257	855	43,471	—	—	45,938
Substandard	—	—	—	200	—	6,341	—	—	6,541
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$100,630	$221,897	$166,613	$106,021	$85,628	$358,738	$195,691	$9,153	$1,244,371
Gross charge–offs during period	$—	$—	$—	$—	$—	$9	$—	$—	$9
Residential spec homes
Pass	$—	$—	$499	$—	$—	$—	$5,282	$6,633	$12,414
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$—	$499	$—	$—	$—	$5,282	$6,633	$12,414
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Development & spec land
Pass	$2,483	$1,483	$1,029	$405	$253	$3,077	$18,001	$192	$26,923
Special Mention	—	—	—	—	—	—	1,376	—	1,376
Substandard	—	—	—	—	—	107	740	—	847
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$2,483	$1,483	$1,029	$405	$253	$3,184	$20,117	$192	$29,146
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & industrial
Pass	$84,871	$160,710	$99,659	$14,961	$22,595	$63,195	$52,741	$151,850	$650,582
Special Mention	898	736	303	1,637	141	1,027	2,239	5,560	12,541
Substandard	1,585	733	249	302	35	1,517	3,811	1,833	10,065
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial & industrial	$87,354	$162,179	$100,211	$16,900	$22,771	$65,739	$58,791	$159,243	$673,188
Gross charge–offs during period	$—	$32	$—	$47	$25	$57	$119	$—	$280

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$28,673	$146,772	$162,167	$87,164	$31,513	$185,930	$—	$—	$642,219
Non–performing	—	1,386	766	263	751	4,611	—	—	7,777
Total residential mortgage	$28,673	$148,158	$162,933	$87,427	$32,264	$190,541	$—	$—	$649,996
Gross charge–offs during period	$—	$—	$—	$—	$—	$19	$—	$—	$19
Residential construction
Performing	$—	$—	$—	$—	$—	$—	$25,403	$—	$25,403
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$25,403	$—	$25,403
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$—	$65,923	$65,923
Non–performing	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$—	$65,923	$65,923
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$12,518	$14,672	$9,177	$4,853	$5,172	$5,622	$11	$2,242	$54,267
Non–performing	—	47	41	—	9	35	—	—	132
Total direct installment	$12,518	$14,719	$9,218	$4,853	$5,181	$5,657	$11	$2,242	$54,399
Gross charge–offs during period	$10	$27	$4	$10	$2	$14	$6	$—	$73
Indirect installment
Performing	$68,343	$208,336	$89,229	$41,267	$20,287	$11,279	$—	$—	$438,741
Non–performing	39	480	260	170	115	117	—	—	1,181
Total indirect installment	$68,382	$208,816	$89,489	$41,437	$20,402	$11,396	$—	$—	$439,922
Gross charge–offs during period	$54	$942	$518	$115	$51	$48	$—	$—	$1,728
Home equity
Performing	$21,750	$22,633	$3,611	$2,617	$4,127	$10,841	$11,687	$453,460	$530,726
Non–performing	—	140	—	55	134	689	2,371	—	3,389
Total home equity	$21,750	$22,773	$3,611	$2,672	$4,261	$11,530	$14,058	$453,460	$534,115
Gross charge–offs during period	$—	$10	$—	$103	$—	$15	$12	$—	$140

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at December 31, 2022.

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$101,713	$78,352	$50,363	$49,584	$38,068	$166,813	$76,493	$5,163	$566,549
Special Mention	—	6,677	—	7	—	2,729	83	—	9,496
Substandard	1,016	253	983	834	3,116	9,439	2,876	—	18,517
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$102,729	$85,282	$51,346	$50,425	$41,184	$178,981	$79,452	$5,163	$594,562
Non–owner occupied real estate
Pass	$183,862	$173,971	$134,394	$91,359	$57,345	$303,174	$182,681	$11,851	$1,138,637
Special Mention	—	1,415	265	883	39,239	617	—	—	42,419
Substandard	—	—	246	—	3,532	2,243	—	—	6,021
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$183,862	$175,386	$134,905	$92,242	$100,116	$306,034	$182,681	$11,851	$1,187,077
Residential spec homes
Pass	$—	$779	$—	$—	$—	$—	$4,333	$5,626	$10,738
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	100	—	100
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$779	$—	$—	$—	$—	$4,433	$5,626	$10,838
Development & spec land
Pass	$1,586	$1,230	$449	$270	$5	$9,717	$13,008	$22	$26,287
Special Mention	—	—	—	—	—	145	—	—	145
Substandard	—	—	—	—	—	178	748	—	926
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$1,586	$1,230	$449	$270	$5	$10,040	$13,756	$22	$27,358
Commercial & industrial
Pass	$174,482	$118,498	$20,939	$28,383	$28,061	$49,339	$49,276	$159,017	$627,995
Special Mention	718	368	31	53	706	1,551	—	1,208	4,635
Substandard	—	228	2,216	83	1,293	1,648	2,322	7,167	14,957
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial & industrial	$175,200	$119,094	$23,186	$28,519	$30,060	$52,538	$51,598	$167,392	$647,587
Total commercial	$463,377	$381,771	$209,886	$171,456	$171,365	$547,593	$331,920	$190,054	$2,467,422

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$107,224	$157,387	$91,314	$33,768	$36,147	$178,588	$—	$—	$604,428
Non–performing	—	493	285	623	631	6,091	—	—	8,123
Total residential mortgage	$107,224	$157,880	$91,599	$34,391	$36,778	$184,679	$—	$—	$612,551
Residential construction
Performing	$—	$—	$—	$—	$—	$—	$40,741	$—	$40,741
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$40,741	$—	$40,741
Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$—	$69,529	$69,529
Non–performing	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$—	$69,529	$69,529
Total real estate	$107,224	$157,880	$91,599	$34,391	$36,778	$184,679	$40,741	$69,529	$722,821

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$18,935	$12,233	$7,182	$7,582	$3,939	$4,419	$9	$2,151	$56,450
Non–performing	—	50	13	65	25	11	—	—	164
Total direct installment	$18,935	$12,283	$7,195	$7,647	$3,964	$4,430	$9	$2,151	$56,614
Indirect installment
Performing	$259,446	$118,961	$60,062	$34,576	$19,062	$7,674	$—	$—	$499,781
Non–performing	27	169	210	181	101	80	—	—	768
Total indirect installment	$259,473	$119,130	$60,272	$34,757	$19,163	$7,754	$—	$—	$500,549
Home equity
Performing	$26,232	$3,820	$3,355	$4,964	$5,392	$9,463	$7,089	$346,822	$407,137
Non–performing	108	16	19	140	152	1,077	1,943	—	3,455
Total home equity	$26,340	$3,836	$3,374	$5,104	$5,544	$10,540	$9,032	$346,822	$410,592
Total consumer	$304,748	$135,249	$70,841	$47,508	$28,671	$22,724	$9,041	$348,973	$967,755

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$30,354	$3,648	$893	$15,081	$49,976
Credit loss expense (recovery)	(665)	(893)	(179)	2,257	520
PCD loan charge–offs	(75)	—	—	—	(75)
Charge–offs	(188)	(15)	—	(927)	(1,130)
Recoveries	46	54	—	308	408
Balance, end of period	$29,472	$2,794	$714	$16,719	$49,699

	Three Months Ended September 30, 2022
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$34,802	$4,422	$1,067	$12,059	$52,350
Credit loss expense (recovery)	(703)	640	(43)	(495)	(601)
PCD loan charge–offs	(242)	—	—	—	(242)
Charge–offs	(103)	(27)	—	(592)	(722)
Recoveries	52	102	—	430	584
Balance, end of period	$33,806	$5,137	$1,024	$11,402	$51,369

	Nine Months Ended September 30, 2023
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$32,445	$5,577	$1,020	$11,422	$50,464
Credit loss expense (recovery)	(2,380)	(2,838)	(306)	6,380	856
PCD loan charge–offs	(246)	—	—	—	(246)
Charge–offs	(521)	(19)	—	(1,941)	(2,481)
Recoveries	174	74	—	858	1,106
Balance, end of period	$29,472	$2,794	$714	$16,719	$49,699

	Nine Months Ended September 30, 2022
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$40,775	$3,856	$1,059	$8,596	$54,286
Credit loss expense (recovery)	(6,343)	1,236	(35)	3,395	(1,747)
PCD loan charge–offs	(612)	—	—	—	(612)
Charge–offs	(240)	(85)	—	(1,605)	(1,930)
Recoveries	226	130	—	1,016	1,372
Balance, end of period	$33,806	$5,137	$1,024	$11,402	$51,369

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

Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.486 billion and $1.532 billion at September 30, 2023 and December 31, 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated mortgage servicing rights. Mortgage servicing rights are included in other assets on the balance sheets as of September 30, 2023 and December 31, 2022.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Mortgage servicing rights
Balance, beginning of period	$18,507	$18,761	$18,619	$17,780
Servicing rights capitalized	428	567	863	2,942
Amortization of servicing rights	(285)	(624)	(832)	(2,018)
Balance, end of period	18,650	18,704	18,650	18,704
Impairment allowance
Balance, beginning of period	—	—	—	(2,594)
Additions	—	—	—	—
Reductions	—	—	—	2,594
Balance, end of period	—	—	—	—
Mortgage servicing rights, net	$18,650	$18,704	$18,650	$18,704

Fair value, beginning of period	$19,659	$18,761	$18,619	$15,186
Fair value, end of period	19,571	18,704	19,571	18,704

Note 6 – Goodwill

The carrying amount of goodwill was $155.2 million as of September 30, 2023 and December 31, 2022, respectively. There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2023 and 2022. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

Goodwill was assessed for impairment using a quantitative analysis as of August 31, 2023 which resulted in no goodwill impairment charges for the nine months ended September 30, 2023.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	September 30, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
Federal agency collateralized mortgage obligations	$8,346	$—	$—	$—	$8,346
Federal agency mortgage–backed pools	125,391	—	—	—	125,391
Private labeled mortgage–backed pools	8,757	—	—	—	8,757
Total borrowings	$142,494	$—	$—	$—	$142,494

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
Federal agency collateralized mortgage obligations	$12,632	$—	$—	$—	$12,632
Federal agency mortgage–backed pools	116,041	—	—	—	116,041
Private labeled mortgage–backed pools	9,198	—	—	—	9,198
Total borrowings	$137,871	$—	$—	$—	$137,871

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $154.8 million and $160.5 million at September 30, 2023 and December 31, 2022, respectively.

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
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At September 30, 2023, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Other Derivative Instruments

The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2023, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	September 30, 2023		September 30, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	$—	$—	$—	$—
Total derivatives designated as hedging instruments	—	—	—	—
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	524,995	50,519	524,995	50,519
Mortgage loan contracts	—	—	10,051	24
Commitments to originate mortgage loans	13,872	292	—	—
Total derivatives not designated as hedging instruments	538,867	50,811	535,046	50,543
Total derivatives	$538,867	$50,811	$535,046	$50,543

	Asset Derivatives		Liability Derivatives
	December 31, 2022		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	$50,000	$1,976	$—	$—
Total derivatives designated as hedging instruments	50,000	1,976	—	—
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	514,551	42,619	514,551	42,619
Mortgage loan contracts	—	—	13,800	50
Commitments to originate mortgage loans	12,179	284	—	—
Total derivatives not designated as hedging instruments	526,730	42,903	528,351	42,669
Total derivatives	$576,730	$44,879	$528,351	$42,669

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The effect of the derivative instruments on the condensed consolidated statements of comprehensive income for the three and nine–month periods ended September 30 is as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Derivatives in cash flow hedging relationship
Interest rate contracts	$—	$1,542	$(1,561)	$4,535
The effect of the derivative designated as a hedging instrument on the condensed consolidated statements of income for the three and nine–month periods ended September 30 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Derivative designated as hedging instruments
Interest rate contracts – cash flow hedges	Interest expense – Borrowings	$—	$(95)	$1,832	$(710)
Total		$—	$(95)	$1,832	$(710)
The effect of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and nine–month periods ended September 30 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedge	Interest income – loans receivable	$340	$(5)	$774	$(169)
Interest rate contracts – fair value hedge	Interest income – investment securities	53	(13)	163	(125)
Mortgage loan contracts	Non–interest income – Gain on sale of loans	(6)	(178)	26	(92)
Commitments to originate mortgage loans	Non–interest income – Gain on sale of loans	182	(141)	118	(897)
Total		$569	$(337)	$1,081	$(1,283)

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
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2023. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	September 30, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$265,850	$—	$265,850	$—
State and municipal	340,312	—	340,312	—
Federal agency collateralized mortgage obligations	21,313	—	21,313	—
Federal agency mortgage–backed pools	165,889	—	165,889	—
Corporate notes	71,804	—	71,804	—
Total available for sale securities	865,168	—	865,168	—
Interest rate swap agreements asset	50,519	—	50,519	—
Commitments to originate mortgage loans	292	292	—	—
Interest rate swap agreements liability	(50,519)	—	(50,519)	—
Mortgage loan contracts	(24)	(24)	—	—

	December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$267,179	$—	$267,179	$—
State and municipal	433,544	—	433,544	—
Federal agency collateralized mortgage obligations	31,215	—	31,215	—
Federal agency mortgage–backed pools	190,656	—	190,656	—
Corporate notes	74,964	—	74,964	—
Total available for sale securities	997,558	—	997,558	—
Interest rate swap agreements asset	44,595	—	44,595	—
Commitments to originate mortgage loans	284	—	284	—
Interest rate swap agreements liability	(42,619)	—	(42,619)	—
Mortgage loan contracts	(50)	—	(50)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Collateral dependent loans	$6,616	$—	$—	$6,616
December 31, 2022
Collateral dependent loans	$8,091	$—	$—	$8,091
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

	September 30, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$6,616	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-100.0% (7.2%)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$8,091	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	0.0%-100.0%(13.3%)

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2023 and December 31, 2022. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

	September 30, 2023
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$175,137	$175,137	$—	$—
Interest–earning time deposits	2,207	—	2,174	—
Investment securities, held to maturity	1,966,483	—	1,556,845	—
Loans held for sale	2,828	—	—	2,828
Loans (excluding loan level hedges), net	4,309,303	—	—	4,213,446
Stock in FHLB	34,509	—	34,509	—
Interest receivable	37,850	—	37,850	—
Liabilities
Non–interest bearing deposits	$1,126,703	$1,126,703	$—	$—
Interest bearing deposits	4,573,394	—	4,237,120	—
Borrowings	1,356,510	—	1,345,114	—
Subordinated notes	59,007	—	53,401	—
Junior subordinated debentures issued to capital trusts	57,201	—	48,699	—
Interest payable	16,281	—	16,281	—

	December 31, 2022
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$123,505	$123,505	$—	$—
Interest–earning time deposits	2,812	—	2,778	—
Investment securities, held to maturity	2,022,748	—	1,681,309	—
Loans held for sale	5,807	—	—	5,807
Loans (excluding loan level hedges), net	4,107,534	—	—	3,852,458
Stock in FHLB	26,677	—	26,677	—
Interest receivable	35,294	—	35,294	—
Liabilities
Non–interest bearing deposits	$1,277,768	$1,277,768	$—	$—
Interest bearing deposits	4,580,006	—	4,100,154	—
Borrowings	1,142,949	—	1,139,926	—
Subordinated notes	58,896	—	56,496	—
Junior subordinated debentures issued to capital trusts	57,027	—	51,327	—
Interest payable	5,380	—	5,380	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 12 – Accumulated Other Comprehensive Income (Loss)

	September 30, 2023	December 31, 2022
Unrealized gain (loss) on securities available for sale	$(159,454)	$(140,144)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS	3,209	3,740
Unrealized gain (loss) on derivative instruments	—	1,976
Tax effect	32,811	28,230
Total accumulated other comprehensive income (loss)	$(123,434)	$(106,198)

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of September 30, 2023 and December 31, 2022, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the third quarter of 2023 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Horizon and the Bank’s actual and required capital ratios as of September 30, 2023 and December 31, 2022 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total capital (to risk–weighted assets)(1)
Consolidated	$819,855	14.39%	$455,931	8.00%	$598,409	10.50%	N/A	N/A
Bank	744,803	13.11%	454,401	8.00%	596,401	10.50%	$568,001	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	769,424	13.50%	341,948	6.00%	484,426	8.50%	N/A	N/A
Bank	694,372	12.22%	340,801	6.00%	482,801	8.50%	454,401	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	649,071	11.39%	256,461	4.50%	398,939	7.00%	N/A	N/A
Bank	694,372	12.22%	255,600	4.50%	397,601	7.00%	369,201	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	769,424	9.87%	311,717	4.00%	311,717	4.00%	N/A	N/A
Bank	694,372	8.77%	316,646	4.00%	316,646	4.00%	395,808	5.00%
December 31, 2022
Total capital (to risk–weighted assets)(1)
Consolidated	$776,390	14.37%	$432,172	8.00%	$567,226	10.50%	N/A	N/A
Bank	726,339	13.59%	427,456	8.00%	561,036	10.50%	$534,320	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	729,835	13.51%	324,129	6.00%	459,183	8.50%	N/A	N/A
Bank	679,784	12.72%	320,592	6.00%	454,172	8.50%	427,456	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	609,630	11.28%	243,097	4.50%	378,151	7.00%	N/A	N/A
Bank	679,784	12.72%	240,444	4.50%	374,024	7.00%	347,308	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	729,835	10.03%	291,122	4.00%	291,122	4.00%	N/A	N/A
Bank	679,784	8.89%	305,996	4.00%	305,999	4.00%	382,495	5.00%
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
As of (1) August 28, 2023, a lawsuit related to the Securities Action was filed by Sally Hundley, derivatively on behalf of the Company, against the Company, as nominal defendant, and 2 of the Company's officers and 10 of its directors and (2) August 31, 2023, a lawsuit also related to the Securities Action was filed by Aziz Chowdhury, derivatively on behalf of the Company, against the Company, as nominal defendant, and 2 of the Company's officers and 10 of its directors (the “Derivatives Actions”) in the U.S. District Court for the Eastern District of New York. The Derivative Actions allege, among other things, breach of the officers and directors' fiduciary duties. The Derivative Actions have been consolidated and stayed pending resolution of any motion to dismiss in the Securities Action.
Based on our initial review of these actions, management believes that the Company has strong defenses to the claims and intends to vigorously defend against them. As of September 30, 2023, no liabilities related to the above matters were recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.
In addition to the matters described above, from time to time, Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
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
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
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
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
Over the last 20 years, Horizon has expanded its geographic reach and experienced financial growth through a combination of both organic expansion and mergers and acquisitions. Horizon's initial operations focused on northwest Indiana, but since then, the Company has developed a presence in new markets in southern and central Michigan and northeastern and central Indiana.

Third Quarter 2023 Highlights
•Net income was $16.2 million or $0.37 per diluted share. This compared to $18.8 million or $0.43 in the second quarter of 2023, which included an after–tax benefit of approximately $1.1 million, or $0.02 per share on a non–recurring swap termination fee.

•Loans totaled $4.36 billion at period end, increasing by 8.2% annualized during the quarter and 6.4% annualized since December 31, 2022. Commercial loan growth totaled $83.0 million, increasing by 13.1% annualized during the quarter and 6.6% annualized since December 31, 2022.

•Deposits remained resilient, totaling $5.7 billion at period end, compared to $5.7 billion on June 30, 2023. Brokered deposits and wholesale borrowing levels were consistent with second quarter balances.

•Net interest income was $42.1 million. This compared to $46.2 million in the linked quarter, which benefited from the aforementioned non–recurring swap termination fee by $1.5 million.

•Non–interest income expanded to $11.8 million from $11.0 million in the linked quarter, primarily due to higher mortgage–related revenue.

•Well–managed non–interest expense was $36.2 million, or 1.81% of average assets annualized. Results slightly improved from the second quarter, even with an additional $460,000 in FDIC insurance expense.

•Maintained sound asset quality, with 30 to 89 days delinquent loans representing 0.30% of total loans and non–performing loans representing 0.45% of total loans at period end, as well as net charge–offs representing 0.02% of average loans during the quarter.

•Horizon's dividend performance included a 5.99% yield as of September 30, 2023, with cash maintained at the holding company level representing approximately eight quarters of dividend payments and fixed costs.

Financial Summary

	For the Three Months Ended
	September 30,	June 30,	September 30,
Net Interest Income and Net Interest Margin	2023	2023	2022
Net interest income	$42,090	$46,160	$51,861
Net interest margin	2.41%	2.69%	3.04%
Adjusted net interest margin (See “Use of Non–GAAP Financial Measures”)	2.38%	2.57%	2.99%

	For the Three Months Ended
	September 30,	June 30,	September 30,
Asset Yields and Funding Costs	2023	2023	2022
Interest earning assets	4.48%	4.39%	3.58%
Interest bearing liabilities	2.52%	2.10%	0.69%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022

	For the Three Months Ended
Non–interest Income and Mortgage Banking Income	September 30,	June 30,	September 30,
	2023	2023	2022
Total non–interest income	$11,830	$10,997	$10,188
Gain on sale of mortgage loans	1,582	1,005	1,441
Mortgage servicing income net of impairment or recovery	631	640	355

	For the Three Months Ended
	September 30,	June 30,	September 30,
Non–interest Expense	2023	2023	2022
Total non–interest expense	$36,168	$36,262	$36,816
Annualized non–interest expense to average assets	1.81%	1.86%	1.91%

	At or for the Three Months Ended
Credit Quality	September 30,	June 30,	September 30,
	2023	2023	2022
Allowance for credit losses to total loans	1.14%	1.17%	1.27%
Non–performing loans to total loans	0.45%	0.52%	0.47%
Percent of net charge–offs to average loans outstanding for the period	0.02%	0.01%	0.00%

Allowance for	September 30,	Net Reserve			December 31,
Credit Losses	2023	3Q23	2Q23	1Q23	2022
Commercial	$29,472	$(882)	$(802)	$(1,289)	$32,445
Retail Mortgage	2,794	(854)	(799)	(1,130)	5,577
Warehouse	714	(179)	95	(222)	1,020
Consumer	16,719	1,638	1,956	1,703	11,422
Allowance for Credit Losses (“ACL”)	$49,699	$(277)	$450	(938)	$50,464
ACL/Total Loans	1.14%				1.21%

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
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2023, Horizon had core deposit intangibles of $14.5 million subject to amortization and $155.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding the interest rate environment, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the most recent qualitative assessment, the Company determined that as of September 30, 2023, it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the current banking environment, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
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
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
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
Financial Condition
On September 30, 2023, Horizon’s total assets were $8.0 billion, an increase of approximately $86.9 million compared to December 31, 2022. The increase in total assets was primarily growth in net loans of $201.8 million and an increase in cash and due from banks of $51.6 million. These increases were offset by decreases in investments available for sale of $132.4 million primarily due to principal repayments and sales during the first nine months of 2023 and a decrease in investments held to maturity of $56.3 million due to principal repayments.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
Investment securities were comprised of the following as of (dollars in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$293,785	$265,850	$294,329	$267,179
State and municipal	425,096	340,312	505,006	433,544
Federal agency collateralized mortgage obligations	23,210	21,313	33,011	31,215
Federal agency mortgage–backed pools	200,728	165,889	220,963	190,656
Corporate notes	81,803	71,804	84,393	74,964
Total available for sale investment securities	$1,024,622	$865,168	$1,137,702	$997,558
Held to maturity
U.S. Treasury and federal agencies	$287,561	$234,008	$295,250	$246,013
State and municipal	1,101,933	858,309	1,127,669	935,585
Federal agency collateralized mortgage obligations	52,573	42,677	56,564	47,699
Federal agency mortgage–backed pools	328,410	264,057	343,953	287,239
Private labeled mortgage–backed pools	32,992	27,298	35,466	29,973
Corporate notes	163,014	130,496	163,846	134,800
Total held to maturity investment securities	$1,966,483	$1,556,845	$2,022,748	$1,681,309
Investment securities available for sale decreased $132.4 million since December 31, 2022 to $865.2 million as of September 30, 2023 primarily due to principal repayments and the sale of certain securities and investment securities held to maturity decreased $56.3 million since December 31, 2022 to $2.0 billion as of September 30, 2023. This decrease in investments held to maturity was due to cash flows received during the first nine months of 2023.
Net loans increased $201.8 million since December 31, 2022 to $4.4 billion as of September 30, 2023. Commercial loans increased $121.8 million, consumer loans increased $60.7 million and residential mortgage loans increased $22.1 million, offset by a decrease in mortgage warehouse loans of $3.6 million since December 31, 2022.
Total deposits decreased $157.7 million since December 31, 2022 to $5.7 billion as of September 30, 2023, primarily due to a reduction in consumer and commercial balances of $65.5 million and a $105.3 million, respectively, offset by an increase in balances by municipal and other public depositors of approximately $13.1 million during the first nine months of 2023.
Total borrowings increased to $1.4 billion as of September 30, 2023 from $1.1 billion as of December 31, 2022, primarily due to the decrease in total deposits.
Stockholders’ equity totaled $693.4 million at September 30, 2023 compared to $677.4 million at December 31, 2022. The increase in stockholders’ equity during the period was primarily due to the generation of net income, offset by an increase in accumulated other comprehensive loss of $17.2 million as unrealized losses on available for sale securities increased to $159.5 million and the amount of dividends paid during the quarter. Book value per common share at September 30, 2023 decreased to $15.89 compared to $16.25 at December 31, 2022.

Results of Operations
Overview
Consolidated net income for the three–month period ended September 30, 2023 was $16.2 million, or $0.37 diluted earnings per share, compared to $23.8 million, or $0.55 diluted earnings per share for the same period in 2022. The decrease in net income for the three–month period ended September 30, 2023 when compared to the same prior year period reflects a

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022 decrease in net interest income of $9.8 million, an increase in credit loss expense of $864,000, offset by an increase in non–interest income of $1.6 million, a decrease in non–interest expense of $648,000 and a decrease in income tax expense of $729,000.
Consolidated net income for the nine–month period ended September 30, 2023 was $53.2 million, or $1.21 diluted earnings per share, compared to $72.2 million, or $1.65 diluted earnings per share for the same period in 2022. The decrease in net income for the nine–month period ended September 30, 2023 when compared to the same prior year period reflects a decrease in net interest income of $17.2 million, an increase in credit loss expense of $2.9 million and a decrease in non–interest income of $4.3 million, offset by a decrease in non–interest expense of $536,000 and a decrease in income tax expense of $4.9 million.

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
Net interest income during the three months ended September 30, 2023 was $42.1 million, a decrease of $9.8 million from the $51.9 million earned during the same period in 2022. Yields on the Company’s interest earning assets increased by 90 basis points to 4.48% for the three months ended September 30, 2023 from 3.58% for the three months ended September 30, 2022. Interest income increased $18.6 million from $61.5 million for the three months ended September 30, 2022 to $80.1 million for the same period in 2023. The increase in interest income was due to higher yields earned on interest earning assets and an increase in average balances of interest earning assets of $230.4 million during the three months ended September 30, 2023. Interest income from acquisition–related purchase accounting adjustments was $435,000 for the three months ended September 30, 2023 compared to $906,000 for the same period in 2022.
Rates paid on interest bearing liabilities increased by 184 basis points for the three–month period ended September 30, 2023 compared to the same period in 2022. Interest expense increased $28.4 million when compared to the three–month period ended September 30, 2022 to $38.0 million for the same period in 2023. This increase was due to higher rates paid on interest bearing liabilities. The cost of average interest bearing deposits increased 180 basis points while the cost of average borrowings increased 167 basis points. Average balances of interest bearing deposits increased $60.0 million and average balances of borrowings increased $366.6 million for the three-month period ended September 30, 2023 when compared to the same period in 2022.
The net interest margin decreased 63 basis points from 3.04% for the three–month period ended September 30, 2022 to 2.41% for the same period in 2023. The decrease in the margin for the three–month period ended September 30, 2023 compared to the same period in 2022 was due to an increase in the cost of interest bearing liabilities, offset by an increase in the yield on interest earning assets. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 2.38% for the three-month period ended September 30, 2023 compared to 2.99% for the same period in 2022. (See the “Non–GAAP Reconciliation of Net Interest Margin” table below.)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
The following are the average balance sheets for the three months ended (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Three Months Ended			Three Months Ended
		September 30, 2023			September 30, 2022
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$92,305	$1,247	5.36%	$4,201	$24	2.27%
	Interest earning deposits	8,018	85	4.21%	9,994	41	1.63%
	Investment securities – taxable	1,684,590	8,788	2.07%	1,728,197	8,436	1.94%
	Investment securities – non–taxable (1)	1,220,998	7,002	2.88%	1,384,249	7,478	2.71%
	Loans receivable (2) (3)	4,280,700	63,003	5.86%	3,929,567	45,517	4.61%
	Total interest earning assets	7,286,611	80,125	4.48%	7,056,208	61,496	3.58%
	Non–interest earning assets
	Cash and due from banks	100,331			99,221
	Allowance for credit losses	(49,705)			(52,303)
	Other assets	587,514			531,976
	Total average assets	$7,924,751			$7,635,102
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$4,538,698	$24,704	2.16%	$4,478,741	$4,116	0.36%
	Borrowings	1,180,452	10,399	3.50%	813,873	3,756	1.83%
	Repurchase agreements	136,784	825	2.39%	141,283	139	0.39%
	Subordinated notes	58,983	880	5.92%	58,836	880	5.93%
	Junior subordinated debentures issued to capital trusts	57,166	1,227	8.52%	56,928	744	5.19%
	Total interest bearing liabilities	5,972,083	38,035	2.52%	5,549,661	9,635	0.69%
	Non–interest bearing liabilities
	Demand deposits	1,159,241			1,351,857
	Accrued interest payable and other liabilities	77,942			53,208
	Stockholders’ equity	715,485			680,376
	Total average liabilities and stockholders’ equity	$7,924,751			$7,635,102

	Net interest income/spread		$42,090	1.96%		$51,861	2.89%
	Net interest income as a percent of average interest earning assets (1)			2.41%			3.04%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
Net interest income during the nine months ended September 30, 2023 was $133.5 million, a decrease of $17.2 million from the $150.7 million earned during the same period in 2022. Yields on the Company’s interest earning assets increased by 98 basis points to 4.35% for the nine months ended September 30, 2023 from 3.37% for the nine months ended September 30, 2022. Interest income increased $59.9 million from $168.8 million for the nine months ended September 30, 2022 to $228.8 million for the same period in 2023. The increase in interest income was due to higher yields earned on interest earning assets and an increase in average balances of interest earning assets of $294.2 million during the nine months ended September 30, 2023. Interest income from acquisition–related purchase accounting adjustments was $1.5 million for the nine months ended September 30, 2023 compared to $3.0 million for the same period in 2022.
Rates paid on interest bearing liabilities increased by 171 basis points for the nine–month period ended September 30, 2023 compared to the same period in 2022. Interest expense increased $77.2 million when compared to the nine–month period ended September 30, 2022 to $95.3 million for the same period in 2023. This increase was due to higher rates paid on interest bearing liabilities. The cost of average interest bearing deposits increased 152 basis points while the cost of average borrowings increased 208 basis points. Average balances of interest bearing deposits decreased $4.6 million and average balances of borrowings increased $492.5 million for the nine–month period ended September 30, 2023 when compared to the same period in 2022.
The net interest margin decreased 34 basis points from 3.02% for the nine–month period ended September 30, 2022 to 2.59% for the same period in 2023. The decrease in the margin for the nine–month period ended September 30, 2023 compared to the same period in 2022 was due to an increase in the cost of interest bearing liabilities, offset by an increase in the yield on interest earning assets. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments and the gain on swap termination recorded in interest expense (“adjusted net interest margin”), the margin would have been 2.53% for the nine–month period ended September 30, 2023 compared to 2.96% for the same period in 2022. (See the “Non–GAAP Reconciliation of Net Interest Margin” table below.)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
The following are the average balance sheets for the nine months ended (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Nine Months Ended			Nine Months Ended
		September 30, 2023			September 30, 2022
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$43,976	$1,706	5.19%	$82,667	$131	0.21%
	Interest earning deposits	8,597	254	3.95%	15,404	93	0.81%
	Investment securities – taxable	1,706,083	26,253	2.06%	1,715,478	24,499	1.91%
	Investment securities – non–taxable (1)	1,258,345	21,617	2.91%	1,346,173	21,482	2.70%
	Loans receivable (2) (3)	4,216,817	178,961	5.70%	3,779,921	122,641	4.36%
	Total interest earning assets	7,233,818	228,791	4.35%	6,939,643	168,846	3.37%
	Non–interest earning assets
	Cash and due from banks	102,264			100,067
	Allowance for credit losses	(49,839)			(53,038)
	Other assets	579,203			486,862
	Total average assets	$7,865,446			$7,473,534
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$4,494,821	$58,481	1.74%	$4,499,441	$7,289	0.22%
	Borrowings	1,137,289	28,702	3.37%	644,803	6,209	1.29%
	Repurchase agreements	138,706	2,011	1.94%	140,837	216	0.21%
	Subordinated notes	58,947	2,641	5.99%	58,800	2,641	6.01%
	Junior subordinated debentures issued to capital trusts	57,108	3,469	8.12%	56,869	1,755	4.13%
	Total interest bearing liabilities	5,886,871	95,304	2.16%	5,400,750	18,110	0.45%
	Non–interest bearing liabilities
	Demand deposits	1,200,133			1,336,912
	Accrued interest payable and other liabilities	71,280			44,343
	Stockholders’ equity	707,162			691,529
	Total average liabilities and stockholders’ equity	$7,865,446			$7,473,534

	Net interest income/spread		$133,487	2.19%		$150,736	2.92%
	Net interest income as a percent of average interest earning assets (1)			2.59%			3.02%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022

Rate/Volume Analysis
The following table illustrates the impact of changes in the volume of interest earning assets and interest bearing liabilities and interest rates on net interest income for the periods indicated.

	Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022			Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
	Total Change	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate
Interest Income
Federal funds sold	$1,223	$4,556	$(3,333)	$1,575	$(118)	$1,693
Interest earning deposits	44	(38)	82	161	(77)	238
Investment securities – taxable	352	(862)	1,214	1,754	(180)	1,934
Investment securities – non–taxable	(476)	(4,605)	4,129	135	(2,455)	2,590
Loans receivable	17,486	17,276	210	56,320	20,648	35,672
Total interest income	$18,629	$16,327	$2,302	$59,945	$17,818	$42,127

Interest Expense
Interest bearing deposits	$20,588	$219	$20,369	$51,192	$(10)	$51,202
Borrowings	6,643	6,308	335	22,493	9,648	12,845
Repurchase agreements	686	(9)	695	1,795	(4)	1,799
Subordinated notes	—	9	(9)	—	9	(9)
Junior subordinated debentures issued to capital trusts	483	10	473	1,714	10	1,704
Total interest expense	28,400	6,537	21,863	77,194	9,653	67,541
Net Interest Income	$(9,771)	$9,790	$(19,561)	$(17,249)	$8,165	$(25,414)

Credit Loss Expense

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio. During the three–month period ended September 30, 2023, credit loss expense for loans totaled $520,000 compared to $601,000 for the same period in 2022. During the three–month period ended September 30, 2023, commercial loan net charge–offs were $142,000, residential mortgage loan net recoveries were $39,000 and consumer loan net charge–offs were $619,000.

During the nine–month period ended September 30, 2023, credit loss expense for loans totaled $856,000 compared to a credit loss recovery of $1.7 million for the same period of 2022. During the nine–month period ended September 30, 2023, commercial loan net charge–offs were $347,000, residential mortgage loan net recoveries were $55,000 and consumer loan net charge–offs were $1.1 million.

The ACL balance at September 30, 2023 was $49.7 million, or 1.14% of total loans compared to an ACL balance of $50.5 million at December 31, 2022 or 1.21% of total loans. The decrease in the ACL to total loans ratio was primarily due to favorable asset quality with non–performing loans at 0.45% of total loans at period end and net charge–offs to average loans represented 0.02% for the third quarter of 2023.

As of September 30, 2023, non–performing loans totaled $19.4 million, reflecting a $2.4 million decrease from $21.8 million in non–performing loans as of December 31, 2022. Non–performing commercial loans decreased by $2.4 million, non–performing real estate loans decreased by $346,000 and non–performing consumer loans increased by $315,000 at September 30, 2023 compared to December 31, 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
Other Real Estate Owned (“OREO”) and repossessed assets totaled $1.4 million at September 30, 2023 compared to $1.8 million at December 31, 2022.
Non–interest Income
The following is a summary of changes in non–interest income for the three months ended September 30, 2023 and 2022 (table dollar amounts in thousands):

	Three Months Ended
	September 30,		Amount	Percent
	2023	2022	Change	Change
Non–interest Income
Service charges on deposit accounts	$3,086	$3,023	$63	2.1%
Wire transfer fees	120	148	(28)	(18.9)%
Interchange fees	3,186	3,089	97	3.1%
Fiduciary activities	1,206	1,203	3	0.2%
Gain on sale of mortgage loans	1,582	1,441	141	9.8%
Mortgage servicing net of impairment	631	355	276	77.7%
Increase in cash surrender value of bank owned life insurance	1,055	814	241	29.6%
Other income	964	115	849	738.3%
Total non–interest income	$11,830	$10,188	$1,642	16.1%
Total non–interest income was $1.6 million higher during the third quarter of 2023 compared to the same period in 2022. Other income was $849,000 higher during the third quarter of 2023 compared to the same period of 2022 due to the sale of other assets. Residential mortgage loan activity during the third quarter of 2023 generated $1.6 million of income from the gain on sale of mortgage loans, up from $1.4 million for the same period in 2022. The cash surrender value of bank owned life insurance increased $241,000 during the third quarter of 2023 compared to the same period in 2022, primarily due to the purchase of $50.0 million in additional life insurance during the third quarter of 2022. Mortgage servicing income, net of impairment or recovery, increased $276,000 during the third quarter of 2023 compared to the same period in 2022.
The following is a summary of changes in non–interest income for the nine months ended September 30, 2023 and 2022 (table dollar amounts in thousands):

	Nine Months Ended
	September 30,		Amount	Percent
	2023	2022	Change	Change
Non–interest Income
Service charges on deposit accounts	$9,135	$8,651	$484	5.6%
Wire transfer fees	345	477	(132)	(27.7)%
Interchange fees	9,637	9,451	186	2.0%
Fiduciary activities	3,728	4,111	(383)	(9.3)%
Gain on sale of investment securities	(480)	—	(480)	#DIV/0!
Gain on sale of mortgage loans	3,372	5,969	(2,597)	(43.5)%
Mortgage servicing net of impairment	1,984	4,163	(2,179)	(52.3)%
Increase in cash surrender value of bank owned life insurance	3,051	1,843	1,208	65.5%
Death benefit on bank owned life insurance	—	644	(644)	(100.0)%
Other income	1,675	1,468	207	14.1%
Total non–interest income	$32,447	$36,777	$(4,330)	(11.8)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
Total non–interest income was $4.3 million lower during the nine months ended September 30, 2023 compared to the same period in 2022. The sale of $88.2 million of available for sale investments generated a $480,000 net loss during the first nine months of 2023. Residential mortgage loan activity generated $3.4 million of income from the gain on sale of mortgage loans, down from $6.0 million for the same period in 2022 due to a lower volume of loans sold and a decrease in the percentage gain on loans sold. Mortgage servicing income, net of impairment or recovery, decreased $2.2 million during the first nine months of 2023 compared to the same period in 2022 due to an impairment recovery of $2.6 million recorded during the first quarter of 2022. Fiduciary activities income was $383,000 lower during the first nine months of 2023 compared to the same period in 2022. The cash surrender value of bank owned life insurance increased $1.2 million during the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to the purchase of $50.0 million in additional life insurance during the third quarter of 2022.
Non–interest Expense
The following is a summary of changes in non–interest expense for the three months ended September 30, 2023 and 2022 (table dollar amounts in thousands):

	Three Months Ended
	September 30,	September 30,	QTD	QTD
	2023	2022	$ Change	% Change
Non–interest Expense
Salaries and employee benefits	$20,058	$20,613	$(555)	(2.7)%
Net occupancy expenses	3,283	3,293	(10)	(0.3)%
Data processing	2,999	2,539	460	18.1%
Professional fees	707	552	155	28.1%
Outside services and consultants	2,316	2,855	(539)	(18.9)%
Loan expense	1,120	1,392	(272)	(19.5)%
FDIC deposit insurance	1,300	670	630	94.0%
Core deposit intangible amortization	903	926	(23)	(2.5)%
Other losses	188	398	(210)	(52.8)%
Other expenses	3,294	3,578	(284)	(7.9)%
Total non–interest expense	$36,168	$36,816	$(648)	(1.8)%
Annualized Non–interest Exp. to Avg. Assets	1.81%	1.91%
Total non–interest expense was $648,000 lower during the third quarter of 2023 when compared to the third quarter of 2022 primarily due to decreases in salaries and employee benefits expense of $555,000, outside services and consultants expense of $539,000, other expenses of $284,000, loan expense of $272,000 and other losses of $210,000, offset by increases in FDIC deposit insurance of $630,000 and data processing of $460,000. Annualized non–interest expense to average assets decreased to 1.81% for the three months ended September 30, 2023 compared to 1.91% for the same period in 2022 as expense reductions from branch acquisitions were realized and investments in technology are being leveraged, resulting in this improvement.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
The following is a summary of changes in non–interest expense for the nine months ended September 30, 2023 and 2022 (table dollar amounts in thousands):

	Nine Months Ended
	September 30,	September 30,	YTD	YTD
	2023	2022	$ Change	% Change
Non–interest Expense
Salaries and employee benefits	$58,932	$60,305	$(1,373)	(2.3)%
Net occupancy expenses	10,095	10,044	51	0.5%
Data processing	8,684	7,683	1,001	13.0%
Professional fees	1,873	1,149	724	63.0%
Outside services and consultants	7,548	7,865	(317)	(4.0)%
Loan expense	3,635	4,130	(495)	(12.0)%
FDIC deposit insurance	2,680	2,170	510	23.5%
Core deposit intangible amortization	2,709	2,777	(68)	(2.4)%
Other losses	543	928	(385)	(41.5)%
Other expenses	10,255	10,439	(184)	(1.8)%
Total non–interest expense	$106,954	$107,490	$(536)	(0.5)%
Annualized Non–interest Exp. to Avg. Assets	1.82%	1.99%
Total non–interest expense was $536,000 lower during the first nine months of 2023 when compared to the same period of 2022 primarily due to decreases in salaries and employee benefits expense of $1.4 million, loan expense of $495,000 and other losses of $385,000, offset by increases of $1.0 million in data processing expense, $724,000 in professional fees and $510,000 in FDIC deposit insurance. Annualized non–interest expense to average assets decreased to 1.82% during the first nine months of 2023 compared to 1.99% for the same period in 2022 as expense reductions from branch consolidations were realized and investments in technology are being leveraged, resulting in this improvement.
Income Taxes
Income tax expense totaled $1.3 million for the third quarter of 2023, a decrease of $729,000 when compared to the third quarter of 2022 due to a decrease in income before taxes of $8.3 million.

Income tax expense totaled $4.6 million for the first nine months of 2023, a decrease of $4.9 million when compared to the same period of 2022 due to a decrease in income before taxes of $24.0 million.

Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At September 30, 2023, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $1.65 billion in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $438.0 million at December 31, 2022. The Bank had approximately $622.9 million of unpledged investment securities at September 30, 2023 compared to $2.1 billion at December 31, 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2023. Stockholders’ equity totaled $693.4 million as of September 30, 2023, compared to $677.4 million as of December 31, 2022. For the nine months ended September 30, 2023, the ratio of average stockholders’ equity to average assets was 9.03% compared to 9.07% for the twelve months ended December 31, 2022. The increase in stockholders’ equity during the period was due to net income generated during the period, offset by a decrease in accumulated other comprehensive income of $17.2 million and the amount of dividends paid.
Horizon declared common stock dividends in the amount of $0.48 per share during the first nine months of 2023 and $0.47 per share for the same period in 2022. The dividend payout ratio (dividends as a percent of basic earnings per share) was 39.3% and 28.3% for the first nine months of 2023 and 2022, respectively. For additional information regarding dividends, see Horizon’s 2022 Annual Report on Form 10–K.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2023	2023	2023	2022	2022	2023	2022
Net income as reported	$16,205	$18,763	$18,228	$21,165	$23,821	$53,196	$72,243
Gain on swap termination	—	(1,453)	—	—	—	(1,453)	—
Tax effect	—	305	—	—	—	305	—
Net income excluding gain on swap termination	16,205	17,615	18,228	21,165	23,821	52,048	72,243
(Gain)/loss on sale of investment securities	—	(20)	500	—	—	480	—
Tax effect	—	4	(105)	—	—	(101)	—
Net income excluding (gain)/loss on sale of investment securities	16,205	17,599	18,623	21,165	23,821	52,427	72,243
Death benefit on bank owned life insurance (“BOLI”)	—	—	—	—	—	—	(644)
Net income excluding death benefit on BOLI	16,205	17,599	18,623	21,165	23,821	52,427	71,599
Adjusted net income	$16,205	$17,599	$18,623	$21,165	$23,821	$52,427	$71,599

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022

Non–GAAP Reconciliation of Diluted Earnings per Share
(Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2023	2023	2023	2022	2022	2023	2022
Diluted earnings per share (“EPS”) as reported	$0.37	$0.43	$0.42	$0.48	$0.55	$1.21	$1.65
Gain on swap termination	—	(0.03)	—	—	—	(0.03)	—
Tax effect	—	0.01	—	—	—	0.01	—
Diluted EPS excluding gain on swap termination	0.37	0.41	0.42	0.48	0.55	1.19	1.65
(Gain)/loss on sale of investment securities	—	—	0.01	—	—	0.01	—
Tax effect	—	—	—	—	—	—	—
Diluted EPS excluding (gain)/loss on investment securities	0.37	0.41	0.43	0.48	0.55	1.20	1.65
Death benefit on BOLI	—	—	—	—	—	—	(0.01)
Diluted EPS excluding death benefit on BOLI	0.37	0.41	0.43	0.48	0.55	1.20	1.64
Adjusted Diluted EPS	$0.37	$0.41	$0.43	$0.48	$0.55	$1.20	$1.64

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2023	2023	2023	2022	2022	2023	2022
Pre–tax income	$17,489	$20,215	$20,091	$23,814	$25,834	$57,795	$81,770
Credit loss expense (recovery)	263	680	242	(69)	(601)	1,185	(1,747)
Pre–tax, pre–provision net income	$17,752	$20,895	$20,333	$23,745	$25,233	$58,980	$80,023
Pre–tax, pre–provision net income	$17,752	$20,895	$20,333	$23,745	$25,233	$58,980	$80,023
Gain on swap termination	—	(1,453)	—	—	—	(1,453)	—
(Gain)/loss on sale of investment securities	—	(20)	500	—	—	480	—
Death benefit on bank owned life insurance	—	—	—	—	—	—	(644)
Adjusted pre–tax, pre–provision net income	$17,752	$19,422	$20,833	$23,745	$25,233	$58,007	$79,379

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2023	2023	2023	2022	2022	2023	2022
Net interest income as reported	$42,090	$46,160	$45,237	$48,782	$51,861	$133,487	$150,736
Average interest earning assets	7,286,611	7,212,640	7,201,266	7,091,980	7,056,208	7,233,818	6,939,643
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	2.41%	2.69%	2.67%	2.85%	3.04%	2.59%	3.02%
Net interest income as reported	$42,090	$46,160	$45,237	$48,782	$51,861	$133,487	$150,736
Acquisition–related purchase accounting adjustments (“PAUs”)	(435)	(651)	(367)	(431)	(906)	(1,453)	(3,045)
Gain on swap termination	—	(1,453)	—	—	—	(1,453)	—
Adjusted net interest income	$41,655	$44,056	$44,870	$48,351	$50,955	$130,581	$147,691
Adjusted net interest margin	2.38%	2.57%	2.65%	2.83%	2.99%	2.53%	2.96%

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)
	September 30,	June 30,	March 31,	December 31,	September 30,
	2023	2023	2023	2022	2022
Total stockholders’ equity	$693,369	$709,243	$702,559	$677,375	$644,993
Less: Intangible assets	169,741	170,644	171,547	172,450	173,375
Total tangible stockholders’ equity	$523,628	$538,599	$531,012	$504,925	$471,618
Common shares outstanding	43,648,501	43,645,216	43,621,422	43,574,151	43,574,151
Book value per common share	$15.89	$16.25	$16.11	$15.55	$14.80
Tangible book value per common share	$12.00	$12.34	$12.17	$11.59	$10.82

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2023	2023	2023	2022	2022	2023	2022
Non–interest expense as reported	$36,168	$36,262	$34,524	$35,711	$36,816	$106,954	$107,490
Net interest income as reported	42,090	46,160	45,237	48,782	51,861	133,487	150,736
Non–interest income as reported	$11,830	$10,997	$9,620	$10,674	$10,188	$32,447	$36,777
Non–interest expense/(Net interest income + Non–interest income) ("Efficiency Ratio")	67.08%	63.44%	62.93%	60.06%	59.33%	64.46%	57.32%

Non–interest expense as reported	$36,168	$36,262	$34,524	$35,711	$36,816	$106,954	$107,490
Net interest income as reported	42,090	46,160	45,237	48,782	51,861	133,487	150,736
Gain on swap termination	—	(1,453)	—	—	—	(1,453)	—
Net interest income excluding gain on swap termination	42,090	44,707	45,237	48,782	51,861	132,034	150,736
Non–interest income as reported	11,830	10,997	9,620	10,674	10,188	32,447	36,777
(Gain)/loss on sale of investment securities	—	(20)	500	—	—	480	—
Death benefit on bank owned life insurance ("BOLI")	—	—	—	—	—	—	(644)
Non–interest income excluding (gain)/loss on sale of investment securities and death benefit on BOLI	$11,830	$10,977	$10,120	$10,674	$10,188	$32,927	$36,133
Adjusted efficiency ratio	67.08%	65.12%	62.37%	60.06%	59.33%	64.84%	57.52%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2023	2023	2023	2022	2022	2023	2022
Average assets	$7,924,751	$7,840,026	$7,831,106	$7,718,366	$7,635,102	$7,865,446	$7,473,534
Return on average assets ("ROAA") as reported	0.81%	0.96%	0.94%	1.09%	1.24%	0.90%	1.29%
Gain on swap termination	—	(0.07)	—	—	—	(0.02)	—
Tax effect	—	0.02	—	—	—	0.01	—
ROAA excluding gain on swap termination	0.81	0.91	0.94	1.09	1.24	0.89	1.29
(Gain)/loss on sale of investment securities	—	—	0.03	—	—	0.01	—
Tax effect	—	—	(0.01)	—	—	—	—
ROAA excluding (gain)/loss on sale of investment securities	0.81	0.91	0.96	1.09	1.24	0.90	1.29
Death benefit on bank owned life insurance ("BOLI")	—	—	—	—	—	—	(0.01)
ROAA excluding death benefit on BOLI	0.81	0.91	0.96	1.09	1.24	0.90	1.28
Adjusted ROAA	0.81%	0.91%	0.96%	1.09%	1.24%	0.90%	1.28%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2023	2023	2023	2022	2022	2023	2022
Average common equity	$715,485	$710,953	$693,472	$660,188	$680,376	$707,162	$691,529
Return on average common equity ("ROACE") as reported	8.99%	10.59%	10.66%	12.72%	13.89%	10.06%	13.97%
Gain on swap termination	—	(0.82)	—	—	—	(0.27)	—
Tax effect	—	0.17	—	—	—	0.06	—
ROACE excluding gain on swap termination	8.99	9.94	10.66	12.72	13.89	9.85	13.97
(Gain)/loss on sale of investment securities	—	(0.01)	0.29	—	—	0.09	—
Tax effect	—	—	(0.06)	—	—	(0.02)	—
ROACE excluding (gain)/loss on sale of investment securities	8.99	9.93	10.89	12.72	13.89	9.92	13.97
Death benefit on bank owned life insurance ("BOLI")	—	—	—	—	—	—	(0.12)
ROACE excluding death benefit on BOLI	8.99	9.93	10.89	12.72	13.89	9.92	13.85
Adjusted ROACE	8.99%	9.93%	10.89%	12.72%	13.89%	9.92%	13.85%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2023 and 2022

Non–GAAP Reconciliation of Return on Average Tangible Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
	2023	2023	2023	2022	2022	2023	2022
Average common equity	$715,485	$710,953	$693,472	$660,188	$680,376	$707,162	$691,529
Less: Average intangible assets	170,301	171,177	172,139	173,050	173,546	171,199	174,323
Average tangible equity	$545,184	$539,776	$521,333	$487,138	$506,830	$535,963	$517,206
Return on average common equity ("ROATE")	11.79%	13.94%	14.18%	17.24%	18.65%	13.27%	18.68%
Gain on swap termination	—	(1.08)	—	—	—	(0.36)	—
Tax effect	—	0.23	—	—	—	0.08	—
ROATE excluding gain on swap termination	11.79	13.09	14.18	17.24	18.65	12.99	18.68
(Gain)/loss on sale of investment securities	—	(0.01)	0.39	—	—	0.12	—
Tax effect	—	—	(0.08)	—	—	(0.03)	—
ROATE excluding (gain)/loss on sale of investment securities	11.79	13.08	14.49	17.24	18.65	13.08	18.68
Death benefit on bank owned life insurance ("BOLI")	—	—	—	—	—	—	(0.17)
ROATE excluding death benefit on BOLI	11.79	13.08	14.49	17.24	18.65	13.08	18.51
Adjusted ROATE	11.79%	13.08%	14.49%	17.24%	18.65%	13.08%	18.51%

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon's 2022 Annual Report on Form 10–K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2022 Annual Report on Form 10–K.

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2023, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures were not effective to ensure that the information required to be disclosed by Horizon in the reports Horizon files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including that such information is accumulated and communicated to Horizon's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. The conclusion that Horizon's disclosure controls and procedures were not effective was due to the presence of material weaknesses in Horizon's internal control over financial reporting, as that term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act, as previously disclosed in Part II, Item 9A of Horizon's Annual Report on Form 10–K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10–K”). In light of the material weaknesses identified by management, Horizon has performed additional analyses and procedures in order to conclude that its condensed financial statements as of and for the three and nine months ended September 30, 2023 are fairly presented, in all material respects, in accordance with GAAP, as further described below.
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
As part of Horizon's efforts to remediate the material weaknesses described above, Horizon has hired additional resources within our accounting and finance department for financial statement preparation and review, Horizon has provided additional training to implement and monitor our policies and procedures, and enhanced controls and procedures have been designed and implemented. The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We estimate that the remediation of these material weaknesses will be completed prior to the end of fiscal 2023. Therefore, Horizon's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, Horizon's disclosure controls and procedures were not effective. Despite the foregoing, Horizon's management has concluded the financial statements fairly present in all material respects, Horizon's financial position, results of operations and cash flows as of the dates, and for the periods presented in this Form 10–Q, in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2023, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting, other than the remediation activities described above and discussed in further detail in “Part II, Item 9A. Controls and Procedures” of Horizon's 2022 Annual Report on Form 10–K.

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
As of (1) August 28, 2023, a lawsuit related to the Securities Action was filed by Sally Hundley, derivatively on behalf of the Company, against the Company, as nominal defendant, and 2 of the Company's officers and 10 of its directors and (2) August 31, 2023, a lawsuit also related to the Securities Action was filed by Aziz Chowdhury, derivatively on behalf of the Company, against the Company, as nominal defendant, and 2 of the Company's officers and 10 of its directors (the “Derivatives Actions”) in the U.S. District Court for the Eastern District of New York. The Derivative Actions allege, among other things, breach of the officers and directors' fiduciary duties. The Derivative Actions have been consolidated and stayed pending resolution of any motion to dismiss in the Securities Action.
Based on our initial review of these actions, management believes that the Company has strong defenses to the claims and intends to vigorously defend against them. As of September 30, 2023, no liabilities related to the above matters were recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.
In addition to the matters described above, from time to time, Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
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
(b)Use of Proceeds: Not Applicable

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
Rule 10b5–1 Trading Plans
During the three months ended September 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b–5c or any “non–Rule 10b5–1 trading arrangement,” as that term is used in the Securities and Exchange Commission regulations.

ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
31.1	Certification of Thomas M. Prame	Attached
31.2	Certification of Mark E. Secor	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2023, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

November 9, 2023	/s/ Thomas M. Prame
Date	Thomas M. Prame
Chief Executive Officer

November 9, 2023	/s/ Mark E. Secor
Date	Mark E. Secor
Chief Financial Officer