Form 10-K
period 2023-12-31
HORIZON BANCORP INC /IN/
filed 2024-03-15
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes–Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non–affiliates of the registrant, based on the last sale price of such stock as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $441.4 million.
As of March 14, 2024, the registrant had 44,111,174 shares of common stock outstanding.
Documents Incorporated by Reference

Document	Part of Form 10–K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 2, 2024 annual meeting of shareholders	Part III

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
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
Although management believes that the expectations reflected in forward–looking statements are reasonable, actual results may differ materially, whether adversely or positively, from the expectations of Horizon that are expressed or implied by any forward–looking statement. Risks, uncertainties, and factors that could cause Horizon’s actual results to vary materially from those expressed or implied by any forward–looking statement include but are not limited to the following:
•current financial conditions within the banking industry, including the effects of failures of other financial institutions, liquidity levels, and responses by the Federal Reserve, Department of the Treasury, and the Federal Deposit Insurance Corporation to address these issues;
•any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry;
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

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
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
•the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings; and
•acts of terrorism, war and global conflicts, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, and the potential impact they may have on supply chains, the availability of commodities, commodity prices, inflationary pressure and the overall U.S. and global financial markets.
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
2023 Annual Report on Form 10–K
PART I
ITEM1. BUSINESS
The disclosures in this Item 1 are qualified by the disclosures below in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other cautionary statements set forth elsewhere in this Annual Report on Form 10–K.
General
Horizon Bancorp, Inc. (“Horizon” or the “Company”) is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in northern and central Indiana and southern and central Michigan through its bank subsidiary, Horizon Bank (“Horizon Bank” or the “Bank”) and other affiliated entities. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. Horizon Bank (formerly known as “Horizon Bank, N.A.”) was founded in 1873 as a national association, and it remained a national association until its conversion to an Indiana commercial bank effective June 23, 2017. The Bank is a full–service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services and other services incident to banking.
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
The Bank maintains 71 full service offices. At December 31, 2023, the Bank had total assets of $7.9 billion and total deposits of $5.7 billion. The Bank has wholly–owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”), Horizon Grantor Trust and Wolverine Commercial Holdings, LLC. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain life insurance products through a third party. Horizon Grantor Trust holds title to certain company owned life insurance policies. Wolverine Commercial Holdings, LLC currently holds one piece of property but does not otherwise engage in significant business activities.
Horizon formed Horizon Bancorp Capital Trust II in 2004 (“Trust II”) and Horizon Bancorp Capital Trust III in 2006 (“Trust III”) for the purpose of participating in pooled trust preferred securities offerings. The Company assumed additional debentures as the result of the acquisition of Alliance Financial Corporation in 2005, which formed Alliance Financial Statutory Trust I (“Alliance Trust”). The Company also assumed additional debentures as the result of the acquisition of American Trust & Savings Bank (“American”) in 2010, which formed Am Tru Statutory Trust I (“Am Tru Trust”). The Company also assumed additional debentures as the result of the Heartland transaction, which formed Heartland (IN) Statutory Trust II (“Heartland Trust”). In 2016, the Company also assumed additional debentures as the result of the LaPorte Bancorp transaction. LaPorte Bancorp acquired City Savings Financial Corporation in 2007. City Savings Financial Corporation issued the debentures and formed City Savings Statutory Trust I (“City Savings”) in 2003. The Company also assumed additional debentures as the result of the Salin transaction, which formed Salin Statutory Trust I (“Salin Trust”) in 2003. See Note 13 of the Consolidated Financial Statements included at Item 8 for further discussion regarding these previously consolidated entities that are now reported separately.

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
The business of Horizon is not seasonal to any material degree. No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2023, revenues from loans accounted for 75.4% of the total consolidated revenue, and revenues from investment securities accounted for 19.4% of total consolidated revenue.
Available Information
The Company’s Internet address is www.horizonbank.com. Information on or accessible through our website is not deemed to be incorporated into this Annual Report on Form 10–K. Website references in this Annual Report are merely textual references. The Company makes available, free of charge through the “About Us – Investor Relations – Documents – SEC Filings” section of its Internet website, copies of the Company’s Annual Report on Form 10–K, Quarterly Reports on Form 10–Q, Current Reports on Form 8–K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after those reports are filed with or furnished to the SEC. The contents of our website are not incorporated by reference into this Annual Report on Form 10–K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Employees and Human Capital Resources
We believe that the foundation of our success in the banking business lies with the quality of our employees, the development of our employees' skills and career goals, and our ability to provide a comprehensive rewarding experience and work environment. We encourage and support the development of our employees and, wherever possible, strive to fill positions from within the organization. As of December 31, 2023, the Company employed 818 full–time and 58 part–time employees across all locations.
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

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
The following table estimates the number of financial institution competitors in Horizon’s primary market areas, along with Horizon’s competitive position in these areas, based on the June 30, 2023 Federal Deposit Insurance Corporation (“FDIC”) Deposit Market Share Report (available at www.fdic.gov ):

INDIANA			MICHIGAN
County	Number of Institutions	Horizon Market Share	County	Number of Institutions	Horizon Market Share
Allen	20	1.69%	Arenac	4	29.36%
Bartholomew	9	5.84%	Berrien	8	12.15%
Carroll	6	30.01%	Charlevoix	4	3.15%
Cass	6	15.80%	Crawford	2	23.29%
DeKalb	11	11.52%	Ingham	18	1.34%
Elkhart	16	0.69%	Kalamazoo	14	2.12%
Fountain	4	9.71%	Kent	24	0.49%
Grant	7	8.01%	Mecosta	8	11.76%
Hamilton	27	0.28%	Midland	7	18.90%
Howard	8	4.37%	Missaukee	2	50.58%
Johnson	21	10.61%	Newaygo	6	6.65%
Kosciusko	10	4.56%	Oakland	29	0.20%
LaGrange	4	3.42%	Otsego	5	17.34%
Lake	16	1.78%	Ottawa	15	0.90%
LaPorte	8	58.56%	Roscommon	4	12.78%
Marion	25	0.77%	Shiawassee	6	15.40%
Noble	6	4.95%	St. Joseph	9	4.68%
Porter	11	8.55%	Wexford	5	24.04%
St. Joseph	14	0.36%
Tippecanoe	16	6.55%
Whitley	7	6.38%
At the time of the FDIC Deposit Market Share Report, Horizon was the largest of the eight bank and thrift institutions in LaPorte County, the largest of the six institutions in Carroll County, the third largest of the 21 institutions in Johnson County, the fourth largest of the 11 institutions in DeKalb County, the third largest of the six institutions in Cass County, the fifth largest of the 16 institutions in Tippecanoe County, and the fifth largest of the 11 institutions in Porter County.
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
2023 Annual Report on Form 10–K
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
Bank Holding Company Regulation
The Bank Holding Company (“BHC”) Act generally limits the business in which a bank holding company and its subsidiaries may engage to banking or managing or controlling banks and those activities that the Federal Reserve Board has determined to be so closely related to banking as to be a proper incident thereto. Those closely related activities currently can include such activities as consumer finance, mortgage banking and securities brokerage. Certain well–managed and well–capitalized bank holding companies may elect to be treated as a “financial holding company” and, as a result, will be permitted to engage in a broader range of activities that are financial in nature and in activities that are determined to be incidental or complementary to activities that are financial in nature. Horizon has both qualified as, and elected to be, a financial holding company. Activities that are considered financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.
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

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
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
Bank holding companies, such as Horizon, and their insured depository institutions, such as the Bank, are subject to various regulatory capital requirements administered by the federal and state regulators. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk–based capital ratios are determined by allocating assets and specified off–balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. In 2019, the Federal bank regulatory agencies, working jointly, adopted final regulations designed to simplify capital requirements for community banks, allowing qualifying community banks to adopt a simple community bank leverage ratio. For an additional discussion of the Company’s regulatory capital ratios and regulatory requirements as of December 31, 2023, please refer to the subsection titled “Capital Regulation” in this “Regulation and Supervision” section.
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
Deposit Insurance and Assessments
The Bank’s deposits are insured to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. Generally, deposits are insured up to the statutory limit of $250,000 per separately insured depositor. Banks are subject to deposit insurance premiums and assessments to maintain the DIF. The FDIC has authority to raise or lower assessment rates on insured banks in order to achieve statutorily required reserve ratios in the DIF and to impose special additional assessments.
The Dodd–Frank Act resulted in significant changes to the FDIC’s deposit insurance system. Under the Dodd–Frank Act, the FDIC is authorized to set the reserve ratio for the DIF at no less than 1.35%. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.50%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. The FDIC has set the long term goal for the designated reserve ratio of the deposit insurance fund at 2% of estimated insured deposits. The FDIC adopted a plan to restore the DIF to the 1.35% ratio by September 30, 2028.
Also under the Dodd–Frank Act, the assessment base for deposit insurance premiums is the institution's average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. The initial base assessment rates ranged from 5 to 35 basis points. For small Risk Category I banks, such as Horizon Bank, the rates ranged from 5 to 9 basis points. Adjustments are made to the initial assessment rates based on long–term unsecured debt, depository institution debt, and brokered deposits.

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
Assessment rates (inclusive of possible adjustments) currently range from 2.5 to 32 basis points of an institution's total assets minus average tangible equity. Assessment rates for all established smaller banks will be determined using financial measures and supervisory ratings derived from a statistical model estimating the probability of failure over three years. The FDIC may increase or decrease the assessment rate scale uniformly, except that no adjustment can deviate more than two basis points from the base rate without notice and comment rulemaking.
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
Federal regulations require FDIC insured depository institutions to meet several minimum capital standards; (i) a common equity Tier 1 capital to risk–based assets ratio of 4.5%; (ii) a Tier 1 capital to risk–based assets ratio of 6.0%; (iii) a total capital to risk–based assets ratio of 8%; and (iv) a 4% Tier 1 capital to total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, and residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The Federal Reserve and FDIC have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2023, Horizon Bank met all applicable capital adequacy requirements.

Bank holding companies are generally subject to consolidated capital requirements established by the Federal Reserve. The Dodd-Frank Act required the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries.

Section 201 of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (the “Economic Growth Act”) directed federal banking agencies to draft regulations establishing a new optional Community Bank Leverage Ratio (“CBLR”). The Economic Growth Act provides that the CBLR will apply to a “qualifying community bank” which the Economic Growth Act defines as a bank with consolidated assets of less than $10 billion and satisfying additional criteria designed to disqualify institutions with a higher risk profile. Under the Economic Growth Act, qualifying community banks that meet or exceed the CBLR and elect to follow the alternative regulatory capital structure will be deemed to have satisfied all generally applicable leverage capital and risk-based capital requirements and will be considered “well capitalized” under the FDIC prompt corrective action provisions. The Economic Growth Act directed the FRB, the FDIC, and the Office of the Comptroller of the Currency (“OCC”) to jointly determine a community bank leverage ratio percentage, not less than 8% nor more than 10%, that must be maintained to be deemed to have satisfied all generally applicable leverage capital and risk-based capital requirements and be considered well capitalized. The Economic Growth Act also directed agencies to establish procedures for dealing with a qualifying bank that subsequently falls below the new ratio.

The final regulation implementing Section 201 became effective on January 1, 2021 (the “Final Rule”). Under the Final Rule, to be eligible to use the CBLR framework, a banking organization must not be an advanced approaches organization and must have (i) a leverage ratio of greater than 9%; (ii) total consolidated assets of less than $10 billion; (iii) total off-balance sheet exposures of 25% or less of total consolidated assets; and (iv) total trading assets plus trading liabilities of 5% or less of total consolidated assets. A qualifying institution may opt in and out of the CBLR framework on its quarterly call report. An institution that ceases to meet any qualifying criteria is provided with a two-quarter grace period to either comply with the CBLR requirements or comply with the general capital regulations, including the risk-based capital requirements.
Horizon’s management believes that, as of December 31, 2023, Horizon and the Bank met all applicable regulatory capital requirements currently in effect.

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2023.

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)(1)
Consolidated	$786,436	14.11%	$446,000	8.00%	$585,374	10.50%	N/A	N/A
Bank	714,402	12.87%	444,147	8.00%	582,943	10.50%	$555,184	10.00%
Tier 1 capital (to risk-weighted assets)(1)
Consolidated	735,792	13.20%	334,500	6.00%	473,874	8.50%	N/A	N/A
Bank	663,758	11.96%	333,111	6.00%	471,907	8.50%	444,147	8.00%
Common equity tier 1 capital (to risk-weighted assets)(1)
Consolidated	619,153	11.11%	250,875	4.50%	390,250	7.00%	N/A	N/A
Bank	663,758	11.96%	249,833	4.50%	388,629	7.00%	360,870	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	735,792	9.36%	314,306	4.00%	314,306	4.00%	N/A	N/A
Bank	663,758	8.41%	315,550	4.00%	315,550	4.00%	394,438	5.00%

(1) As defined by regulatory agencies
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

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
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

An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
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
At December 31, 2023, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk–based capital ratio exceeded 10%, the Bank’s Tier 1 risk–based capital ratio exceeded 8%, the Bank’s common equity Tier 1 risk–based capital ratio exceeded 6.5%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.
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
2023 Annual Report on Form 10–K
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
2023 Annual Report on Form 10–K
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

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects.
As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2023, the Bank’s investment in stock of the FHLB of Indianapolis was $34.5 million which exceeds the required stock purchase minimum for Horizon. For the year ended December 31, 2023, dividends paid by the FHLB of Indianapolis to the Bank on the FHLB stock totaled approximately $2.3 million, for an annualized rate paid in dividends of 6.5%.
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
2023 Annual Report on Form 10–K
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
Interchange Fees for Debit Cards
Under the Dodd–Frank Act, interchange fees for bank card transactions must be reasonable and proportional to the issuer’s incremental cost incurred with respect to the transaction plus certain fraud related costs. Interchange fees are transaction fees between banks for each bank card transaction, designed to reimburse the card-issuing bank for the costs of handling and credit risk inherent in a bank credit or debit card transaction. Although institutions with total assets of less than $10 billion, like the Bank, are exempt from this requirement, regulatory pressures may, over time, require smaller depository institutions to reduce fees with respect to these bank card transactions.
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
2023 Annual Report on Form 10–K
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
•Legal/Regulatory Risk – the risk presented by the need to comply with all laws, rules and regulations from multiple regulatory agencies, including but not limited to the FDIC, CFPB, Indiana Department of Financial Institutions, Federal Reserve Bank and the Board of Governors of the Federal Reserve, and the Department of Labor; and
•Fiduciary Risk – the risk of failing to act in our fiduciary capacity in the best interests of the grantors and beneficiaries of trust accounts and benefit plans.

Credit Risk

Our commercial, residential mortgage and consumer loans expose us to increased credit risks.

We have a large percentage of commercial, residential mortgage and consumer loans. Commercial loans generally have greater credit risk than residential mortgage and consumer loans because repayment of these loans often depends on the successful business operations of the borrowers. Commercial real estate loans generally have greater risk because repayment of these loans is often dependent upon income being generated in amounts sufficient to cover operating costs and debt service. Both types of commercial loans also typically have much larger loan balances than residential mortgage and consumer loans. Consumer loans generally involve greater risk than residential mortgage loans because they are unsecured or secured by assets that depreciate in value. Although we undertake a variety of underwriting, monitoring and reserving protections with respect to these types of loans, there can be no guarantee that we will not suffer unexpected losses. Residential mortgage loans and consumer loans are at risk due to the continuing volatility of unemployment rates and increasing interest rates, which may adversely affect the underlying real estate and other collateral values and the ability of our borrowers to repay their loans on scheduled terms.

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
Our holdings of construction, land and home equity loans may pose more credit risk than other types of mortgage loans.

Construction loans, loans secured by commercial real estate and home equity loans generally entail more risk than other types of mortgage loans. When real estate values decrease, the developers to whom we lend are likely to become non–performing as developers are unable to build and sell homes in volumes large enough for orderly repayment of loans and as other owners of such real estate (including homeowners) are unable to keep up with their payments. We strive to establish what we believe are adequate reserves on our financial statements to cover the credit risk of these loan portfolios. However, there can be no assurance that losses will not exceed our reserves, and ultimately result in a material level of charge–offs, which would adversely impact our results of operations, liquidity and capital.

The allowance for credit losses on loans may prove inadequate or be negatively affected by credit risk exposures.

Our business depends on the creditworthiness of our customers. We periodically review the allowance for credit losses for adequacy considering economic conditions and trends, collateral values, and credit quality indicators, including past charge–off experience and levels of past due loans and non–performing assets. There is no certainty that the allowance for credit losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of our customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for credit losses is not adequate, our business, financial conditions, liquidity, capital, and results of operations could be materially adversely affected.

Market Risk

Changes in interest rates could adversely affect our financial condition and results of operations.

Our financial condition and results of operations are significantly affected by changes in interest rates. We can neither predict with certainty nor control changes in interest rates. These changes can occur at any time and are affected by many factors, including international, national, regional and local economic conditions, competitive and inflationary pressures and monetary policies of the Federal Reserve.

Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest earning assets and the interest expense that we pay on our interest bearing liabilities. Our profitability depends on our ability to manage our assets and liabilities during periods of changing interest rates. If rates increase rapidly, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments re–price, resulting in a negative impact on interest spreads and net interest income. The impact of rising rates could be compounded if deposit customers funds away from us into direct investments, such as U.S. Government bonds, corporate securities and other investments, including mutual funds, which, because of the absence of federal deposit insurance premiums and reserve requirements, generally pay higher rates of return than those offered by financial institutions.

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

Changes in interest rates also could affect loan volume. For instance, an increase in interest rates could cause a decrease in the demand for mortgage loans (and other loans), which could result in a significant decline in our revenues. In addition, as market interest rates rise, the value of the Company's investment securities, particularly those that have fixed rates or longer maturities, could decrease. Increasing rates

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
would also increase debt service requirements for some of the Bank's borrowers and may adversely affect those borrowers' ability to pay as contractually obligated and could result in additional delinquencies or charge–offs.

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

As of December 31, 2023, we had $168.8 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 8, “Nature of Operations and Summary of Significant Accounting Policies” and “Goodwill and Intangible Assets,” to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10–K for the year ended December 31, 2023.

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

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
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
•ability to fund Horizon's assets through core deposits and/or wholesale funding;
•the operating and securities prices performance of other companies that investors believe are comparable to us;
•our inclusion on the Russell 2000 or other indices;
•actual or anticipated sales of our equity or equity–related securities;
•our past and future dividend practice;
•our creditworthiness;
•interest rates;
•the credit, mortgage and housing markets, and the markets for securities relating to mortgage or housing;
•developments with respect to financial institutions generally; and
•economic, financial, geopolitical, regulatory, congressional or judicial events that affect us or the financial markets.

In addition, the stock market in general has experienced price and volume fluctuations. The volatility has had a significant effect on the market price of securities issued by many companies and particularly those in the financial services and banking sector, including for reasons unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, notwithstanding our operating results.

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
2023 Annual Report on Form 10–K
Liquidity Risk

We are subject to liquidity risk in our operations, which could adversely affect the ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, capitalized on growth opportunities as they arise, or pay dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources. Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity.

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

As market interest rates increased during 2022 and 2023, we have experienced increased unrealized losses within our investment portfolio. Our investment portfolio consists of obligations of the U.S. Treasury and federal agencies, obligations of state and local municipalities, federal agency mortgage obligations, private labeled mortgage–backed pools and corporate notes. Many of these instruments are particularly sensitive to interest rate fluctuations, especially long–term fixed–income securities. The unrealized losses for available for sale investments is reflected in Accumulated Other Comprehensive Income (“AOCI”) on our balance sheet and reduces our book capital and tangible common equity ratio. However, unrealized losses do not affect our regulatory capital ratios.

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
2023 Annual Report on Form 10–K
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

Operational Risk

Our internal controls may be ineffective, circumvented, or fail.Our internal controls may be ineffective, circumvented, or fail

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures, failure to implement any necessary improvement of controls and procedures, or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures, failure to implement any necessary improvement of controls and procedures, or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

Our information systems may experience cyber–attacks or an interruption or breach in security. Our cybersecurity systems could be inadequate or fail.

We rely heavily on internal and outsourced technologies, communications, and information systems to conduct our business. Additionally, in the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. As our reliance on technology has increased, so have the potential risks of a technology–related operational interruption (such as disruptions in our customer relationship management, general ledger, deposit, loan, or other systems) or the occurrence of cyber–attacks (such as unauthorized access to our systems, computer viruses, ransom ware, or other malicious code). These risks have increased for all financial institutions as new technologies, advancement consumer applications and the increase adoption of mobile devices, have become commonly used to conduct financial and other business transactions, during a time of increased technological sophistication of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber–attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have engaged in attacks against large financial institutions, particularly denial of service attacks, which are designed to disrupt key business services, such as customer–facing web sites. Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of our systems, business applications and customer information, we are not able to anticipate or implement effective preventive measures against all cyber–security threats, especially because the techniques used change frequently and because attacks can originate from a wide variety of sources, both domestic and foreign.

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
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

Pandemics, other global or regional health crises or disease outbreaks, natural disasters, global climate change, acts of terrorism and global conflicts may have a negative impact on our business.

Pandemics, such as the COVID–19 pandemic, other global or regional health crises or disease outbreaks, natural disasters, global climate change, acts of terrorism, global conflicts or other similar events have in the past, and may in the future have, a negative impact on our business and operations. These events impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.

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

We provide credit facilities for loans originated by mortgage bankers and originate auto loans through automobile dealers. Because we must rely on the mortgage bankers and automobile dealers in making and documenting these loans, there is an increased risk of fraud to us on the part of the third–party originators and the underlying borrowers. In order to guard against this increased risk, we perform investigations on the mortgage companies and other third parties who originate loans we purchase, and we review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance. However, there is no guarantee that our procedures will detect all cases of fraud or legal noncompliance.

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

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
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

We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial service companies. We generally seek merger or acquisition partners that are culturally similar and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring other banks, businesses, or branch involves various risks commonly associated with acquisitions, including, among other things:
•potential exposures to unknown or contingent liabilities of the target company;
•exposure to potential asset quality issues of the target company;
•potential disruption to our business;
•potential diversion of our management's time and attention away from day–to–day operations;
•the possible loss of key employees, business and customers of the target company;
•difficulty in estimating the value of the target company; and
•potential problems in integrating the target company's data processing and ancillary systems, customers and employees with ours.

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

Economic Risk

An economic slowdown in our primary market areas could affect our business.

Our primary market area for deposit and loans consists of northern and central Indiana and southern and central Michigan. An economic slowdown could hurt our business and the possible consequences of such a downturn could include the following:
•increases in loan delinquencies and foreclosures;
•declines in the value of real estate and other collateral securing loans;
•an increase in loans charged off;
•an increase in expense to fund loan loss reserves;
•an increase in collection costs;

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
•a decline in the demand for our products and services; and
•an increase in non–accrual loans and other real estate owned.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on our operations and/or stock price.

High–profile 2023 bank failures including Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of financial institutions, as well as have caused significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These market developments have caused general uncertainty and concern regarding the liquidity adequacy of the banking industry and in particular, regional banks like Horizon. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short–term fixed income securities, all of which could materially adversely impact our liquidity, loan funding capacity, net interest margin, capital and results of operations. In connection with high–profile bank failures, uncertainty and concern has been, and may be in the future, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including previously uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

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

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
Legal/Regulatory/Compliance Risk

As a public company, we face the risk of shareholder lawsuits and other related or unrelated litigation, particularly if we experience declines in the price of our common stock. We have been named as a party to purported class action and derivative lawsuits, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses.

As described in detail below in “Item 3 - Legal Proceedings,” on April 20, 2023, a putative class action was filed against the Company and two of its officers in the U.S. District Court for the Eastern District of New York, which asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 alleging, among other things, the Company made materially false and misleading statements and failed to disclose material adverse facts which allegedly resulted in harm to a putative class of purchasers of our securities from March 9, 2022 and March 10, 2023. Derivative lawsuits have also been filed against the Company, as nominal defendant, and two of our officers and ten of our directors arising from the same events, alleging, among other things, breach of the officers and directors' fiduciary duties. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the full cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows. The derivative lawsuits have been consolidated and stayed pending resolution of any motion to dismiss in the putative class action. Based on our initial review of these actions, management believes that the Company has strong defenses to the claims and intends to vigorously defend against them.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company's expenses and affect the Company's operations.

The Company also anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company's costs of doing business and reduce its profitability. As primarily a commercial bank, the Bank has a higher percentage of uninsured deposits compared to primarily retail focused banks. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

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

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
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

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
Fiduciary Risk

Our prior role as a trustee for employee stock ownership plans (“ESOPs”) may expose us to increased risk of litigation due to heightened scrutiny of this role by the U.S. Department of Labor and the plaintiffs' bar.

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

General Risks

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

Also, technology and other changes have lowered barriers to entry and made it possible for customers to complete financial transactions using neo–banks, non–banks and financial technology (“FinTech”) companies that historically have involved banks at one or both ends of the transaction. These entities now offer products and services traditionally provided by banks and often at lower costs. The wide acceptance of Internet–based commerce has resulted in a number of alternative payment processing systems, and deposit and lending platforms in which banks play only minor roles. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. Use of emerging alternative payment platforms, such as Apple Pay, Google Pay, and PayPal can alter consumer credit card behavior and consequently impact our interchange fee income.

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
The Board established the Cyber Security Committee of the Board in December 2022 to augment the Board's oversight with cybersecurity focus and expertise and to complement the risk framework activities of the Enterprise Risk Management and Credit Policy Committee. The Cyber Security Committee considers risks associated with Horizon's overall cyber security and information technology programs; information technology audits; the security risk insurance that Horizon maintains for information technology, cyber security and privacy risks; Horizon's information security training programs; and compliance with all rules and regulations and risk control policies and procedures relating to information technology and cyber security.

Pursuant to the Cyber Security Committee Charter, the Cyber Security Committee is required to meet at least three times per year and report to the Board annually. The Cyber Security Committee met three times in 2023. In addition, the Cyber Security Committee Charter provides that a majority of the Cyber Security Committee's voting members must qualify as independent directors under SEC rules and NASDAQ listing standards. During 2023, 80% of the Cyber Security Committee's members qualified as independent.

Horizon's senior management briefs the Cyber Security Committee at each Cyber Security Committee meeting (see below for detailed discussion). In 2023, Horizon's information technology/cyber security program was audited by Horizon's internal and external auditors. The Cyber Security Committee Charter is posted on Horizon's website at www.horizonbank.com in the section headed “About Us – Investor Relations – Corporate Information” under the caption “Corporate Governance.”

Through Horizon's enterprise risk management framework and reporting functions, the Board, its Committees and Management assess and manage cybersecurity risks created by cybersecurity threats. Horizon's Vice President, Information Security and Audit Information Security officer (“Information Security Officer”) provides an annual Information Security Program report to the Board and as needed when cybersecurity risk is elevated. Horizon's Senior Vice President, Senior Technology Officer is a member of the Cyber Security Committee and reports on cyber security risks at each meeting a minimum of three times a year. The Senior Vice President, Senior Technology Officer reports to the Executive Vice President, Senior Operations Officer, who also is a member of the Cyber Security Committee. For independence, the Information Security Officer reports to Horizon's Senior Vice President,

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
Senior Auditor and Compliance Officer. Horizon's risk escalation framework requires progressive escalation of cyber security risks to Management and its Committees, then to Board Committees and, ultimately, to the Board.

Management's Operations Committee meets monthly and provides oversight and governance of the technology and cyber security programs. The Senior Vice President, Senior Technology Officer and Information Security Officer are members of this committee and report monthly on the technology and cyber security programs. The Senior Vice President, Senior Technology Officer also is a member of Management's Enterprise Risk & Disclosure Committee, which meets a minimum of four times a year, to report on the technology and cyber security programs.
Horizon engages in regular assessments of its infrastructure, software systems, and network architecture, using internal cybersecurity experts and third–party specialists. It also maintains a third–party risk management program designed to identify, assess, and manage risk, including cybersecurity risks, associated with external service providers and our supply chain.

The Executive Vice President, Senior Operations Officer has 34 years of experience in operations and technology with an educational background in Business Administration. In the role of Senior Bank Operations Officer and Executive for the past 23 years, she oversees and works closely with Horizon's technology and security teams to develop and implement robust security measures to protect the Bank's systems, networks, and customer data. The Senior Bank Operations Officer stays current on the latest industry trends and emerging cyber threats through publications, webinars, seminars and banking association training around cyber security. She also collaborates with external agencies, such as law enforcement and regulatory bodies, to address cyber threats and ensure compliance with industry best practices.

The Senior Vice President, Senior Technology Officer has 27 years of experience in information technology, with the last 12 as the information technology leader for the Bank. He holds a Bachelor's Degree in Computer Science. He is an active member of FS–ISAC's Mergers an Acquisition Working Group, and a named author of their 2023 “Cybersecurity Best Practices in Mergers, Acquisitions and Divestiture Deals” publication. He also serves as an advisory member of the Indiana Governor's Executive Council on Cybersecurity. He attends numerous industry training sessions including those put on by the SANS Institute, PaloAlto, Cisco, Microsoft, the Cybersecurity and Infrastructure Security Agency (CISA), and FS–ISAC.

The Vice President, Information Security and Audit Information Security Officer has 27 years as an IT Professional, with the last 8 as the cybersecurity leader for Horizon Bank with an education background in Technology. He has achieved numerous certifications throughout his career including the Microsoft Certified Systems Engineer (MCSE) and Certified Novell Engineering (CNE 5/6), and has demonstrated a continued commitment to excellence and has attained certification as a Certified Information Systems Security Professional (CISSP) issued by ISC2 in 2022. Through continuous learning and professional development, the Information Security Officer has honed his expertise in cybersecurity frameworks, threat detection, incident response, and risk management. He also serves as a member of the Indiana Bankers Association (IBA) Cyber Security Committee and attends numerous industry training sessions including those put on by Microsoft, FS–ISAC, SANS Institute.

Notwithstanding our defensive measures and processes, the threat posed by cyber–attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyberattacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our Company. See Item 1A. Risk Factors for further discussion of risks related to cyber security in Horizon's 2023 Annual Report on Form 10–K filed with the Securities and Exchange Commission.

HORIZON BANCORP, INC.
2023 Annual Report on Form 10–K
ITEM 2. PROPERTIES
The main office and full service branch of Horizon and the Bank is located at 515 Franklin Street, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Street, houses the credit administration, operations, purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 70 sales offices located in various cities and towns in northern and central Indiana and southern and central Michigan. Horizon maintains such branches and offices as it believes are necessary for the convenience of its customers and the community, and Horizon frequently assesses the suitability of all its business locations.
Horizon owns all of its facilities except for a leased office in Grand Rapids, Michigan.

ITEM 3. LEGAL PROCEEDINGS

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

Based on our initial review of these actions, management believes that the Company has strong defenses to the claims and intends to vigorously defend against them. As of December 31, 2023, no liabilities related to the above matters were recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.

In addition to the matters described above, from time to time, Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

SPECIAL ITEM: INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Thomas M. Prame	54	President of Horizon and the Bank since August 15, 2022; Executive Vice President at First Midwest Bancorp from May 2012 to March 2022. As previously disclosed, on January 17, 2023, the Board approved the appointment of Thomas M. Prame to serve as the Chief Executive Officer of both Horizon and the Bank, effective as of June 1, 2023.

Mark E. Secor	57	Executive Vice President of Horizon since January 2014; Chief Financial Officer and Executive Vice President of Horizon and the Bank since January 2009; Vice President, Chief Investment and Asset Liability Manager from June 2007 to January 2009; Chief Financial Officer of St. Joseph Capital Corp., Mishawaka, Indiana from 2004 to 2007. On November 7, 2023, Horizon announced a succession plan for its Chief Financial Officer. Horizon and Mark E. Secor have agreed that he will transition from his role as Executive Vice President and Chief Financial Officer (“CFO”) of Horizon and the Bank. Mr. Secor will continue in the role of Executive Vice President and Chief Financial Officer until a successor is appointed and support the transition process through April 30, 2024. Horizon has initiated a search process to identify Horizon's next CFO.

Kathie A. DeRuiter	62	Executive Vice President of Horizon and Senior Bank Operations Officer since January 2014; Senior Vice President, Senior Bank Operations Officer from January 2003 to January 2014; Vice President, Senior Bank Operations Officer from January 2000 to January 2003.

Todd A. Etzler	57	Executive Vice President and General Counsel since January 2021; Senior Vice President and General Counsel from July 2018 to December 2020; Vice President and General Counsel from March 2017 to July 2018; Corporate Secretary since January 2018. General Counsel of Family Express Corporation from July 2011 to March 2017.

Lynn M. Kerber	55	Executive Vice President and Senior Commercial Credit Officer since January 2021; Senior Vice President and Senior Commercial Credit Officer from May 2018 to December 2020; Executive Vice President and Chief Risk Officer, Chemical Financial Corporation June 2015 to August 2017; President of the Chemical Bank Foundation 2013 to 2017.
All officers are appointed annually by the Board of Directors of Horizon and the Bank, as applicable.

HORIZON BANCORP, INC.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Related Stockholder Matters
Horizon common stock is traded on the NASDAQ Global Select Market under the symbol “HBNC.”
The approximate number of holders of record of Horizon’s outstanding common stock as of March 14, 2024 was 1,383.
The Equity Compensation Plan Information table appears under the caption “Equity Compensation Plan Information” in Item 12 below and is incorporated herein by reference.
Repurchases of Securities
There were no purchases by the Company of its common stock during the fourth quarter of 2023.
Performance Graph
The SEC requires Horizon to include a line graph comparing Horizon’s cumulative five–year total shareholder returns on the common shares with market and industry returns over the past five years. S&P Global Market Intelligence prepared the following graph. The return represented in the graph assumes the investment of $100 on December 31, 2018, and further assumes reinvestment of all dividends. The Company’s common stock began trading on the NASDAQ Global Market on February 1, 2007, and on the NASDAQ Global Select Market on January 2, 2014. Prior to that date, the common stock was traded on the NASDAQ Capital Market.

Total Return Performance
Horizon Bancorp, Inc.
Russell 2000 Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	December 31	December 31	December 31	December 31	December 31	December 31
Index	2018	2019	2020	2021	2022	2023
Horizon Bancorp, Inc.	100.00	123.69	107.78	145.97	109.09	109.56
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
S&P U.S. SmallCap Banks Index	100.00	125.46	113.94	158.62	139.85	140.55
Source: S&P Global Market Intelligence
© 2023

HORIZON BANCORP, INC.
The following chart compares the change in market price of Horizon’s common stock since December 31, 2018 to that of publicly traded banks in Indiana and Michigan with assets greater than $500 million, excluding the reinvestment of dividends.

Relative Price Performance
Horizon Bancorp, Inc.
Indiana Banks
Michigan Banks
Index Value
250
200
150
100
50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	December 31	December 31	December 31	December 31	December 31	December 31
Index	2018	2019	2020	2021	2022	2023
Horizon Bancorp, Inc.	100.00	120.41	100.51	132.13	95.56	90.68
Indiana Banks (1)	100.00	114.06	104.26	130.42	116.22	111.53
Michigan Banks (1)	100.00	112.31	107.02	143.18	120.22	117.48

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
Fourth Quarter and Full Year 2023 Highlights
•Commercial loan growth totaled $85.7 million, increasing by 13.1% annualized during the quarter and 8.4% since December 31, 2022. Total loans were $4.42 billion at period end, increasing by 5.2% annualized during the quarter and 6.1% since December 31, 2022.
•Deposits remained resilient, totaling $5.7 billion at period end, compared to $5.7 billion on September 30, 2023 and decreased 3.3% since December 31, 2022.

•Net interest margin increased to 2.43% compared to 2.41% in the linked quarter. Interest income was $42.3 million compared to $42.1 million in the linked quarter.

•Cash totaled $526.5 million at period end, providing significant flexibility to drive future net interest margin growth through deployment into higher yielding assets throughout 2024.

•Excellent asset quality with net charge–offs representing 0.05% of average loans for the year, delinquent loans representing 0.38% of total loans at period end and non–performing loans representing 0.44% of total loans at period end, with the increase in provision during the year primarily attributable to loan growth.

•In December, the Company announced a balance sheet repositioning that included the sale of $382.7 million in lower-yielding securities and the surrender of $113.9 million of bank owned life insurance (“BOLI”) policies. For the quarter, the Company recorded a net loss of $25.2 million, or $0.58 per diluted share. Excluding the $38.7 million after-tax impact of the balance sheet repositioning and approximately $705,000 in extraordinary expenses associated with previously disclosed staffing changes, the launch of Horizon Equipment Finance and the expansion of the Bank's treasury management capabilities, adjusted net income was $14.1 million, or $0.33 per diluted share, in the quarter. (See the “Non–GAAP Reconciliation of Net Income” table below.) This compared to third quarter 2023 net income of $16.2 million, or $0.37 per diluted share.

•Horizon continues to maintain cash at the holding company level representing approximately eight quarters of dividend payments and fixed costs.
Critical Accounting Policies
The Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10–K for 2023 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified the allowance for credit losses, goodwill and intangible assets, mortgage servicing rights, derivative instruments and valuation measurements as critical accounting policies.

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
Changes in the ACL are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met.

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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At December 31, 2023, Horizon had core deposit intangibles of $13.6 million subject to amortization and $155.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.

At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the assessment, the Company determined that as of December 31, 2023, it was more likely than not that the fair value exceeded its carrying value. Horizon will continue to monitor overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
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
Valuation Measurements
Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities and derivatives are carried at fair value, as defined in FASB ASC 820, which requires key judgments affecting how fair value for such assets and liabilities is determined. In addition, the outcomes of valuations have a direct bearing on the carrying amounts of goodwill, mortgage servicing rights, and pension and other post–retirement benefit obligations. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment speeds and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect Horizon’s results of operations.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Analysis of Financial Condition
Horizon’s total assets were $7.9 billion as of December 31, 2023, an increase of $68.0 million from December 31, 2022. The increase was primarily in cash and due from banks of $403.0 million and in net loans of $260.1 million, offset by decreases in investment securities of $527.4 million and cash value of life insurance of $110.0 million.
Investment Securities
Investment securities carrying values totaled $2.5 billion at December 31, 2023, and consisted of Treasury and federal agency securities of $351.6 million (14.1%); state and municipal securities of $1.4 billion (55.8%); federal agency mortgage–backed pools of $460.9 million and federal agency collateralized mortgage obligations of $54.9 million (20.7%); private labeled mortgage–backed pools of $32.3 million (1.3%); and corporate securities of $200.7 million (8.1%).
As indicated above, 20.7% of the investment portfolio consists of mortgage–backed securities and collateralized mortgage obligations. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage–backed securities and collateralized mortgage obligations have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2023, the mortgage–backed securities and collateralized mortgage obligations in the investment portfolio had an average duration of just under 7 years. Securities that have interest rates above current market rates are purchased at a premium.
Available for sale municipal securities are priced by a third party using a pricing grid which estimates prices based on recent sales of similar securities. All municipal securities are investment grade or local non–rated issues. A credit review is performed annually on the municipal securities portfolio.
At December 31, 2023 and 2022, 22.0% and 33.0%, respectively, of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, directly to stockholders’ equity. Net depreciation on these securities totaled $87.4 million, which resulted in a balance of $69.0 million, net of tax, included in stockholders’ equity at December 31, 2023. This compared to net depreciation on securities which totaled $110.7 million, net of tax, included in stockholders’ equity at December 31, 2022.
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
The following is a schedule of maturities of each categories of available for sale and held to maturity debt securities and the related weighted–average yield of such securities as of December 31, 2023:

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury and federal agencies(1)	$3,764	0.82%	$38,921	1.44%	$19,983	2.17%	$1,709	1.81%
State and municipal	195	0.51%	32,334	1.90%	104,704	2.30%	166,797	3.10%
Federal agency collateralized mortgage obligations(2)	—	—%	921	3.04%	—	—%	2,659	3.61%
Federal agency mortgage-backed pools(2)	—	—%	11,661	3.38%	5,825	2.61%	119,811	2.05%
Private labeled mortgage-backed pools(2)	—	—%	—	—%	—	—%	—	—%
Corporate notes	1,448	3.45%	18,396	2.69%	16,516	4.29%	1,607	—%
Total available for sale	5,407	1.52%	102,233	2.05%	147,028	2.52%	292,583	2.65%
Held to maturity
U.S. Treasury and federal agencies(1)	8,054	2.10%	95,481	1.68%	84,004	2.45%	58,421	2.93%
State and municipal	25,115	3.01%	116,905	3.40%	86,835	3.37%	710,506	3.04%
Federal agency collateralized mortgage obligations(2)	—	—%	—	—%	—	—%	43,479	2.40%
Federal agency mortgage-backed pools(2)	—	—%	3,886	2.80%	124,040	2.36%	147,102	2.20%
Private labeled mortgage-backed pools(2)	—	—%	—	—%	—	—%	27,734	2.91%
Corporate notes	—	—%	3,969	3.15%	133,227	4.45%	—	—%
Total held to maturity	33,169	2.79%	220,241	2.64%	428,106	3.23%	987,242	2.88%
Total investment securities	$38,576	2.61%	$322,474	2.45%	$575,134	3.05%	$1,279,825	2.82%

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
As a member of the Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of the Federal Home Loan Bank. The investment in common stock is based on a predetermined formula. At December 31, 2023 and 2022, Horizon had investments in the common stock of the Federal Home Loan Bank totaling $34.5 million and $26.7 million, respectively.
At December 31, 2023, Horizon did not maintain a trading account.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
For more information about securities, see Note 3 – Securities to the Consolidated Financial Statements at Item 8.
Total Loans
Total loans, net of deferred fees/costs, the principal earning asset of the Bank, were $4.4 billion at December 31, 2023. The current level of total loans increased 6.3% from the December 31, 2022, level of $4.1 billion primarily due to an increase in commercial, consumer and residential mortgage loans, offset by a decrease in residential construction and mortgage warehouse loans during the year. The table below provides comparative detail on the loan categories.

	December 31,	December 31,	Dollar	Percent
	2023	2022	Change	Change
Commercial
Owner occupied real estate	$640,731	$594,562	$46,169	7.8%
Non–owner occupied real estate	1,273,838	1,187,077	86,761	7.3%
Residential spec homes	13,489	10,838	2,651	24.5%
Development & spec land	34,039	27,358	6,681	24.4%
Commercial and industrial	712,863	647,587	65,276	10.1%
Total commercial	2,674,960	2,467,422	207,538	8.4%
Real estate
Residential mortgage	654,295	612,551	41,744	6.8%
Residential construction	26,841	40,741	(13,900)	(34.1)%
Mortgage warehouse	45,078	69,529	(24,451)	(35.2)%
Total real estate	726,214	722,821	3,393	0.5%
Consumer
Direct installment	52,366	56,614	(4,248)	(7.5)%
Indirect installment	399,946	500,549	(100,603)	(20.1)%
Home equity	564,144	410,592	153,552	37.4%
Total consumer	1,016,456	967,755	48,701	5.0%
Total loans	4,417,630	4,157,998	259,632	6.2%
Allowance for loan losses	(50,029)	(50,464)	435	(0.9)%
Loans, net	$4,367,601	$4,107,534	$260,067	6.3%
The acceptance and management of credit risk is an integral part of the Bank’s business as a financial intermediary. The Bank has established underwriting standards including a policy that monitors the lending function through strict administrative and reporting requirements as well as an internal loan review of commercial, residential real estate and consumer loans. The Bank also uses an independent third–party loan review function that regularly reviews asset quality.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Changes in the mix of the loan portfolio averages are shown in the following table.

	December 31,	December 31,	December 31,
	2023	2022	2021
Commercial	$2,498,453	$2,280,553	$2,155,018
Real estate	675,520	621,163	591,395
Mortgage warehouse	54,798	89,409	206,932
Consumer	1,011,166	850,667	679,712
Total average loans	$4,239,937	$3,841,792	$3,633,057
Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the maturity distribution of our loan portfolio as December 31, 2023. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One, but Within Five Years	After Five, but Within Fifteen Years	After Fifteen Years	Total
Commercial	$403,193	$1,108,871	$1,039,478	$123,418	$2,674,960
Real estate	1,252	10,979	53,770	615,135	681,136
Mortgage warehouse	45,078	—	—	—	45,078
Consumer	13,191	300,139	219,307	483,819	1,016,456
Total	$462,714	$1,419,989	$1,312,555	$1,222,372	$4,417,630
Loans with fixed interest rates:
Commercial	$140,081	$740,362	$365,557	$56,826	$1,302,826
Real estate	1,235	10,356	31,516	358,388	401,495
Mortgage warehouse	—	—	—	—	—
Consumer	9,324	281,406	204,320	22,228	517,278
Total	$150,640	$1,032,124	$601,393	$437,442	$2,221,599
Loans with variable interest rates:
Commercial	$263,112	$368,509	$673,921	$66,592	$1,372,134
Real estate	17	623	22,254	256,747	279,641
Mortgage warehouse	45,078	—	—	—	45,078
Consumer	3,867	18,733	14,987	461,591	499,178
Total	$312,074	$387,865	$711,162	$784,930	$2,196,031

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Commercial Loans
Commercial loans totaled $2.67 billion, or 60.6% of total loans as of December 31, 2023, compared to $2.47 billion, or 59.3% as of December 31, 2022. The increase during 2023 was due to growth in all types of commercial loans.
Commercial loans consisted of the following types of loans at December 31:

	December 31, 2023			December 31, 2022
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed	258	$54,806	2.0%	268	$56,650	2.3%
Municipal government	69	101,676	3.8%	73	85,520	3.5%
Lines of credit	1,467	590,943	22.1%	1,507	561,995	22.8%
Real estate and equipment	5,313	1,927,535	72.1%	5,261	1,763,257	71.4%
Total	7,107	$2,674,960	100.0%	7,109	$2,467,422	100.0%
At December 31, 2023, the commercial loan portfolio held $270.2 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $52.3 million were at their floor at December 31, 2023.
The Bank's commercial loan portfolio consists generally of approximately 27% commercial and industrial loans and approximately 73% commercial real estate loans. Commercial loans are originated in the primary geographic markets of Indiana and Michigan.
Commercial and industrial loans typically are comprised of loans to finance working capital, equipment and titled vehicles. The top five segments with the commercial and industrial portfolio as of December 31, 2023 as a percentage of total commercial loans were finance and insurance; individuals and other services; manufacturing; health care and education; and real estate rental and leasing, with the highest concentration in finance and insurance at approximately 5% of total commercial loans.
Owner occupied real estate loans are comprised of loans secured by the real estate for the business operator's facilities such as their office, warehouse, manufacturing facility or medical offices. The top five segments within the owner occupied real estate portfolio as of December 31, 2023 as a percentage of total commercial loans were health care and education; individuals and other services; real estate rental and leasing; retail trade; and manufacturing with the highest concentration in health care and education at approximately 6% of total commercial loans.
Non–owner occupied real estate loans are categorized as loans reliant on the leasing and/or operation of the underlying real estate for repayment. The top five segments within the non–owner occupied real estate portfolio as of December 31, 2023 as a percentage of total commercial loans were lessor's of mutli–family; warehouse and industrial; retail; hospitality; and non–medical offices with the highest concentration in lessor's of mutli–family at approximately 10% of total commercial loans.
Management actively monitors commercial and industrial loans and commercial real estate loans by NAICS code, geography and real estate sector. Commercial real estate loans are managed to internal portfolio limits for certain real estate categories, as well as regulatory concentration limits based on Tier 1 capital plus allowance for credit losses, percent of portfolio and comparison to peer data. The Bank also utilizes external data sources to monitor commercial real estate segment and market trends.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Residential Real Estate Loans
Residential real estate loans totaled $681.1 million, or 15.4% of total loans as of December 31, 2023, compared to $653.3 million, or 15.7% of total loans as of December 31, 2022. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The increase during 2023 was primarily due to jumbo fixed rate loan growth that are held on the balance sheet, as variable rate loans remained flat during the year.
In addition to the customary real estate loans described above, the Bank also had outstanding on December 31, 2023, $478.7 million in home equity lines of credit compared to $346.8 million at December 31, 2022. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credit lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the Loans table above and in Note 4 of the Consolidated Financial Statements at Item 8.
Residential real estate lending is a highly competitive business. As of December 31, 2023, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2023			December 31, 2022
	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$402,038	59.0%	4.06%	$375,185	57.4%	3.76%
Adjustable rate
Monthly payment	279,098	41.0%	4.98%	278,107	42.6%	4.21%
Subtotal	681,136	100.0%	4.44%	653,292	100.0%	3.95%
Loans held for sale	1,418			5,807
Total real estate loans	$682,554			$659,099

In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2023 and 2022, approximately $142.8 million and $221.9 million, respectively, of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.5 billion and $1.5 billion at December 31, 2023 and 2022.
The aggregate fair value of capitalized mortgage servicing rights at December 31, 2023, totaled approximately $19.9 million compared to the carrying value of $18.8 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	December 31,	December 31,	December 31,
	2023	2022	2021
Mortgage servicing rights
Balances, January 1	$18,619	$17,780	$17,644
Servicing rights capitalized	1,220	3,184	4,209
Amortization of servicing rights	(1,032)	(2,345)	(4,073)
Balances, December 31	18,807	18,619	17,780
Impairment allowance
Balances, January 1	—	(2,594)	(5,172)
Additions	—	—	—
Reductions	—	2,594	2,578
Balances, December 31	—	—	(2,594)
Mortgage servicing rights, net	$18,807	$18,619	$15,186
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
Based on the agreements with each mortgage company, at any time a mortgage company can reacquire from Horizon its outstanding loan balance on an individual mortgage and regain possession of the original note. Horizon also has the option to request that the mortgage company reacquire an individual mortgage. Should this occur, Horizon would return the original note and reassign the assignment of the mortgage to the mortgage company. Also, in the event that the end investor would not be able to honor the purchase commitment and the mortgage company would not be able to reacquire its loan on an individual mortgage, Horizon would be able to exercise its rights under the agreement. The greatest risk related to these loans is transaction and fraud risk. During 2023, Horizon processed approximately $1.4 billion in mortgage warehouse loans.
At December 31, 2023, the mortgage warehouse loan balance was $45.1 million compared to $69.5 million as of December 31, 2022.
Consumer Loans
Consumer loans totaled $1.0 billion, or 23.0% of total loans as of December 31, 2023, compared to $967.8 million, or 23.3% as of December 31, 2022. The increase during 2023 was due to growth in home equity lines of credit primarily attributable to approximately $124.9 million of purchased home equity lines of credit as the indirect loan portfolio declined $100.6 million.

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

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2023
Commercial	$29,736	60.6%	$2,674,960	1.11%
Real estate	2,503	15.4%	681,136	0.37%
Mortgage warehouse	481	1.0%	45,078	1.07%
Consumer	17,309	23.0%	1,016,456	1.70%
Total	$50,029	100.0%	$4,417,630	1.13%
Excluding PPP loans	$50,029		$4,417,535	1.13%
December 31, 2022
Commercial	$32,445	59.3%	$2,467,422	1.31%
Real estate	5,577	15.7%	653,292	0.85%
Mortgage warehouse	1,020	1.7%	69,529	1.47%
Consumer	11,422	23.3%	967,755	1.18%
Total	$50,464	100.0%	$4,157,998	1.21%
Excluding PPP loans	$50,464		$4,157,781	1.21%
At December 31, 2023, the allowance for credit losses was $50.0 million, or 1.13% of total loans outstanding, compared to $50.5 million, or 1.21%, at December 31, 2022. During 2023, a provision for credit losses on loans was recorded totaling $2.1 million compared to a release of provision for credit losses totaling $2.2 million in 2022.
Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of all of its loan portfolios. As a result of its quarterly reviews, a provision for credit losses is determined to bring the total ACL to a level called for by the analysis. Horizon's reserve includes allocations for potential future loan losses related to economic factors and the nature and characteristics of its loan portfolios.
No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for credit losses. Horizon considers the allowance for credit losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2023.
Non–performing Loans
Non–performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. From time to time, the Bank obtains information which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management's policy to convert the loan from an “earning asset” to a non–accruing loan. Further, it is management's policy to place a commercial loan on non–accrual status when delinquent in excess of 90 days or management has determined that the borrower's ability to continue to make payments is in doubt. The officer responsible for the loan, Executive Vice President and Chief Commercial Banking Officer, Senior Vice President Commercial Credit Officer and the Vice President Senior Commercial Workout Manager review all loans placed on non–accrual status. Management continues to work diligently toward returning non–performing loans to an earning asset basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–performing loans for the previous three years ending December 31 are as follows:

	December 31,	December 31,	December 31,
(dollars in thousands)	2023	2022	2021
Non–performing loans
Commercial
More than 90 days past due	$—	$—	$—
Non–accrual	7,362	8,493	6,621
Trouble debt restructuring – accruing	—	837	603
Trouble debt restructuring – non–accrual	—	—	285
Real estate
More than 90 days past due	—	43	66
Non–accrual	8,058	5,479	5,626
Trouble debt restructuring – accruing	—	1,391	1,421
Trouble debt restructuring – non–accrual	—	1,210	892
Mortgage warehouse
More than 90 days past due	—	—	—
Non–accrual	—	—	—
Trouble debt restructuring – accruing	—	—	—
Trouble debt restructuring – non–accrual	—	—	—
Consumer
More than 90 days past due	559	49	79
Non–accrual	4,290	3,658	2,715
Trouble debt restructuring – accruing	—	342	367
Trouble debt restructuring – non–accrual	—	338	344
Total non–performing loans	20,269	21,840	19,019
Other real estate owned and repossessed collateral
Commercial	1,124	1,881	2,861
Real estate	182	107	695
Mortgage warehouse	—	—	—
Consumer	205	152	5
Total other real estate owned and repossessed collateral	1,511	2,140	3,561
Total non–performing assets	$21,780	$23,980	$22,580

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–performing loans totaled 39.2%, 40.2% and 47.0% of the allowance for credit losses at December 31, 2023, 2022 and 2021, respectively. Non–performing loans at December 31, 2023 totaled $20.3 million, a decrease from a balance of $21.8 million as of December 31, 2022 and an increase from a balance of $19.0 million as of December 31, 2021. The level of non–performing loans in 2023 remained consistent when compared to prior years.
Non–performing loans as a percentage of total loans was 0.46% as of December 31, 2023, a decrease from 0.53% as of December 31, 2022 and December 31, 2021.

	Non–Performing Loans	Percent of Non–Performing Loans in Each Category to Total Loans	Total Loans
December 31, 2023
Commercial	$7,362	0.28%	$2,674,960
Real estate	8,058	1.18%	681,136
Mortgage warehouse	—	0.00%	45,078
Consumer	4,849	0.48%	1,016,456
Total	$20,269	0.46%	$4,417,630
Excluding PPP loans	$20,269	0.46%	$4,417,535
Allowance for credit losses on loans	$50,029
Ratio of allowance for credit losses on loans to non–performing loans	246.83%
December 31, 2022
Commercial	$9,330	0.38%	$2,467,422
Real estate	8,123	1.24%	653,292
Mortgage warehouse	—	0.00%	69,529
Consumer	4,387	0.45%	967,755
Total	$21,840	0.53%	$4,157,998
Excluding PPP loans	$21,840	0.53%	$4,157,781
Allowance for credit losses on loans	$50,464
Ratio of allowance for credit losses on loans to non–performing loans	231.06%
Other Real Estate Owned (“OREO”) totaled $1.2 million on December 31, 2023, a decrease of $759,000 from December 31, 2022 and a decrease of $2.4 million from December 31, 2021. On December 31, 2023, OREO was comprised of six properties, three of these properties were bank owned properties from branch closures and three properties were residential.
No mortgage warehouse loans were non–performing or OREO as of December 31, 2023, 2022 or 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Deferred Tax
Horizon had a net deferred tax asset totaling $33.5 million as of December 31, 2023 and a net deferred tax asset of $40.3 million as of December 31, 2022. The following table shows the major components of deferred tax:

	December 31,	December 31,
	2023	2022
Assets
Allowance for credit losses	$12,546	$12,762
Net operating loss and tax credits	9,592	9,313
Director and employee benefits	2,471	2,019
Unrealized loss on AFS securities and cash flow hedge	17,706	28,230
Basis in partnership equity investments	1,322	—
Capital loss carryover	5,201	—
Other	2,856	555
Total assets	51,694	52,879
Liabilities
Depreciation	(4,512)	(4,599)
State tax	(253)	(262)
Federal Home Loan Bank stock dividends	(365)	(368)
Difference in basis of intangible assets	(4,545)	(4,440)
Fair value adjustment on acquisitions	(2,142)	(2,807)
Other	(1,131)	(68)
Total liabilities	(12,948)	(12,544)
Valuation allowance	(5,201)	—
Net deferred tax asset/(liability)	$33,545	$40,335
Deposits
The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $5.7 billion at December 31, 2023, compared to $5.9 billion at December 31, 2022.
Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the
	Years Ended December 31			Years Ended December 31
	2023	2022	2021	2023	2022	2021
Non–interest bearing demand deposits	$1,181,233	$1,332,937	$1,188,275
Interest bearing demand deposits	1,749,674	1,971,567	1,651,060	1.26%	0.28%	0.09%
Savings deposits	841,644	940,499	779,325	0.61%	0.13%	0.05%
Money market	756,092	810,083	815,081	2.52%	0.45%	0.15%
Time deposits	1,151,178	791,519	652,284	3.44%	0.95%	0.75%
Total deposits	$5,679,821	$5,846,605	$5,086,025

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
The $166.8 million decrease in average deposits during 2023 was primarily due to the increase in rates during 2023 creating a competitive deposit environment, in addition to deposits leaving the banking system for alternative investment options. The transactional accounts average balances, as the lower cost funding sources, decreased $526.4 million and the average balances for higher cost time deposits increased $359.7 million. Horizon continually enhances its interest bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.
As of December 31, 2023 and 2022, approximately $2.6 billion and $2.4 billion, respectively, or our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for Horizon Bank's regulatory reporting requirements.
Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2024	$961,848	$151,636	$1,113,484
2025	34,614	9,224	43,838
2026	12,004	—	12,004
2027	7,286	—	7,286
2028	3,070	—	3,070
Thereafter	57	—	57
	$1,018,879	$160,860	$1,179,739
Certificates of deposit of $250,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2023:

Due in three months or less	$220,003
Due after three months through six months	148,487
Due after six months through one year	238,954
Due after one year	25,402
$632,846
Interest expense on time certificates of $250,000 or more was approximately $16.7 million, $4.2 million and $1.4 million for 2023, 2022 and 2021.
Off–Balance Sheet Arrangements
As of December 31, 2023, Horizon did not have any off–balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off–balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.
Capital Resources
Horizon has no material commitments for capital expenditures as of December 31, 2023. Horizon’s sources of funds and liquidity are discussed below in the section captioned “Liquidity” in this Item 7.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Results of Operations
Net Income
Consolidated net income was $28.0 million, or $0.64 per diluted share, in 2023, $93.4 million or $2.14 per diluted share in 2022, and $87.1 million or $1.98 per diluted share in 2021. The decrease in net income from the previous year reflects a decrease in net interest income of $23.8 million, a decrease in non–interest income of $35.5 million, an increase in non–interest expense of $3.1 million and an increase in credit loss expense of $4.3 million, offset by a decrease in income tax expense of $1.2 million. The decrease in diluted earnings per share compared to the previous year reflects a decrease in net income and an increase in diluted shares. Adjusted net income for the year ended December 31, 2023 was $66.5 million, or $1.54 diluted earnings per share, compared to $92.8 million, or $2.13 diluted earnings per share, for the year ended December 31, 2022. (See the “Non–GAAP Reconciliation of Net Income and Diluted Earnings per Share” table under the heading “Use of Non–GAAP Financial Measures” below for the definition of adjusted net income.)
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
Net interest income during 2023 was $175.7 million, a decrease of $23.8 million, or 11.9%, compared to the $199.5 million earned in 2022. Yields on the Company’s interest earning assets increased by 94 basis points to 4.44% during 2023 from 3.50% in 2022. Interest income increased $76.3 million to $312.3 million for 2023 from $236.0 million in 2022. This increase was due to the overall increase in interest rates during 2023 and the increase in the average balance of interest earning assets of $258.0 million.
Interest expense increased $100.0 million from $36.5 million in 2022 to $136.6 million in 2023. This increase was due to the overall increase in interest rates during 2023 and the increase in average balance of interest bearing liabilities of $439.3 million. The increase in rates paid on interest bearing liabilities of 164 basis points was greater than the increase in the yield of interest earning assets of 94 basis points that resulted in a decrease in the net interest margin of 43 basis points from 2.98% for 2022 to 2.55% in 2023. Excluding interest income recognized from acquisition–related purchase accounting adjustments and a swap termination fee, the margin would have been 2.51% for 2023 compared to 2.93% for 2022. Management believes that the current level of interest rates is driven by external factors and therefore impacts the results of the Company’s net interest margin.

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

	Twelve Months Ended			Twelve Months Ended			Twelve Months Ended
	December 31, 2023			December 31, 2022			December 31, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets
Federal funds sold	$82,865	$4,442	5.36%	$62,211	$165	0.27%	$398,528	$535	0.13%
Interest earning deposits	12,930	525	4.06%	13,596	141	1.04%	25,993	160	0.62%
Investment securities – taxable	1,658,160	34,410	2.08%	1,700,418	33,202	1.95%	884,244	14,437	1.63%
Investment securities – non–taxable(1)	1,236,607	28,384	2.91%	1,356,045	29,025	2.71%	1,086,942	23,246	2.71%
Loans receivable(2)(3)(4)	4,244,893	244,544	5.79%	3,845,137	173,500	4.53%	3,639,454	155,732	4.30%
Total interest earning assets(1)	7,235,455	312,305	4.44%	6,977,407	236,033	3.50%	6,035,161	194,110	3.33%
Non–interest earning assets
Cash and due from banks	102,535			99,885			89,993
Allowance for loan losses	(49,774)			(52,606)			(56,798)
Other assets	581,412			509,229			445,895
Total average assets	$7,869,628			$7,533,915			$6,514,251
Liabilities and Stockholders’ Equity
Interest bearing liabilities
Interest bearing deposits	$4,498,588	$85,857	1.91%	$4,513,668	$17,809	0.39%	$3,897,750	$7,867	0.20%
Borrowings	1,154,714	39,514	3.42%	696,584	11,938	1.71%	425,214	4,546	1.07%
Repurchase agreements	137,153	2,964	2.16%	141,048	527	0.37%	123,675	155	0.13%
Subordinated notes	58,764	3,511	5.97%	58,819	3,522	5.99%	58,672	3,522	6.00%
Junior subordinated debentures issued to capital trusts	57,137	4,715	8.25%	56,899	2,719	4.78%	56,657	2,215	3.91%
Total interest bearing liabilities	5,906,356	136,561	2.31%	5,467,018	36,515	0.67%	4,561,968	18,305	0.40%
Non–interest bearing liabilities
Demand deposits	1,181,233			1,332,937			1,188,275
Accrued interest payable and other liabilities	75,765			50,330			51,886
Stockholders’ equity	706,274			683,630			712,122
Total average liabilities and stockholders’ equity	$7,869,628			$7,533,915			$6,514,251
Net interest income/spread		$175,744	2.13%		$199,518	2.83%		$175,805	2.93%
Net interest income as a percent of average interest earning assets(1)			2.55%			2.98%			3.03%

(1) Horizon has no foreign office and, accordingly, no assets or liabilities to foreign operations. Horizon's subsidiary bank had no funds invested in Eurodollar Certificates of Deposit at December 31, 2023.

(2) Yields are presented on a tax–equivalent basis.
(3) Non–accruing loans for the purpose of the computations above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees.
(4) Net loan fees included in interest on loans aggregated $7.9 million, $11.0 million and $19.8 million in 2023, 2022 and 2021, respectively.

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
Interest expense increased $18.2 million from $18.3 million in 2021 to $36.5 million in 2022. This increase was due to the overall increase in interest rates during 2022 and the increase in the average balance of interest bearing liabilities of $905.1 million. The increase in rates paid on interest bearing liabilities of 27 basis points was greater than the increase in the yield of interest earning assets of 17 basis points that resulted in a decrease in the net interest margin of 5 basis points from 3.03% for 2021 to 2.98% in 2022. Excluding interest income recognized from acquisition–related purchase accounting adjustments and prepayment penalties on borrowings, the margin would have been 2.93% for 2022 compared to 2.96% for 2021.

	2023 - 2022			2022 - 2021
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Federal funds sold	$4,277	$73	$4,204	$(370)	$(655)	$285
Interest earning deposits	384	(7)	391	(19)	(97)	78
Investment securities – taxable	1,208	(840)	2,048	18,765	15,480	3,285
Investment securities – non–taxable	(641)	(3,364)	2,723	5,779	7,291	(1,512)
Loans receivable	71,044	19,478	51,566	17,768	9,087	8,681
Total interest income	76,272	15,340	60,932	41,923	31,106	10,817
Interest Expense
Interest bearing deposits	68,048	(59)	68,107	9,942	1,412	8,530
Borrowings	27,576	10,962	16,614	7,392	3,800	3,592
Repurchase agreements	2,437	(15)	2,452	372	25	347
Subordinated notes	(11)	(3)	(8)	—	9	(9)
Junior subordinated debentures issued to capital trusts	1,996	11	1,985	504	9	495
Total interest expense	100,046	10,896	89,150	18,210	5,255	12,955
Net interest income	$(23,774)	$4,444	$(28,218)	$23,713	$25,851	$(2,138)
Credit Loss Expense
Horizon assesses the adequacy of its ACL by regularly reviewing the performance of its loan portfolios. Credit loss expense totaled $2.5 million in 2023 compared to a recovery of $1.8 million in 2022. Total loan net charge–offs were $2.2 million, which included commercial loan net charge–offs of $580,000, residential mortgage loan net recoveries of $34,000 and consumer loan net charge–offs of $1.6 million for the year ending December 31, 2023. The recovery of the ACL in 2022 was the result of allocations related to the impact of COVID–19 being reduced and/or eliminated during the year and partially reallocated to current economic factors and also required some release from the ACL.
Credit loss expense totaled a recovery of $1.8 million in 2022 compared to a recovery of $2.1 million in 2021. Total loan net charge–offs were $843,000, which included commercial loan net recoveries of $80,000, residential mortgage loan net recoveries of $53,000 and consumer loan net charge–offs of $976,000 for the year ending December 31, 2022. The recovery of the ACL in 2022 was the result of allocations related to the impact of COVID–19 being reduced and/or eliminated during the year and partially reallocated to current economic factors and also required some release from the ACL.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Additional information related to credit loss expense (recovery) and net charge–offs (recoveries) is presented in the table below. Also see Note 5 – Allowance for Credit and Loan Losses in the accompanying notes to consolidated financial statements included elsewhere in this report.

	Credit Loss Expense (Recovery)	Net (Charge–Offs) Recoveries	Average Loans	Ratio of Net (Charge–Offs) Recoveries to Average Loans
Twelve Months Ended December 31, 2023
Commercial	$(1,765)	$(580)	$2,498,453	(0.02)%
Real estate	(3,107)	33	675,520	0.00%
Mortgage warehouse	(539)	—	54,798	0.00%
Consumer	7,501	(1,614)	1,011,166	(0.16)%
Total	2,090	(2,161)	4,239,937	(0.05)%
Twelve Months Ended December 31, 2022
Commercial	$(7,650)	$80	$2,280,553	0.00%
Real estate	1,668	53	621,163	0.01%
Mortgage warehouse	(39)	—	89,409	0.00%
Consumer	3,802	(976)	850,667	(0.11)%
Total	(2,219)	(843)	3,841,792	(0.02)%
Twelve Months Ended December 31, 2021
Commercial	$(1,320)	$(1,099)	$2,155,018	(0.05)%
Real estate	(755)	(9)	591,395	0.00%
Mortgage warehouse	(208)	—	206,932	0.00%
Consumer	199	(533)	679,712	(0.08)%
Total	(2,084)	(1,641)	3,633,057	(0.05)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–interest Income
The following is a summary of changes in non–interest income:

	Twelve Months Ended December 31		2022 - 2023		Twelve Months Ended December 31		2021 - 2022
Non–interest Income	2023	2022	Amount Change	Percent Change	2022	2021	Amount Change	Percent Change
Service charges on deposit accounts	$12,227	$11,598	$629	5.4%	$11,598	$9,192	$2,406	26.2%
Wire transfer fees	448	595	(147)	(24.7)%	595	892	(297)	(33.3)%
Interchange fees	12,861	12,402	459	3.7%	12,402	10,901	1,501	13.8%
Fiduciary activities	5,080	5,381	(301)	(5.6)%	5,381	7,419	(2,038)	(27.5)%
Gain (loss) on sale of investment securities	(32,052)	—	(32,052)	(100.0)%	—	914	(914)	(100.0)%
Gain on sale of mortgage loans	4,323	7,165	(2,842)	(39.7)%	7,165	19,163	(11,998)	(62.6)%
Mortgage servicing net of impairment	2,708	4,800	(2,092)	(43.6)%	4,800	2,352	2,448	104.1%
Increase in cash surrender value of bank owned life insurance	3,709	2,594	1,115	43.0%	2,594	2,094	500	23.9%
Death benefit on officer life insurance	—	644	(644)	(100.0)%	644	783	(139)	(17.8)%
Other income	2,694	2,272	422	18.6%	2,272	4,242	(1,970)	(46.4)%
Total non–interest income	$11,998	$47,451	$(35,453)	(74.7)%	$47,451	$57,952	$(10,501)	(18.1)%
During 2023, the Company originated approximately $142.8 million of mortgage loans to be sold on the secondary market, compared to $221.9 million in 2022 as long–term interest rates increased during 2023. This decrease in volume, in addition to a decrease in the percentage earned on the sale of mortgage loans, resulted in a decrease in the overall gain on sale of mortgage loans of $2.8 million compared to the prior year. Gain (loss) on the sale of investment securities decreased $32.1 million in 2023 as there were no sales in 2022 and the Company executed a balance sheet restructure in the fourth quarter of 2023 resulting in a $31.6 million loss on the sale of investment securities. Mortgage servicing net of impairment decreased by $2.1 million during 2023 compared to 2022 primarily due to the recovery net impairment charges of $2.6 million recorded during 2022. The increase in bank owned life insurance income in 2023 was due to additional purchases of bank owned life insurance in 2022.
During 2022, the Company originated approximately $221.9 million of mortgage loans to be sold on the secondary market, compared to $438.1 million in 2021 as long–term interest rates began to increase during 2022. This decrease in volume, in addition to a decrease in the percentage earned on the sale of mortgage loans, resulted in a decrease in the overall gain on sale of mortgage loans of $12.0 million compared to the prior year. Gain on the sale of investment securities decreased $914,000 in 2022 as there were no sales in 2022. Fiduciary activities income decreased $2.0 million during 2022 primarily due to the sale of ESOP trustee accounts which was completed during the third quarter of 2021. Mortgage servicing net of impairment increased by $2.4 million during 2022 compared to 2021 primarily due to the recovery net impairment charges of $2.6 million recorded during 2022. Other income decreased $2.0 million during 2022 primarily due to the gain on sale of ESOP trustee accounts of $2.3 million recorded in 2021. The increase in interchange fee income in 2022 compared to 2021 was the result of the branch acquisition in September 2021 and organic growth in transactional deposit accounts and volume during 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–interest Expense
The following is a summary of changes in non–interest expense:

	Twelve Months Ended December 31		2022 - 2023		Twelve Months Ended December 31		2021 - 2022
Non–interest Expense	2023	2022	Amount Change	Percent Change	2022	2021	Amount Change	Percent Change
Salaries	$56,165	$55,422	$743	1.3%	$55,422	$49,463	$5,959	12.0%
Commission and bonuses	6,021	8,442	(2,421)	(28.7)%	8,442	11,089	(2,647)	(23.9)%
Employee benefits	18,623	16,419	2,204	13.4%	16,419	13,499	2,920	21.6%
Net occupancy expenses	13,355	13,323	32	0.2%	13,323	12,541	782	6.2%
Data processing	11,626	10,567	1,059	10.0%	10,567	9,962	605	6.1%
Professional fees	2,645	1,843	802	43.5%	1,843	2,216	(373)	(16.8)%
Outside services and consultants	9,942	10,850	(908)	(8.4)%	10,850	8,449	2,401	28.4%
Loan expense	4,980	5,411	(431)	(8.0)%	5,411	5,492	(81)	(1.5)%
FDIC deposit insurance	3,880	2,558	1,322	51.7%	2,558	2,377	181	7.6%
Core deposit intangible amortization	3,612	3,702	(90)	(2.4)%	3,702	3,644	58	1.6%
Other losses	1,051	1,046	5	0.5%	1,046	2,283	(1,237)	(54.2)%
Other expenses	14,384	13,618	766	5.6%	13,618	12,379	1,239	10.0%
Total non–interest expense	$146,284	$143,201	$3,083	2.2%	$143,201	$133,394	$9,807	7.4%
For the twelve months ended December 31, 2023, employee benefits increased $2.2 million due to the increase in health care costs and variable costs in certain deferred compensation plans. FDIC deposit insurance increased $1.3 million as the FDIC's plan to replenish the Deposit Insurance Fund increased the rates paid during 2023. Commission and bonuses decreased $2.4 million primarily due to lower mortgage volume in 2023 and lower bonus expense accruals due to the results of certain performance measurements.
For the twelve months ended December 31, 2022, salaries increased $6.0 million reflecting annual merit increases and the additional employees from the branch acquisition completed during the third quarter of 2021. Outside services and consultants and other expenses each increased by $2.4 million from additional consulting services performed during the year. Other losses decreased $1.2 million primarily due to $1.9 million in ESOP settlement expenses recorded during the fourth quarter of 2021.
Income Taxes
Income tax expense totaled $11.0 million for the year ended December 31, 2023, a decrease of $1.2 million when compared to the year ended December 31, 2022. The decrease was primarily due to a decrease in income before taxes of $66.6 million, offset by a tax valuation reserve of $5.2 million recorded related to the sale of investment securities and tax expense and excise tax of $8.6 million related to the redemption of bank owned life insurance policies in 2023.
Income tax expense totaled $12.2 million for the year ended December 31, 2022, an decrease of $3.2 million when compared to the year ended December 31, 2021. The decrease was primarily due to the additional benefit related to investments that generate tax credits, an increase in tax exempt investments, offset slightly by an increase in income before taxes of $3.1 million in 2022.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2023	2022	2021
Net income as reported	$27,981	$93,408	$87,091
Acquisition expenses	—	—	1,925
Tax effect	—	—	(401)
Net income excluding acquisition expenses	27,981	93,408	88,615
Swap termination fee	(1,453)	—	—
Tax effect	305	—	—
Net income excluding swap termination fee	26,833	93,408	88,615
Credit loss expense on acquired loans	—	—	2,034
Tax effect	—	—	(427)
Net income excluding credit loss expense on acquired loans	26,833	93,408	90,222
Gain on sale of ESOP trustee accounts	—	—	(2,329)
Tax effect	—	—	489
Net income excluding gain on sale of ESOP trustee accounts	26,833	93,408	88,382
ESOP settlement expenses	—	—	1,900
Tax effect	—	—	(315)
Net income excluding ESOP settlement expenses	26,833	93,408	89,967
(Gain) / loss on sale of investment securities	32,052	—	(914)
Tax effect	(6,731)	—	192
Tax valuation reserve	5,201	—	—
Net income excluding (gain) / loss on sale of investment securities	57,355	93,408	89,245
Death benefit on bank owned life insurance (“BOLI”)	—	(644)	(783)
Net income excluding death benefit on BOLI	57,355	92,764	88,462
Extraordinary expenses (1)	705	—	—
Tax effect	(148)	—	—
Net income excluding extraordinary expenses	57,912	92,764	88,462
Prepayment penalties on borrowings	—	—	125
Tax effect	—	—	(26)
Net income excluding prepayment penalties on borrowings	57,912	92,764	88,561
BOLI tax expense and excise tax	8,597	—	—
Net income excluding BOLI tax expense and excise tax	66,509	92,764	88,561
Adjusted net income	$66,509	$92,764	$88,561

(1) Extraordinary expenses include costs associated with previously disclosed staffing changes, the launch of Horizon Equipment Finance and the expansion of the Bank's treasury management capabilities.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Diluted Earnings per Share
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2023	2022	2021
Diluted earnings per share (“EPS”) as reported	$0.64	$2.14	$1.98
Acquisition expenses	—	—	0.04
Tax effect	—	—	—
Diluted EPS excluding acquisition expenses	0.64	2.14	2.02
Swap termination fee	(0.03)	—	—
Tax effect	0.01	—	—
Diluted EPS excluding swap termination fee	0.62	2.14	2.02
Credit loss expense on acquired loans	—	—	0.05
Tax effect	—	—	(0.01)
Diluted EPS excluding credit loss expense on acquired loans	0.62	2.14	2.06
Gain on sale of ESOP trustee accounts	—	—	(0.05)
Tax effect	—	—	0.01
Diluted EPS excluding gain on sale of ESOP trustee accounts	0.62	2.14	2.02
ESOP settlement expenses	—	—	0.04
Tax effect	—	—	(0.01)
Diluted EPS excluding ESOP settlement expenses	0.62	2.14	2.05
(Gain) / loss on sale of investment securities	0.73	—	(0.02)
Tax effect	(0.15)	—	—
Tax valuation reserve	0.12	—	—
Diluted EPS excluding (gain) / loss on sale of investment securities	1.32	2.14	2.03
Death benefit on bank owned life insurance (“BOLI”)	—	(0.01)	(0.03)
Diluted EPS excluding death benefit on BOLI	1.32	2.13	2.00
Extraordinary expenses (1)	0.02	—	—
Tax effect	—	—	—
Diluted EPS excluding extraordinary expenses	1.34	2.13	2.00
Prepayment penalties on borrowings	—	—	—
Tax effect	—	—	—
Diluted EPS excluding prepayment penalties on borrowings	1.34	2.13	2.00
BOLI tax expense and excise tax	0.20	—	—
Net income excluding BOLI tax expense and excise tax	1.54	2.13	2.00
Adjusted diluted EPS	$1.54	$2.13	$2.00

(1) Extraordinary expenses include costs associated with previously disclosed staffing changes, the launch of Horizon Equipment Finance and the expansion of the Bank's treasury management capabilities.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Income
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2023	2022	2021
Pre–tax income	$38,999	$105,584	$102,447
Credit loss expense	2,459	(1,816)	(2,084)
Pre–tax, pre–provision income	$41,458	$103,768	$100,363

Pre–tax, pre–provision income	$41,458	$103,768	$100,363
Acquisition expenses	—	—	1,925
Swap termination fee	(1,453)	—	—
Gain on sale of ESOP trustee accounts	—	—	(2,329)
ESOP settlement expenses	—	—	1,900
(Gain) / loss on sale of investment securities	32,052	—	(914)
Death benefit on bank owned life insurance	—	(644)	(783)
Extraordinary expenses (1)	705	—	—
Prepayment penalties on borrowings	—	—	125
Adjusted pre–tax, pre–provision income	$72,762	$103,124	$100,287

(1) Extraordinary expenses include costs associated with previously disclosed staffing changes, the launch of Horizon Equipment Finance and the expansion of the Bank's treasury management capabilities.

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2023	2022	2021
Net interest income as reported	$175,744	$199,518	$175,805
Average interest earning assets	7,235,455	6,977,407	6,035,161
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	2.55%	2.98%	3.03%

Net interest income as reported	$175,744	$199,518	$175,805
Acquisition–related purchase accounting adjustments (“PAUs”)	(1,628)	(3,476)	(4,503)
Swap termination fee	(1,453)	—	—
Prepayment penalties on borrowings	—	—	125
Adjusted net interest income	$172,663	$196,042	$171,427
Adjusted net interest margin	2.51%	2.93%	2.96%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2023	2022	2021
Average assets	$7,869,628	$7,533,915	$6,514,251
Return on average assets (“ROAA”) as reported	0.36%	1.24%	1.34%
Acquisition expenses	—%	—%	0.03%
Tax effect	—%	—%	(0.01)%
ROAA excluding acquisition expenses	0.36%	1.24%	1.36%
Swap termination fee	(0.02)%	—%	—%
Tax effect	—%	—%	—%
ROAA excluding swap termination fee	0.34%	1.24%	1.36%
Credit loss expense on acquired loans	—%	—%	0.03%
Tax effect	—%	—%	(0.01)%
ROAA excluding credit loss expense on acquired loans	0.34%	1.24%	1.38%
Gain on sale of ESOP trustee accounts	—%	—%	(0.04)%
Tax effect	—%	—%	0.01%
ROAA excluding gain on sale of ESOP trustee accounts	0.34%	1.24%	1.35%
ESOP settlement expenses	—%	—%	0.03%
Tax effect	—%	—%	—%
ROAA excluding ESOP settlement expenses	0.34%	1.24%	1.38%
(Gain) / loss on sale of investment securities	0.41%	—%	(0.01)%
Tax effect	(0.09)%	—%	—%
Tax valuation reserve	0.07%	—%	—%
ROAA excluding (gain) / loss on sale of investment securities	0.73%	1.24%	1.37%
Death benefit on bank owned life insurance	—%	(0.01)%	(0.01)%
ROAA excluding death benefit on bank owned life insurance	0.73%	1.23%	1.36%
Extraordinary expenses (1)	0.01%	—%	—%
Tax effect	—%	—%	—%
ROAA excluding extraordinary expenses	0.74%	1.23%	1.36%
Prepayment penalties on borrowings	—%	—%	—%
Tax effect	—%	—%	—%
ROAA excluding prepayment penalties on borrowings	0.74%	1.23%	1.36%
BOLI tax expense and excise tax	0.11%	—%	—%
ROAA excluding BOLI tax expense and excise tax	0.85%	1.23%	1.36%
Adjusted ROAA	0.85%	1.23%	1.36%

(1) Extraordinary expenses include costs associated with previously disclosed staffing changes, the launch of Horizon Equipment Finance and the expansion of the Bank's treasury management capabilities.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2023	2022	2021
Average common equity	$706,274	$683,630	$712,122
Return on average common equity (“ROACE”) as reported	3.96%	13.66%	12.23%
Acquisition expenses	—%	—%	0.27%
Tax effect	—%	—%	(0.06)%
ROACE excluding acquisition expenses	3.96%	13.66%	12.44%
Swap termination fee	(0.21)%	—%	—%
Tax effect	0.04%	—%	—%
ROACE excluding swap termination fee	3.79%	13.66%	12.44%
Credit loss expense on acquired loans	—%	—%	0.29%
Tax effect	—%	—%	(0.06)%
ROACE excluding credit loss expense on acquired loans	3.79%	13.66%	12.67%
Gain on sale of ESOP trustee accounts	—%	—%	(0.33)%
Tax effect	—%	—%	0.07%
ROACE excluding gain on sale of ESOP trustee accounts	3.79%	13.66%	12.41%
ESOP settlement expenses	—%	—%	0.27%
Tax effect	—%	—%	(0.04)%
ROACE excluding ESOP settlement expenses	3.79%	13.66%	12.64%
(Gain) / loss on sale of investment securities	4.54%	—%	(0.13)%
Tax effect	(0.95)%	—%	0.03%
Tax valuation reserve	0.74%	—%	—%
ROACE excluding (gain) / loss on sale of investment securities	8.12%	13.66%	12.54%
Death benefit on bank owned life insurance	—%	(0.09)%	(0.11)%
ROACE excluding death benefit on bank owned life insurance	8.12%	13.57%	12.43%
Extraordinary expenses (1)	0.10%	—%	—%
Tax effect	(0.02)%	—%	—%
ROACE excluding extraordinary expenses	8.20%	13.57%	12.43%
Prepayment penalties on borrowings	—%	—%	0.02%
Tax effect	—%	—%	—%
ROACE excluding prepayment penalties on borrowings	8.20%	13.57%	12.45%
BOLI tax expense and excise tax	1.22%	—%	—%
ROACE excluding BOLI tax expense and excise tax	9.42%	13.57%	12.45%
Adjusted ROACE	9.42%	13.57%	12.45%

(1) Extraordinary expenses include costs associated with previously disclosed staffing changes, the launch of Horizon Equipment Finance and the expansion of the Bank's treasury management capabilities.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Return on Average Tangible Equity
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2023	2022	2021
Average common equity	$706,274	$683,630	$712,122
Less: Average intangible assets	170,745	174,003	175,811
Average tangible equity	$535,529	$509,627	$536,311
Return on average tangible equity (“ROATE”) as reported	5.22%	18.33%	16.24%
Acquisition expenses	—%	—%	0.36%
Tax effect	—%	—%	(0.08)%
ROATE excluding acquisition expenses	5.22%	18.33%	16.52%
Swap termination fee	(0.27)%	—%	—%
Tax effect	0.06%	—%	—%
ROATE excluding swap termination fee	5.01%	18.33%	16.52%
Credit loss expense on acquired loans	—%	—%	0.38%
Tax effect	—%	—%	(0.08)%
ROATE excluding credit loss expense on acquired loans	5.01%	18.33%	16.82%
Gain on sale of ESOP trustee accounts	—%	—%	(0.43)%
Tax effect	—%	—%	0.10%
ROATE excluding gain on sale of ESOP trustee accounts	5.01%	18.33%	16.49%
ESOP settlement expenses	—%	—%	0.35%
Tax effect	—%	—%	(0.06)%
ROATE excluding ESOP settlement expenses	5.01%	18.33%	16.78%
(Gain) / loss on sale of investment securities	5.99%	—%	(0.17)%
Tax effect	(1.26)%	—%	0.04%
Tax valuation reserve	0.97%	—%	—%
ROATE excluding (gain) / loss on sale of investment securities	10.71%	18.33%	16.65%
Death benefit on bank owned life insurance	—%	(0.13)%	(0.15)%
ROATE excluding death benefit on bank owned life insurance	10.71%	18.20%	16.50%
Extraordinary expenses (1)	0.13%	—%	—%
Tax effect	(0.03)%	—%	—%
ROATE excluding extraordinary expenses	10.81%	18.20%	16.50%
Prepayment penalties on borrowings	—%	—%	0.02%
Tax effect	—%	—%	(0.01)%
ROATE excluding prepayment penalties on borrowings	10.81%	18.20%	16.51%
BOLI tax expense and excise tax	1.61%	—%	—%
ROATE excluding BOLI tax expense and excise tax	12.42%	18.20%	16.51%
Adjusted ROATE	12.42%	18.20%	16.51%

(1) Extraordinary expenses include costs associated with previously disclosed staffing changes, the launch of Horizon Equipment Finance and the expansion of the Bank's treasury management capabilities.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)

	December 31,	September 30,	June 30,	March 31,	December 31,
	2023	2023	2023	2023	2022
Total stockholders’ equity	$718,812	$693,369	$709,243	$702,559	$677,375
Less: Intangible assets	168,837	169,741	170,644	171,547	172,450
Total tangible stockholders’ equity	$549,975	$523,628	$538,599	$531,012	$504,925

Common shares outstanding	43,652,063	43,648,501	43,645,216	43,621,422	43,574,151

Book value per common share	$16.47	$15.89	$16.25	$16.11	$15.55
Tangible book value per common share	$12.60	$12.00	$12.34	$12.17	$11.59

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Years Ended December 31
	2023	2022	2021
Non–interest expense as reported	$146,284	$143,201	$133,394
Net interest income as reported	175,744	199,518	175,805
Non–interest income as reported	$11,998	$47,451	$57,952

Non–interest expense / (Net interest income + Non–interest income) (“Efficiency Ratio”)	77.92%	57.98%	57.07%

Non–interest expense as reported	$146,284	$143,201	$133,394
Acquisition expenses	—	—	(1,925)
ESOP settlement expenses	—	—	(1,900)
Extraordinary expenses (1)	(705)	—	—
Non–interest expense excluding acquisition expenses and ESOP settlement expenses	145,579	143,201	129,569
Net interest income as reported	175,744	199,518	175,805
Swap termination fee	(1,453)	—	—
Prepayment penalties on borrowings	—	—	125
Net interest income excluding prepayment penalties on borrowings	174,291	199,518	175,930
Non–interest income as reported	11,998	47,451	57,952
Gain on sale of ESOP trustee accounts	—	—	(2,329)
(Gain) / loss on sale of investment securities	32,052	—	(914)
Death benefit on bank owned life insurance	—	(644)	(783)
Non–interest income excluding gain on sale of ESOP trustee accounts, (gain) / loss on sale of investment securities and death benefit on bank owned life insurance	$44,050	$46,807	$53,926

Adjusted efficiency ratio	66.68%	58.13%	56.37%

(1) Extraordinary expenses include costs associated with previously disclosed staffing changes, the launch of Horizon Equipment Finance and the expansion of the Bank's treasury management capabilities.

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
Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales, cash flows and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the FHLB and the Federal Reserve Bank (“FRB”). At December 31, 2023, Horizon had available approximately $1.4 billion in available credit from the FHLB, FRB Discount Window and various money center banks. The following factors could impact Horizon’s funding needs in the future:
◦Horizon had outstanding borrowings of approximately $750.3 million with the FHLB and total borrowing capacity with the FHLB of $926.2 million. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or the FHLB could change collateral requirements, which could lower the Company’s borrowing availability.
◦If residential mortgage loan rates move lower, Horizon’s mortgage warehouse loans could create an additional need for funding.
◦Horizon had a total of $190.0 million of unused Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.
◦Horizon had a total of $1.5 billion of available collateral at the FRB secured by securities. These securities may mature, call, or be sold, which would reduce the available collateral.
◦Horizon had approximately $601.7 million of unpledged investment securities at December 31, 2023.
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
During 2023, cash flows were generated primarily from the proceeds from borrowings totaling $866.1 million, the sales, maturities, and prepayments of investment securities of $548.9 million. Cash flows were primarily used to purchase investments totaling $11.7 million, to purchase loans totaling $124.9 million, an increase in net loans of $140.5 million, a decrease in deposits of $192.9 million and the repayment of borrowings totaling $654.2 million. The net cash and cash equivalent position increased by $403.0 million during 2023.
At December 31, 2023, the Bank had $1.6 billion in commitments to extend credit outstanding, excluding interest rate lock commitments for residential mortgage loans intended for sale in the secondary market that meet the definition of a derivative. Time deposits due within one year of December 31, 2023 totaled $1.1 billion, or 94.4% of time deposits. We believe the large percentage of time deposits that mature within one year reflects the outlook of the market for declining interest rates in future periods. The balance also includes $151.6 million in brokered time deposits at December 31, 2023. If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2023. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
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
Based on our interest rate model which assumes a lag in repricing the amount of assets that reprice within one year was approximately 95% of liabilities that reprice within one year at December 31, 2023. At December 31, 2022, this same model reported that the amount of assets that reprice within one year was approximately 95% of the amount of liabilities that reprice within the same time period. During the year 2023, the decrease in the yield of interest–earning assets outpaced the decrease in the cost of funding resulting in a decrease in net interest margin.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	3 Months or Less	> 3 Months & </= 6 Months	> 6 Months & </= 1 Year	Greater Than 1 Year	Total
Loans	$1,605,338	$206,825	$390,409	$2,216,476	$4,419,048
Federal funds sold	—	—	—	—	—
Interest earning balances with banks	415,948	—	—	—	415,948
Investment securities and FHLB stock	82,887	22,072	41,420	2,381,019	2,527,398
Other assets	—	—	—	578,091	578,091
Total assets	$2,104,173	$228,897	$431,829	$5,175,586	$7,940,485

Non–interest bearing deposits	$48,493	$46,324	$86,537	$934,651	$1,116,005
Interest bearing deposits	407,410	483,046	637,260	3,021,172	4,548,888
Borrowed funds	1,101,589	57,562	50,059	256,641	1,465,851
Other liabilities	—	—	—	90,929	90,929
Stockholders’ equity	—	—	—	718,812	718,812
Total liabilities and stockholders’ equity	$1,557,492	$586,932	$773,856	$5,022,205	$7,940,485
GAP	$546,681	$(358,035)	$(342,027)	$153,381
Cumulative GAP	$546,681	$188,646	$(153,381)
The Company was liability sensitive as of December 31, 2023, resulting from longer term fixed rate assets on the balance sheet not repricing as quickly as deposits pricing based on expected deposit repricing betas. Based on parallel rate shocks to the balance sheet, at a 100 basis point shock and 200 basis point shock up, net interest income decreases approximately $6.8 million and $13.8 million, respectively. At a 100 basis point shock and 200 basis point shock down, net interest income increases approximately $7.3 million and $2.7 million, respectively.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
The table which follows provides information about Horizon’s financial instruments that were sensitive to changes in interest rates as of December 31, 2023. The table incorporates Horizon’s internal system generated data related to the maturity and repayment/withdrawal of interest earning assets and interest bearing liabilities. For loans, securities and liabilities with contractual maturities, the table presents principal cash flows and related weighted–average interest rates by contractual maturities as well as the historical experience of Horizon related to the impact of interest rate fluctuations on the prepayment of residential loans and mortgage–backed securities. From a risk management perspective, Horizon believes that repricing dates are more relevant than contractual maturity dates when analyzing the value of financial instruments. For deposits with no contractual maturity dates, the table presents principal cash flows and weighted average rate, as applicable, based upon Horizon’s experience and management’s judgment concerning the most likely withdrawal behaviors.

	2024	2025	2026	2026 & 2027	2029 & Beyond	Total	Fair Value December 31, 2023
Rate–sensitive assets
Fixed interest rate loans	$617,287	$421,897	$331,905	$480,834	$431,672	$2,283,595	$2,035,552
Average interest rate	5.12%	4.81%	4.77%	5.16%	4.43%	4.89%
Variable interest rate loans	1,585,285	175,392	144,219	188,114	42,443	2,135,453	2,038,434
Average interest rate	7.87%	4.98%	4.61%	5.37%	5.40%	7.14%
Total loans	2,202,572	597,289	476,124	668,948	474,115	4,419,048	4,073,986
Average interest rate	7.10%	4.86%	4.72%	5.22%	4.51%	5.98%
Securities, including FHLB stock	146,379	112,747	121,505	285,933	1,860,834	2,527,398	2,250,518
Average interest rate	3.06%	2.17%	2.67%	2.02%	2.42%	2.41%
Other interest earning assets	415,948	—	—	—	—	415,948	415,933
Average interest rate	5.15%	—%	—%	—%	—%	5.15%
Total earning assets	$2,764,899	$710,036	$597,629	$954,881	$2,334,949	$7,362,394	$6,740,437
Average interest rate	6.59%	4.43%	4.30%	4.26%	2.84%	4.71%
Rate–sensitive liabilities
Non–interest bearing deposits	$181,354	$151,151	$126,119	$205,024	$452,357	$1,116,005	$1,116,005
NOW accounts	168,688	151,643	136,343	232,876	999,436	1,688,986	1,688,986
Average interest rate	1.96%	1.97%	1.99%	2.01%	2.15%	2.08%
Savings and money market accounts	248,025	207,640	177,397	281,134	765,967	1,680,163	1,680,163
Average interest rate	1.71%	1.74%	1.74%	1.74%	1.74%	1.73%
Certificates of deposit	1,111,003	43,375	11,628	9,442	4,291	1,179,739	1,171,452
Average interest rate	4.10%	2.90%	0.66%	0.87%	0.11%	3.98%
Total deposits	1,709,070	553,809	451,487	728,476	2,222,051	5,664,893	5,656,606
Average interest rate	3.11%	1.42%	1.30%	1.32%	1.57%	1.96%
Fixed interest rate borrowings	1,015,922	200,080	65	56,496	—	1,272,563	1,086,325
Average interest rate	3.49%	4.01%	2.63%	5.74%	—%	3.67%
Variable interest rate borrowings	193,288	—	—	—	—	193,288	161,424
Average interest rate	4.33%	—%	—%	—%	—%	4.33%
Total funds	$2,918,280	$753,889	$451,552	$784,972	$2,222,051	$7,130,744	$6,904,355
Average interest rate	3.32%	2.11%	1.30%	1.64%	1.57%	2.33%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	December 31 2023	December 31 2022
Assets
Cash and due from banks	$526,515	$123,505
Interest-earning time deposits	2,205	2,812
Investment securities, available for sale	547,251	997,558
Investment securities, held to maturity (fair value of $1,668,758 and $1,681,309)	1,945,638	2,022,748
Loans held for sale	1,418	5,807
Loans, net of allowance for credit losses of $50,029 and $50,464	4,367,601	4,107,534
Premises and equipment, net	94,583	92,677
Federal Home Loan Bank stock	34,509	26,677
Goodwill	155,211	155,211
Other intangible assets	13,626	17,239
Interest receivable	38,710	35,294
Cash value of life insurance	36,157	146,175
Other assets	177,061	139,281
Total assets	$7,940,485	$7,872,518
Liabilities
Deposits
Non–interest bearing	$1,116,005	$1,277,768
Interest bearing	4,548,888	4,580,006
Total deposits	5,664,893	5,857,774
Borrowings	1,353,050	1,142,949
Subordinated notes	55,543	58,896
Junior subordinated debentures issued to capital trusts	57,258	57,027
Interest payable	22,249	5,380
Other liabilities	68,680	73,117
Total liabilities	7,221,673	7,195,143
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued and Outstanding 44,106,174 and 43,937,889 shares	—	—
Additional paid-in capital	356,400	354,188
Retained earnings	429,021	429,385
Accumulated other comprehensive income (loss)	(66,609)	(106,198)
Total stockholders’ equity	718,812	677,375
Total liabilities and stockholders’ equity	$7,940,485	$7,872,518
See notes to consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended December 31
	2023	2022	2021
Interest Income
Loans receivable	$244,544	$173,500	$155,732
Investment securities – taxable	34,410	33,202	14,437
Investment securities – tax exempt	28,384	29,025	23,246
Other	4,967	306	695
Total interest income	312,305	236,033	194,110
Interest Expense
Deposits	85,857	17,809	7,867
Borrowed funds	42,478	12,465	4,701
Subordinated notes	3,511	3,522	3,522
Junior subordinated debentures issued to capital trusts	4,715	2,719	2,215
Total interest expense	136,561	36,515	18,305
Net Interest Income	175,744	199,518	175,805
Credit loss expense (recovery)	2,459	(1,816)	(2,084)
Net Interest Income after Credit Loss Expense (Recovery)	173,285	201,334	177,889
Non–interest Income
Service charges on deposit accounts	12,227	11,598	9,192
Wire transfer fees	448	595	892
Interchange fees	12,861	12,402	10,901
Fiduciary activities	5,080	5,381	7,419
Gains (losses) on sale of investment securities	(32,052)	—	914
Gain on sale of mortgage loans	4,323	7,165	19,163
Mortgage servicing income net of impairment	2,708	4,800	2,352
Increase in cash value of bank owned life insurance	3,709	2,594	2,094
Death benefit on bank owned life insurance	—	644	783
Other income	2,694	2,272	4,242
Total non–interest income	11,998	47,451	57,952
Non–interest Expense
Salaries and employee benefits	80,809	80,283	74,051
Net occupancy expenses	13,355	13,323	12,541
Data processing	11,626	10,567	9,962
Professional fees	2,645	1,843	2,216
Outside services and consultants	9,942	10,850	8,449
Loan expense	4,980	5,411	5,492
FDIC insurance expense	3,880	2,558	2,377
Core deposit intangible amortization	3,612	3,702	3,644
Other losses	1,051	1,046	2,283
Other expense	14,384	13,618	12,379
Total non–interest expense	146,284	143,201	133,394
Income Before Income Taxes	38,999	105,584	102,447
Income tax expense	11,018	12,176	15,356
Net Income Available to Common Shareholders	$27,981	$93,408	$87,091
Basic Earnings Per Share	$0.64	$2.14	$1.99
Diluted Earnings Per Share	0.64	2.14	1.98
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollar Amounts in Thousands)

	Year Ended December 31
	2023	2022	2021
Net Income	$27,981	$93,408	$87,091
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(523)	5,649	4,570
Reclassification adjustment for swap termination gain realized in income	(1,453)	—	—
Income tax effect	415	(1,186)	(960)
Changes from derivative instruments	(1,561)	4,463	3,610
Change in securities:
Unrealized gain (loss) for the period on available for sale securities	20,728	(147,345)	(35,547)
Reclassification of gain (loss) from available for sale securities to held to maturity securities	—	(794)	5,869
Amortization (accretion) from transfer of securities from available for sale to held to maturity securities	(691)	(1,236)	66
Reclassification adjustment for securities (gains) losses realized in income	32,052	—	(914)
Income tax effect	(10,939)	31,369	6,409
Unrealized gains (losses) on securities	41,150	(118,006)	(24,117)
Other Comprehensive Income (Loss), Net of Tax	39,589	(113,543)	(20,507)
Comprehensive Income (Loss)	$67,570	$(20,135)	$66,584
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2021	$—	$—	$362,945	$301,419	$27,852	$692,216
Net income	—	—	—	87,091	—	87,091
Other comprehensive income, net of tax	—	—	—	—	(20,507)	(20,507)
Amortization of unearned compensation	—	—	1,751	—	—	1,751
Exercise of stock options	—	—	1,062	—	—	1,062
Stock option expense	—	—	68	—	—	68
Stock awards vested	—	—	(1,355)	—	—	(1,355)
Repurchase of outstanding common stock	—	—	(7,607)	—	—	(7,607)
Stock retirement plans	—	—	(4,742)	—	—	(4,742)
Cash dividends on common stock ($0.56 per share)	—	—	—	(24,768)	—	(24,768)
Balances, December 31, 2021	$—	$—	$352,122	$363,742	$7,345	$723,209
Net income	—	—	—	93,408	—	93,408
Other comprehensive loss, net of tax	—	—	—	—	(113,543)	(113,543)
Amortization of unearned compensation	—	—	2,462	—	—	2,462
Exercise of stock options	—	—	145	—	—	145
Stock option expense	—	—	13	—	—	13
Net settlement of share awards	—	—	(1,824)	—	—	(1,824)
Stock retirement plans	—	—	1,270	—	—	1,270
Cash dividends on common stock ($0.63 per share)	—	—	—	(27,765)	—	(27,765)
Balances, December 31, 2022	$—	$—	$354,188	$429,385	$(106,198)	$677,375
Net income	—	—	—	27,981	—	27,981
Other comprehensive income, net of tax	—	—	—	—	39,589	39,589
Amortization of unearned compensation	—	—	3,586	—	—	3,586
Net settlement of share awards	—	—	(1,221)	—	—	(1,221)
Stock retirement plans	—	—	(153)	—	—	(153)
Cash dividends on common stock ($0.64 per share)	—	—	—	(28,345)	—	(28,345)
Balances, December 31, 2023	$—	$—	$356,400	$429,021	$(66,609)	$718,812
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Year Ended December 31
	2023	2022	2021
Operating Activities
Net income	$27,981	$93,408	$87,091
Items not requiring (providing) cash
Provision for (recovery of) credit losses	2,459	(1,816)	(2,084)
Depreciation and amortization	10,938	10,754	9,802
Share based compensation	3,586	2,475	1,819
Amortization of mortgage servicing rights	1,032	2,345	4,073
Impairment (recovery) of mortgage servicing rights	—	(2,594)	(2,578)
Premium amortization on securities, net	10,069	12,148	10,289
Deferred income taxes	(3,322)	2,177	2,311
(Gain) loss on sale of investment securities	32,052	—	(914)
Gain on sale of mortgage loans	(4,323)	(7,165)	(19,163)
Proceeds from sales of loans	145,922	225,928	453,087
Loans originated for sale	(138,430)	(215,174)	(437,174)
Gain on cash value life insurance	(3,709)	(2,594)	(2,094)
Gain on other real estate owned	(300)	(722)	(85)
Net change in:
Interest receivable	(3,416)	(9,157)	(4,222)
Interest payable	16,869	3,145	(493)
Other assets	13,199	(13,964)	9,633
Other liabilities	(21,671)	(4,814)	(2,948)
Net cash provided by operating activities	88,936	94,380	106,350
Investing Activities
Purchases of securities available for sale	(1,525)	(180,198)	(837,684)
Proceeds from sales of securities available for sale	439,285	—	27,514
Proceeds from maturities, calls and principal repayments of securities available for sale	29,408	69,113	260,200
Purchases of securities held to maturity	(10,141)	(430,457)	(931,029)
Proceeds from maturities of securities held to maturity	80,201	72,968	30,544
Net change in interest earning time deposits	607	1,970	4,183
Purchase of FHLB stock	(7,832)	(2,435)	(1,417)
Redemption of FHLB stock	—	198	—
Purchase of loans	(124,946)	(55,195)	—
Net change in loans	(140,510)	(448,284)	480,028
Proceeds on the sale of OREO and repossessed assets	2,981	5,263	1,286
Premises and equipment expenditures	(7,775)	(6,429)	(1,440)
Purchases of bank owned life insurance	—	(50,000)	—
Proceeds from bank owned life insurance	69,765	3,554	783
Net cash received in branch acquisition	—	—	622,179
Net cash provided by (used in) investing activities	329,518	(1,019,932)	(344,853)
Financing Activities
Net change in:
Net change in deposits	(192,881)	54,783	425,449
Proceeds from borrowings	866,099	1,178,746	244,554
Repayment of borrowings	(654,157)	(755,608)	(76,371)

Net change in repurchase agreements	(1,841)	7,072	21,336
Net settlement of share awards	(1,221)	(1,824)	(1,355)
Exercise of stock options	—	145	1,062
Repurchase of outstanding stock	—	—	(7,607)
Repayment of subordinated notes	(3,132)	—	—
Dividends paid on common stock	(28,311)	(27,765)	(24,768)
Net cash provided by (used in) financing activities	(15,444)	455,549	582,300
Net Change in Cash and Cash Equivalents	403,010	(470,003)	343,797
Cash and Cash Equivalents, Beginning of Period	123,505	593,508	249,711
Cash and Cash Equivalents, End of Period	$526,515	$123,505	$593,508
Additional Supplemental Information
Interest paid	$119,692	$33,370	$18,782
Income taxes paid	2,137	802	1,650
Transfer of loans to other real estate and repossessed assets	3,299	2,009	1,721
Transfer of premises to other real estate	—	1,479	1,753
Transfer of available for sale securities to held to maturity securities	—	120,881	490,200
Redemption of cash value of life insurance, not settled	43,962	—	—
Cash dividends declared, not paid	7,156	7,122	6,666
Qualified affordable housing investments obtained in exchange for funding commitments	14,491	—	—
The cash flow statement presented above was revised to conform with the presentation of current year financial statements. As a result, the following changes were made to the 2022 and 2021 statements:
•Proceeds from the sale of securities available for sale are being reported separately from Proceeds from maturities, calls and principal repayments of securities available for sale.
•Proceeds from long–term borrowings, Repayment of long–term borrowings and Net change in short–term borrowings are being reported as Proceeds from borrowings and Repayment of borrowings.
•Cash dividends declared, not paid are reported as Additional Supplemental Information.
See notes to consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 1 – Nature of Operations and Summary of Significant Accounting Policies
Nature of Business — The consolidated financial statements of Horizon Bancorp, Inc. (“Horizon”) and its wholly owned subsidiary, Horizon Bank (“Bank”) together referred to as “Horizon,” conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.
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
Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The allowance for credit losses and the fair values of financial instruments are particularly subject to change.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Investment Securities Available for Sale — Horizon designates a portion of its investment portfolio as available for sale based on management’s plans to use such securities for asset and liability management, liquidity and not to hold such securities as long-term investments. Management repositions the portfolio to take advantage of future expected interest rate trends when Horizon’s long-term profitability can be enhanced. Investment securities available for sale and marketable equity securities are carried at estimated fair value and any net unrealized gains/losses (after tax) on these securities are included in accumulated other comprehensive income. Amortization of premiums and accretion of discounts are recorded as interest income from securities. Gains/losses on the disposition of securities available for sale are recognized at the time of the transaction and are determined by the specific identification method.
Investment Securities Held to Maturity — Includes any security for which Horizon has the positive intent and ability to hold until maturity. These securities are carried at amortized cost.
Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaling $23.7 million and $17.5 million at December 31, 2023 and 2022 was excluded from the Allowance for Credit Losses (“ACL”) calculation and was reported in accrued interest receivable on the consolidated balance sheet. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the effective yield method without anticipating prepayments.
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
Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a modified loan will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.
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
Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in the northern and central regions of Indiana and the southern and central regions of Michigan and provides mortgage warehouse lines to mortgage companies in the United States. Commercial loans make up approximately 61% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 15% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 23% of the loan portfolio and are primarily secured by consumer assets. Mortgage warehouse loans make up approximately 1% of the loan portfolio and are secured by residential real estate.
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
The qualitative adjustment is based on a combination of external econometric data and internal factors such as portfolio composition, changes in management, changes in loan policy and other factors. The economic forecast is based in part on economic indexes and quantitative matrices with a twenty–four month forecast. The qualitative adjustment is calculated based on current and forecasted conditions and evaluated each quarter by management, and therefore is dynamic in nature. The qualitative economic adjustment is then reverted over a twelve month period to the historical base loss rate which is preserved in the calculation of “all in” loss rate.
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
Modified Loans — The Company adopted ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, during the first quarter of 2023. These amendments eliminated the troubled debt restructurings (“TDR”) recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.
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
Changes in the ACL are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the available for sale security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met.
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
Partnership Investments — The Company invests in partnerships that generate qualified affordable housing and solar tax credits. The Company has elected to account for partnership investments in qualified affordable housing using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized to income tax expense in proportion to the tax credits and other tax benefits received. This net investment performance is recognized in the income statement as a component of income tax expense. The Company accounts for partnership investments that generate solar tax credits under the deferral method. The investment in the limited partnerships totaling $27.2 million and $4.5 million at December 31, 2023 and 2022, respectively is included in other assets in the consolidated balance sheets. The Company investments in qualified affordable housing tax credits and had funding commitments of $14.5 million at December 31, 2023. There has not

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

been any significant amortization or tax credits recorded related to the qualified affordable housing tax credits at December 31, 2023.
Mortgage Servicing Rights — Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.
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
Goodwill and Intangible Assets — Goodwill is tested annually for impairment or more frequently should potential triggering events be identified that may indicate potential impairment. At December 31, 2023, Horizon had core deposit intangibles of $13.6 million subject to amortization and $155.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. A large majority of the goodwill relates to the acquisitions of Heartland, Summit, Peoples, Kosciusko, LaPorte, Lafayette, Wolverine and Salin.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Bank Owned Life Insurance (“BOLI”) – BOLI has been purchased on certain employees and directors of the Company. The Company records the life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement. As of December 31, 2023, Horizon had surrendered $113.9 million of its BOLI, of which, $69.9 million had been received and $44.0 million was carried as a receivable in other assets in the balance sheet. As of December 31, 2023, $6.6 million of the $44.0 million carried as a receivable was surrendered but were still considered as active policies by the carrier. Tax expense of $8.6 million was recorded through the income statement for the recognition of the gains on the policies plus the excise tax.
Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase and Other Secured Borrowings — The Company purchases certain securities, generally U.S. government–sponsored entity and agency securities, under agreements to resell. The amounts advanced under these agreements represent short–term secured loans and are reflected as assets in the accompanying consolidated balance sheets. We also sell certain securities under agreements to repurchase. These agreements are treated as collateralized financing transactions. These and other secured borrowings such as loans sold not qualifying for sale accounting treatment, are reflected as liabilities in the accompanying consolidated balance sheets and are recorded at the amount of cash received in connection with the transaction. Short–term securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements can be re–pledged by the secured party. Additional collateral may be required based on the fair value of the underlying securities.
Income Taxes — The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
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

	Years Ended December 31
	2023	2022	2021
Basic earnings per share
Net income	$27,981	$93,408	$87,091
Weighted average common shares outstanding	43,630,160	43,568,823	43,802,733
Basic earnings per share	$0.64	$2.14	$1.99
Diluted earnings per share
Net income available to common shareholders	$27,981	$93,408	$87,091
Weighted average common shares outstanding	43,630,160	43,568,823	43,802,733
Effect of dilutive securities:
Restricted stock	208,827	92,381	107,988
Stock options	4,893	37,911	44,559
Weighted average common shares outstanding	43,843,880	43,699,115	43,955,280
Diluted earnings per share	$0.64	$2.14	$1.98
There were 226,028, 319,760 and 140,955 shares for the twelve months ended December 31, 2023, 2022 and 2021, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of December 31, 2023, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89. In addition to the stock repurchase program, Horizon agreed to repurchase 1,000,000 shares at a price per share of $15.19 from an individual shareholder on March 6, 2020.
Dividend Restrictions — Horizon’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 19. At December 31, 2023, the Bank could, without prior approval, declare dividends of approximately $117.2 million to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Share–Based Compensation — At December 31, 2023, Horizon had share–based compensation plans, which are described more fully in Note 20. All share–based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $3.6 million, $2.5 million, and $1.8 million in compensation expense relating to vesting of stock options and restricted stock awards less estimated forfeitures for the 12–month periods ended December 31, 2023, 2022 and 2021, respectively.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Revision of Previously Issued Financial Statements
We corrected an immaterial error related to amounts reported in previously issued financial statements for the periods presented in the Annual Report on Form 10–K. The error relates to the incorrect classification of revolving lines of credit as term loans in the vintage loan disclosure. The correction of this error resulted in the classification of certain term loans as lines of credit in the vintage loan disclosure. The revision did not change the total amount of loans reported and did not impact the Company's net income.
We evaluated the aggregate effects of this error to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the error was not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10–K for the year ended December 31, 2022.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following tables present the revisions to vintage loan disclosure at December 31, 2022 to reflect the correction of the errors:

	As Reported			As Revised
	Term	Revolving	Total	Term	Revolving Term	Revolving	Total
Commercial
Owner occupied real estate
Pass	$490,056	$76,493	$566,549	$484,893	$76,493	$5,163	$566,549
Special Mention	9,413	83	9,496	9,413	83	—	9,496
Substandard	15,641	2,876	18,517	15,641	2,876	—	18,517
Total owner occupied real estate	$515,110	$79,452	$594,562	$509,947	$79,452	$5,163	$594,562

Non–owner occupied real estate
Pass	$955,956	$182,681	$1,138,637	$944,105	$182,681	$11,851	$1,138,637
Special Mention	42,419	—	42,419	42,419	—	—	42,419
Substandard	6,021	—	6,021	6,021	—	—	6,021
Total non–owner occupied real estate	$1,004,396	$182,681	$1,187,077	$992,545	$182,681	$11,851	$1,187,077

Residential spec homes
Pass	$6,404	$4,334	$10,738	$779	$4,333	$5,626	$10,738
Special Mention	—	—	—	—	—	—	—
Substandard	—	100	100	—	100	—	100
Total residential spec homes	$6,404	$4,434	$10,838	$779	$4,433	$5,626	$10,838

Development & spec land
Pass	$13,279	$13,008	$26,287	$13,257	$13,008	$22	$26,287
Special Mention	145	—	145	145	—	—	145
Substandard	178	748	926	178	748	—	926
Total development & spec land	$13,602	$13,756	$27,358	$13,580	$13,756	$22	$27,358

Commercial & industrial
Pass	$574,972	$49,859	$624,831	$419,702	$49,276	$159,017	$627,995
Special Mention	4,636	—	4,636	3,427	—	1,208	4,635
Substandard	12,603	5,517	18,120	5,468	2,322	7,167	14,957
Total commercial & industrial	$592,211	$55,376	$647,587	$428,597	$51,598	$167,392	$647,587

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	As Reported			As Revised
	Term	Revolving	Total	Term	Revolving Term	Revolving	Total
Real estate
Residential mortgage
Performing	$603,636	$792	$604,428	$604,428	$—	$—	$604,428
Non–performing	8,123	—	8,123	8,123	—	—	8,123
Total residential mortgage	$611,759	$792	$612,551	$612,551	$—	$—	$612,551

Residential construction
Performing	$187	$40,554	$40,741	$—	$40,741	$—	$40,741
Non–performing	—	—	—	—	—	—	—
Total residential construction	$187	$40,554	$40,741	$—	$40,741	$—	$40,741

Mortgage warehouse
Performing	$—	$69,529	$69,529	$—	$—	$69,529	$69,529
Non–performing	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$69,529	$69,529	$—	$—	$69,529	$69,529

	As Reported			As Revised
	Term	Revolving	Total	Term	Revolving Term	Revolving	Total
Consumer
Direct installment
Performing	$56,441	$9	$56,450	$54,290	$9	$2,151	$56,450
Non–performing	164	—	164	164	—	—	164
Total direct installment	$56,605	$9	$56,614	$54,454	$9	$2,151	$56,614

Indirect installment
Performing	$499,781	$—	$499,781	$499,781	$—	$—	$499,781
Non–performing	768	—	768	768	—	—	768
Total indirect installment	$500,549	$—	$500,549	$500,549	$—	$—	$500,549

Home equity
Performing	$400,048	$7,089	$407,137	$53,226	$7,089	$346,822	$407,137
Non–performing	1,512	1,943	3,455	1,512	1,943	—	3,455
Total home equity	$401,560	$9,032	$410,592	$54,738	$9,032	$346,822	$410,592

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Adoption of New Accounting Standards
Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
The FASB has issued ASU No. 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, in March 2022. These amendments eliminate the troubled debt restructurings (“TDR”) recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. Additionally, these amendments require that an entity disclose current–period gross write–offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326–20. The guidance was effective for entities that have adopted ASU 2016–13 for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. These amendments should be applied prospectively. If an entity elects to early adopt ASU 2022–02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted this standard during the first quarter of 2023 and it did not have a material impact on the consolidated financial statements.
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
With the issuance of ASU 2022–6, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, the sunset date for the adoption of ASU 2020–04 was extended from December 31, 2022 to December 31, 2024. The Company adopted the expedients included in this ASU in 2023 as it transferred its loans and other financial instruments to another reference rate.

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
Note 2 – Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2023 and 2022, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit.
At December 31, 2023, the Company’s cash accounts exceeded federally insured limits by approximately $447.7 million. Approximately $402.6 million of this amount was held by either the Federal Reserve Bank or the Federal Home Loan Bank of Indianapolis, which is not federally insured.

Note 3 – Securities
The fair value of securities is as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$72,938	—	$(8,561)	$64,377
State and municipal	353,299	—	(49,269)	304,030
Federal agency collateralized mortgage obligations	3,931	—	(351)	3,580
Federal agency mortgage–backed pools	161,130	—	(23,833)	137,297
Corporate notes	43,317	455	(5,805)	37,967
Total available for sale investment securities	$634,615	$455	$(87,819)	$547,251

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Held to maturity
U.S. Treasury and federal agencies	$287,259	$—	$(41,299)	$245,960	$—	$287,259
State and municipal	1,088,499	1,185	(150,323)	939,361	(20)	1,088,479
Federal agency collateralized mortgage obligations	51,325	—	(7,846)	43,479	—	51,325
Federal agency mortgage–backed pools	323,649	—	(48,621)	275,028	—	323,649
Private labeled mortgage–backed pools	32,329	—	(4,595)	27,734	(7)	32,322
Corporate notes	162,734	—	(25,538)	137,196	(130)	162,604
Total held to maturity investment securities	$1,945,795	$1,185	$(278,222)	$1,668,758	$(157)	$1,945,638

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$294,329	$—	$(27,150)	$267,179
State and municipal	505,006	140	(71,602)	433,544
Federal agency collateralized mortgage obligations	33,011	—	(1,796)	31,215
Federal agency mortgage–backed pools	220,963	—	(30,307)	190,656
Corporate notes	84,393	195	(9,624)	74,964
Total available for sale investment securities	$1,137,702	$335	$(140,479)	$997,558
Held to maturity
U.S. Treasury and federal agencies	$295,250	$—	$(49,237)	$246,013
State and municipal	1,127,669	374	(192,458)	935,585
Federal agency collateralized mortgage obligations	56,564	—	(8,865)	47,699
Federal agency mortgage–backed pools	343,953	—	(56,714)	287,239
Private labeled mortgage–backed pools	35,466	—	(5,493)	29,973
Corporate notes	163,846	—	(29,046)	134,800
Total held to maturity investment securities	$2,022,748	$374	$(341,813)	$1,681,309
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
The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2023 and December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$5,505	$5,408	$1,535	$1,512
One to five years	100,301	89,650	340,212	312,137
Five to ten years	167,764	141,203	238,045	204,282
After ten years	195,984	170,113	303,936	257,756
	469,554	406,374	883,728	775,687
Federal agency collateralized mortgage obligations	3,931	3,580	33,011	31,215
Federal agency mortgage–backed pools	161,130	137,297	220,963	190,656
Total available for sale investment securities	$634,615	$547,251	$1,137,702	$997,558
Held to maturity
Within one year	$33,483	$33,169	$32,610	$32,382
One to five years	225,957	216,354	222,443	209,854
Five to ten years	350,843	304,067	324,967	280,618
After ten years	928,209	768,927	1,006,745	793,544
	1,538,492	1,322,517	1,586,765	1,316,398
Federal agency collateralized mortgage obligations	51,325	43,479	56,564	47,699
Federal agency mortgage–backed pools	323,649	275,028	343,953	287,239
Private labeled mortgage–backed pools	32,329	27,734	35,466	29,973
Total held to maturity investment securities	$1,945,795	$1,668,758	$2,022,748	$1,681,309

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table shows the gross unrealized losses and the fair value of the Company’s available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023.

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$—	$—	$64,377	$(8,561)	$64,377	$(8,561)
State and municipal	2,387	(236)	301,643	(49,033)	304,030	(49,269)
Federal agency collateralized mortgage obligations	—	—	3,580	(351)	3,580	(351)
Federal agency mortgage–backed pools	—	—	137,289	(23,833)	137,289	(23,833)
Corporate notes	—	—	36,359	(5,805)	36,359	(5,805)
Total securities	$2,387	$(236)	$543,248	$(87,583)	$545,635	$(87,819)
The following table shows the gross unrealized losses and the fair value of the Company’s available for sale and held to maturity investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022.

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
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of December 31, 2023 and 2022, the Company had 2,290 and 2,828 securities, respectively, with market values below their cost basis. The total fair value of these investments at December 31, 2023 and 2022 was $2.1 billion and $2.6 billion, which is approximately 85% and 86%, respectively, of the Company's available for sale and held to maturity securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.
No allowance for credit losses for available for sale debt securities was needed at December 31, 2023 and December 31, 2022.
The allowance for credit losses for held to maturity securities is a contra asset valuation account that is deducted from the carrying amount of held to maturity securities to present the net amount expected to be collected. Held to maturity securities are charged off against the allowance for credit loss when deemed uncollectible. Adjustments to the allowance for credit loss are reported in our Consolidated Statements of Income in credit loss expense. We measure expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Government–sponsored treasuries, agency and mortgage–backed securities, all these securities are issued by a U.S. government–sponsored entity

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and municipal, private label mortgage–backed and corporate note held to maturity securities, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. As of December 31, 2023, there were no past due principal and interest payments associated with these securities. An allowance for credit loss of $157,000 recorded on these securities based on applying the long–term historical rating agency credit loss rate for similarly rated securities.
Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $14.7 million and $17.8 million at December 31, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses.
The U.S. government sponsored entities and agencies and mortgage–backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Information regarding security proceeds, gross gains and gross losses are presented below.

	Year Ended December 31
	2023	2022	2021
Sales of securities available for sale
Proceeds	$439,285	$—	$27,514
Gross gains	215	—	914
Gross losses	(32,267)	—	—
The tax effect of the proceeds from the sale of securities available for sale was $6.7 million, $0 and $192,000 for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company pledges securities to secure retail and corporate repurchase agreements to the Federal Reserve for borrowing availability and as settlements for the fair value of swap agreements. At December 31, 2023, the Company had pledged $145.2 million of fair value or $170.3 million of amortized cost, in securities as collateral for $136.0 million in repurchase agreements, $1.4 billion of fair value or $1.7 billion of amortized cost, in securities as collateral for borrowing availability at the Federal Reserve with $430.0 million current outstanding borrowings and $20.2 million of fair value or $23.0 million of amortized cost, in securities as collateral for $26.6 million in settlements on the fair value of swap agreements.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 4 – Loans
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents total loans outstanding by portfolio class, as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Commercial
Owner occupied real estate	$640,731	$594,562
Non–owner occupied real estate	1,273,838	1,187,077
Residential spec homes	13,489	10,838
Development & spec land	34,039	27,358
Commercial & industrial	712,863	647,587
Total commercial	2,674,960	2,467,422
Real estate
Residential mortgage	654,295	612,551
Residential construction	26,841	40,741
Mortgage warehouse	45,078	69,529
Total real estate	726,214	722,821
Consumer
Direct installment	52,366	56,614
Indirect installment	399,946	500,549
Home equity	564,144	410,592
Total consumer	1,016,456	967,755
Total loans	4,417,630	4,157,998
Allowance for credit losses	(50,029)	(50,464)
Net loans	$4,367,601	$4,107,534
Total loans include net deferred loan costs of $21.9 million and $22.7 million at December 31, 2023 and 2022, respectively.

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
Commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves larger loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets, the general economy or fluctuations in interest rates. The properties securing the Company’s commercial real estate portfolio are diverse in terms of property type, and are monitored for concentrations of credit. Management monitors and evaluates commercial real estate loans based on collateral, cash flow and risk grade criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. In addition, management tracks the level of owner occupied commercial real estate loans versus non-owner occupied loans.
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
Non–performing Loans
The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at December 31, 2023:

	December 31, 2023
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$2,636	$—	$1,789
Non–owner occupied real estate	3,485	—	1,242
Residential spec homes	—	—	—
Development & spec land	617	—	617
Commercial and industrial	624	—	20
Total commercial	7,362	—	3,668
Real estate
Residential mortgage	8,058	—	—
Residential construction	—	—	—
Mortgage warehouse	—	—	—
Total real estate	8,058	—	—
Consumer
Direct installment	88	—	—
Indirect installment	899	299	—
Home equity	3,303	260	—
Total consumer	4,290	559	—
Total	$19,710	$559	$3,668

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents non–accrual loans, loans past due over 90 days still on accrual, and troubled debt restructured loans by class of loans at December 31, 2022:

	December 31, 2022
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing TDRs	Performing TDRs	Total	Non–performing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$3,423	$—	$—	$568	3,991	$3,805
Non–owner occupied real estate	3,866	—	—	269	4,135	2,211
Residential spec homes	101	—	—	—	101	101
Development & spec land	815	—	—	—	815	65
Commercial and industrial	288	—	—	—	288	288
Total commercial	8,493	—	—	837	9,330	6,470
Real estate
Residential mortgage	5,479	43	1,210	1,391	8,123	8,123
Residential construction	—	—	—	—	—	—
Mortgage warehouse	—	—	—	—	—	—
Total real estate	5,479	43	1,210	1,391	8,123	8,123
Consumer
Direct installment	138	26	—	—	164	164
Indirect installment	745	23	—	—	768	768
Home equity	2,775	—	338	342	3,455	3,455
Total consumer	3,658	49	338	342	4,387	4,387
Total	$17,630	$92	$1,548	$2,570	$21,840	$18,980

There was no interest income recognized on non–accrual loans during the twelve months ended December 31, 2023, 2022 and 2021 while the loans were in non–accrual status.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents the payment status by class of loan at December 31, 2023:

	December 31, 2023
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$638,389	$2,342	—	—	$2,342	$640,731
Non–owner occupied real estate	1,273,791	—	—	47	47	1,273,838
Residential spec homes	13,489	—	—	—	—	13,489
Development & spec land	33,036	—	1,003	—	1,003	34,039
Commercial and industrial	710,567	1,659	54	583	2,296	712,863
Total commercial	2,669,272	4,001	1,057	630	5,688	2,674,960
Real estate
Residential mortgage	646,984	2,823	2,353	2,135	7,311	654,295
Residential construction	26,841	—	—	—	—	26,841
Mortgage warehouse	45,078	—	—	—	—	45,078
Total real estate	718,903	2,823	2,353	2,135	7,311	726,214
Consumer
Direct installment	52,001	304	10	51	365	52,366
Indirect installment	393,615	4,958	736	637	6,331	399,946
Home equity	558,062	3,748	1,217	1,117	6,082	564,144
Total consumer	1,003,678	9,010	1,963	1,805	12,778	1,016,456
Total	$4,391,853	$15,834	$5,373	$4,570	$25,777	$4,417,630

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents the payment status by class of loans, excluding non–accrual loans of $17.6 million and non–performing TDRs $1.5 million of at December 31, 2022:

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
Modified Loans
The Company adopted ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, during the first quarter of 2023. These amendments eliminated the troubled debt restructured (“TDR”) recognition measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. During the twelve months ended December 31, 2023, the Company did not modify any troubled loans.
Prior to the adoption of ASU 2022–02, loans modified as TDRs generally consisted of allowing borrowers to defer scheduled principal repayments and make interest only payments for a specified period of time at the stated interest rate of the original loan agreement or lower payments due to a modification of the loans' contractual terms. TDRs that continued to accrue interest were individually monitored on a monthly basis and evaluated for impairment annually and transferred to non–accrual status when it was probable that any remaining principal and interest payments due on the loan would not be collected in accordance with the contractual terms of the loan. TDRs that subsequently defaulted were individually evaluated for impairment at the time of default.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents TDRs by class of loan at December 31, 2022:

	December 31, 2022
	Non-accrual	Accruing	Total
Commercial
Owner occupied real estate	$—	$568	$568
Non–owner occupied real estate	—	269	269
Residential spec homes	—	—	—
Development & spec land	—	—	—
Commercial and industrial	—	—	—
Total commercial	—	837	837
Real estate
Residential mortgage	1,210	1,391	2,601
Residential construction	—	—	—
Mortgage warehouse	—	—	—
Total real estate	1,210	1,391	2,601
Consumer
Direct installment	—	—	—
Indirect installment	—	—	—
Home equity	338	342	680
Total consumer	338	342	680
Total	$1,548	$2,570	$4,118

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The tables below present the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses, at December 31, 2023 and 2022.

	December 31, 2023
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$2,636	$—	$—	$2,636	$190
Non–owner occupied real estate	3,485	—	—	3,485	699
Development & spec land	617	—	—	617	—
Commercial and industrial	563	42	20	625	604
Total commercial	7,301	42	20	7,363	1,493
Total collateral dependent loans	$7,301	$42	$20	$7,363	$1,493

	December 31, 2022
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$3,905	$95	$—	$4,000	$215
Non–owner occupied real estate	4,135	—	—	4,135	988
Residential spec homes	101	—	—	101	—
Development & spec land	815	—	—	815	36
Commercial and industrial	—	248	31	279	—
Total commercial	8,956	343	31	9,330	1,239
Total collateral dependent loans	$8,956	$343	$31	$9,330	$1,239
Credit Quality Indicators
Horizon Bank’s processes for determining credit quality differ slightly depending on whether a new loan or a renewed loan is being underwritten, or whether an existing loan is being re–evaluated for credit quality. The latter usually occurs upon receipt of current financial information or other pertinent data that would trigger a change in the credit quality grade.
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
•    Commercial loan officers are responsible for reviewing their loan portfolios and promptly assessing any adverse change in credit quality and revising the risk rating appropriately. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the Credit Department of the change in the credit quality grade. Downgrades are accepted immediately, however, lenders must present their factual information to the Credit Department when recommending an upgrade. Downgrades to impaired status require the concurrence of the CCBO and the Senior Workout Loan Manager.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

•    Monthly, senior management meets as members of the Watch Committee, which reviews all of the past due, classified, and impaired loans and the relative trends of these assets. This committee also reviews the actions taken by management regarding foreclosure mitigation, loan extensions, loan modifications, other real estate owned and personal property repossessions. The information reviewed in this meeting acts as a precursor for developing management’s analysis of the adequacy of the Allowance for Credit Losses on Loans and Leases.
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

Risk Grade 4: Satisfactory/Monitored
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following tables present loans by credit grades and origination year at December 31, 2023.

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$66,814	$101,620	$73,199	$44,067	$41,726	$173,913	$93,432	$8,226	$602,997
Special Mention	3,920	490	3,777	—	2,038	8,128	—	452	18,805
Substandard	1,376	—	6,490	966	228	9,339	530	—	18,929
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$72,110	$102,110	$83,466	$45,033	$43,992	$191,380	$93,962	$8,678	$640,731
Gross charge–offs during period	$—	$—	$—	$—	$—	$3	$401	$—	$404
Non–owner occupied real estate
Pass	$116,031	$197,702	$149,540	$104,591	$83,394	$303,191	$246,569	$9,878	$1,210,896
Special Mention	1,366	16,135	1,334	254	845	36,590	—	—	56,524
Substandard	—	—	—	185	—	6,233	—	—	6,418
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$117,397	$213,837	$150,874	$105,030	$84,239	$346,014	$246,569	$9,878	$1,273,838
Gross charge–offs during period	$—	$—	$—	$—	$—	$9	$—	$—	$9
Residential spec homes
Pass	$—	$—	$498	$—	$—	$—	5,852	$7,139	$13,489
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$—	$498	$—	$—	$—	$5,852	$7,139	$13,489
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$29	$—	$29
Development & spec land
Pass	$5,133	$1,477	$990	$390	$247	$3,146	20,236	$170	$31,789
Special Mention	—	—	—	—	—	—	1,529	—	1,529
Substandard	—	—	—	—	—	104	617	—	721
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$5,133	$1,477	$990	$390	$247	$3,250	$22,382	$170	$34,039
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & industrial
Pass	$121,969	$151,847	$93,709	$12,154	$20,497	$59,041	60,539	$147,773	$667,529
Special Mention	1,434	726	265	2,137	119	1,305	9,375	18,836	34,197
Substandard	1,595	703	223	211	768	2,404	2,863	2,370	11,137
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial & industrial	124,998	153,276	94,197	14,502	21,384	62,750	72,777	168,979	712,863
Gross charge–offs during period	$—	$33	$—	$123	$25	$72	$344	$—	$597

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$40,920	$154,803	$157,480	$85,159	$30,464	$177,411	$—	$—	$646,237
Non–performing	118	1,591	748	259	647	4,695	—	—	8,058
Total residential mortgage	$41,038	$156,394	$158,228	$85,418	$31,111	$182,106	$—	$—	$654,295
Gross charge–offs during period	$—	$28	$—	$—	$—	$20	$—	$—	$48
Residential construction
Performing	$—	$—	$—	$—	$—	$—	$26,841	$—	$26,841
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$26,841	$—	$26,841
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	—	$45,078	$45,078
Non–performing	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$—	$45,078	$45,078
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$14,835	$13,447	$7,859	$4,246	$4,449	$5,074	$6	$2,362	$52,278
Non–performing	—	44	10	—	27	7	—	—	88
Total direct installment	$14,835	$13,491	$7,869	$4,246	$4,476	$5,081	$6	$2,362	$52,366
Gross charge–offs during period	$33	$28	$31	$10	$32	$27	$6	$—	$167
Indirect installment
Performing	$65,260	$191,871	$80,773	$35,995	$16,690	$8,159	$—	$—	$398,748
Non–performing	49	424	312	229	124	60	—	—	1,198
Total indirect installment	$65,309	$192,295	$81,085	$36,224	$16,814	$8,219	$—	$—	$399,946
Gross charge–offs during period	$86	$1,388	$708	$137	$58	$74	$—	$—	$2,451
Home equity
Performing	$26,376	$21,379	$5,121	$2,447	$3,885	$9,987	12,713	$478,673	$560,581
Non–performing	—	212	—	54	177	260	2,860	—	3,563
Total home equity	26,376	21,591	5,121	2,501	4,062	10,247	15,573	478,673	564,144
Gross charge–offs during period	$—	$10	$—	$103	$—	$91	$13	$—	$217

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents loans by credit grades and origination year at December 31, 2022.

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$101,713	$78,352	$50,363	$49,584	$38,068	$166,813	$76,493	$5,163	$566,549
Special Mention	—	6,677	—	7	—	2,729	83	—	9,496
Substandard	1,016	253	983	834	3,116	9,439	2,876	—	18,517
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$102,729	$85,282	$51,346	$50,425	$41,184	$178,981	$79,452	$5,163	$594,562
Non–owner occupied real estate
Pass	$183,862	$173,971	$134,394	$91,359	$57,345	$303,174	$182,681	$11,851	$1,138,637
Special Mention	—	1,415	265	883	39,239	617	—	—	42,419
Substandard	—	—	246	—	3,532	2,243	—	—	6,021
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$183,862	$175,386	$134,905	$92,242	$100,116	$306,034	$182,681	$11,851	$1,187,077
Residential spec homes
Pass	$—	$779	$—	$—	$—	$—	$4,333	$5,626	$10,738
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	100	—	100
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$779	$—	$—	$—	$—	$4,433	$5,626	$10,838
Development & spec land
Pass	$1,586	$1,230	$449	$270	$5	$9,717	$13,008	$22	$26,287
Special Mention	—	—	—	—	—	145	—	—	145
Substandard	—	—	—	—	—	178	748	—	926
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$1,586	$1,230	$449	$270	$5	$10,040	$13,756	$22	$27,358
Commercial & industrial
Pass	$174,482	$118,498	$20,939	$28,383	$28,061	$49,339	$49,276	$159,017	$627,995
Special Mention	718	368	31	53	706	1,551	—	1,208	4,635
Substandard	—	228	2,216	83	1,293	1,648	2,322	7,167	14,957
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial & industrial	175,200	119,094	23,186	28,519	30,060	52,538	$51,598	167,392	647,587

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$107,224	$157,387	$91,314	$33,768	$36,147	$178,588	$—	$—	$604,428
Non–performing	—	493	285	623	631	6,091	—	—	8,123
Total residential mortgage	$107,224	$157,880	$91,599	$34,391	$36,778	$184,679	$—	$—	$612,551
Residential construction
Performing	$—	$—	$—	$—	$—	$—	$40,741	$—	$40,741
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$40,741	$—	$40,741
Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	—	$69,529	$69,529
Non–performing	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	—	—	—	—	—	—	—	69,529	69,529

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$18,935	$12,233	$7,182	$7,582	$3,939	$4,419	$9	$2,151	$56,450
Non–performing	—	50	13	65	25	11	—	—	164
Total direct installment	$18,935	$12,283	$7,195	$7,647	$3,964	$4,430	$9	$2,151	$56,614
Indirect installment
Performing	$259,446	$118,961	$60,062	$34,576	$19,062	$7,674	$—	$—	$499,781
Non–performing	27	169	210	181	101	80	—	—	768
Total indirect installment	$259,473	$119,130	$60,272	$34,757	$19,163	$7,754	$—	$—	$500,549
Home equity
Performing	$26,232	$3,820	$3,355	$4,964	$5,392	$9,463	7,089	$346,822	$407,137
Non–performing	108	16	19	140	152	1,077	1,943	—	3,455
Total home equity	26,340	3,836	3,374	5,104	5,544	10,540	9,032	346,822	410,592

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 5 – Allowance for Credit and Loan Losses
The following table represents, by loan portfolio segment, a summary of changes in the ACL on loans for the twelve months ended December 31, 2023 and 2022.

	Twelve Months Ended December 31, 2023
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$32,445	$5,577	$1,020	$11,422	$50,464
Credit loss expense (recovery)	(1,765)	(3,107)	(539)	7,501	2,090
PCD loans charge–offs	(364)	—	—	—	(364)
Charge–offs	(1,039)	(48)	—	(2,835)	(3,922)
Recoveries	459	81	—	1,221	1,761
Balance, end of period	$29,736	$2,503	$481	$17,309	$50,029

	Twelve Months Ended December 31, 2022
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$40,775	$3,856	$1,059	$8,596	$54,286
Credit loss expense (recovery)	(7,650)	1,668	(39)	3,802	(2,219)
PCD loan charge–offs	(760)	—	—	—	(760)
Charge–offs	(266)	(97)	—	(2,231)	(2,594)
Recoveries	346	150	—	1,255	1,751
Balance, end of period	$32,445	$5,577	$1,020	$11,422	$50,464

The Company utilized the Cumulative Loss Rate method in determining expected future credit losses. The loss rate method measures the amount of loan charge–offs, net of recoveries, (“loan losses”) recognized over the life of a closed pool and compares those loan losses to the outstanding loan balance of that pool as of a specific point in time (“pool date”).
To estimate a CECL loss rate for the pool, management first identifies the loan losses recognized between the pool date and the reporting date for the pool and determines which loan losses were related to loans outstanding at the pool date. The loss rate method then divides the loan losses recognized on loans outstanding as of the pool date by the outstanding loan balance as of the pool date.
The Company’s expected loss estimate is anchored in historical credit loss experience, with an emphasis on all available portfolio data. The Company’s historical look–back period includes January 2009 through the current period, on a monthly basis. When historical credit loss experience is not sufficient for a specific portfolio, the Company may supplement its own portfolio data with external models or data. The Company supplemented data for 2009 and 2010 with the use of adjusted Uniform Bank Performance Report peer group data.
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
The Company’s CECL estimate applies to a forecast that incorporates macroeconomic trends and other environmental factors. Management utilized Moody's economic forecast scenarios including both National and Regional econometrics, as well as management judgment, as the basis for the forecast period. The historical loss rate was utilized as the base rate, and qualitative adjustments were utilized to reflect the forecast and other relevant factors.

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
Note 6 – Premises and Equipment

	December 31 2023	December 31 2022
Land	$31,310	$30,257
Buildings and improvements	89,637	85,977
Furniture and equipment	37,879	35,044
Total cost	158,826	151,278
Accumulated depreciation	(64,243)	(58,601)
Net premises and equipment	$94,583	$92,677

Note 7 – Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.479 billion and $1.532 billion at December 31, 2023 and 2022.
Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates, were used to stratify the originated mortgage servicing rights. Mortgage servicing rights are included in other assets on the balance sheets as of December 31, 2023 and 2022.

	December 31 2023	December 31 2022	December 31 2021
Mortgage servicing rights
Balances, January 1	$18,619	$17,780	$17,644
Servicing rights capitalized	1,220	3,184	4,209
Amortization of servicing rights	(1,032)	(2,345)	(4,073)
Balances, December 31	18,807	18,619	17,780
Impairment allowance
Balances, January 1	—	(2,594)	(5,172)
Additions	—	—	—
Reductions	—	2,594	2,578
Balances, December 31	—	—	(2,594)
Mortgage servicing rights, net	$18,807	$18,619	$15,186

Fair value, beginning of period	$19,992	$15,236	$12,356
Fair value, end of period	$19,891	$19,992	$15,236

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 8 – Goodwill and Intangible Assets

	December 31 2023	December 31 2022
Balance, January 1	$155,211	$154,572
Goodwill acquired	—	—
Measurement period adjustment	—	639
Balances, December 31	$155,211	$155,211
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
No impairment loss was recorded in 2023 or 2022. The Company tested goodwill for impairment during 2023 and 2022. During the third and fourth quarters of 2023, Horizon considered the amount by which fair value exceeded book value by performing a quantitative analysis. The Company engaged a third–party valuation specialist in performing its quantitative impairment analysis, which included a combination of valuation approaches to determine the fair value of the Bank reporting unit. These valuation approaches required certain assumptions such as the discount rate, economic conditions impacting interest and growth rates, the control premium, and a relative weighting given to the fair value derived by each of the valuation approaches used. At the conclusion of the assessment, the Company determined that as of December 31, 2023, it was more likely than not that the fair value of goodwill exceeded its carrying value.
As a result of acquisitions, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. These core deposit intangibles are being amortized over seven years to ten years using an accelerated method. Amortizable intangible assets are summarized as follows:

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Core deposit intangible	$35,190	$(21,564)	$42,220	$(24,981)
Amortization expense for intangible assets totaled $3.6 million, $3.6 million, and $3.9 million for the years ended December 31, 2023, 2022 and 2021. Estimated amortization for the years ending December 31 is as follows:

Year	Amount
2024	$3,403
2025	3,044
2026	2,566
2027	2,119
2028	1,754
Thereafter	740
$13,626

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 9 – Deposits

	December 31 2023	December 31 2022
Non–interest bearing demand deposits	$1,116,005	$1,277,768
Interest bearing demand deposits	1,688,986	1,931,863
Money market (variable rate)	897,125	744,262
Savings deposits	783,038	906,766
Certificates of deposit of $250,000 or more	632,846	551,365
Other certificates and time deposits	546,893	445,750
Total deposits	$5,664,893	$5,857,774
Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2024	$961,848	$151,636	$1,113,484
2025	34,614	9,224	43,838
2026	12,004	—	12,004
2027	7,286	—	7,286
2028	3,070	—	3,070
Thereafter	57	—	57
	$1,018,879	$160,860	$1,179,739

Note 10 – Borrowings

	December 31 2023	December 31 2022
Federal Home Loan Bank advances, variable and fixed rates ranging from 1.62% to 4.90%, due at various dates through November 21, 2033	$750,264	$575,376
Securities sold under agreements to repurchase	136,030	137,871
Federal funds purchased	—	134,746
Federal Reserve Bank - Discount Window	—	244,000
Federal Reserve Bank - Bank Term Funding Program	430,000	—
Secured borrowings	36,756	50,956
Total borrowings	$1,353,050	$1,142,949
The Federal Home Loan Bank advances are secured by first and second mortgage loans, commercial real estate loans and mortgage warehouse loans totaling approximately $1.7 billion. Advances are subject to restrictions or penalties in the event of prepayment. At December 31, 2023, the Bank had a total of $500.0 million in putable advances. The call dates for these advances range from January 19, 2024 to February 21, 2024 even though maturity dates extend beyond those dates. Prior to the issuance of the Company's 2023 financial statements, $400.0 million of these putable advances were called and funded by new putable advances.
At December 31, 2023, the Bank had available approximately $1.4 billion in credit lines with various money center banks, including the FHLB.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Contractual maturities in years ending December 31 are as follows:

Year	Amount
2024	$652,902
2025	200,073
2026	75
2027	—
2028	—
Thereafter	500,000
$1,353,050

Note 11 – Repurchase Agreements
Securities sold under agreements to repurchase consist of obligations of the Bank to other parties. The obligations are secured by federal agency collateralized mortgage obligations, federal agency mortgage–backed pools and private labeled mortgage–backed pools and such collateral is held in safekeeping by third parties. The maximum amount of outstanding agreements at any month end during 2023 and 2022 totaled $143.5 million and $148.7 million and the daily average of such agreements totaled $137.2 million and $141.0 million. The agreements at December 31, 2023 and 2022 are overnight agreements.
The following table shows repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase–to–maturity transactions
Federal agency collateralized mortgage obligations	$2,245	$—	$—	$—	$2,245
Federal agency mortgage–backed pools	126,349	—	—	—	126,349
Private labeled mortgage–backed pools	7,436	—	—	—	7,436
Total borrowings	$136,030	$—	$—	$—	$136,030

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2022
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase–to–maturity transactions
Federal agency collateralized mortgage obligations	$12,632	$—	$—	$—	$12,632
Federal agency mortgage–backed pools	116,040	—	—	—	116,040
Private labeled mortgage–backed pools	9,199	—	—	—	9,199
Total borrowings	$137,871	$—	$—	$—	$137,871
The prior year Repurchase Agreement note was revised to conform with current year financial statements. As a result, the securities pledged as collateral are presented by repurchase agreement rather than in total.
Securities sold under agreements to repurchase are secured by securities with a carrying amount of $145.2 million and $160.5 million at December 31, 2023 and December 31, 2022, respectively.
Note 12 – Subordinated Notes
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
On December 8, 2023, Horizon cancelled $3.5 million of the $60.0 million in Notes at a price of 89.5 recording a gain of $368,000. The balance net of unamortized issuance costs of the Notes was $55.5 million and $58.9 million at December 31, 2023 and December 31, 2022, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 13 – Junior Subordinated Debentures Issued to Capital Trusts
In October of 2004, Horizon formed Horizon Statutory Trust II (“Trust II”), a wholly owned statutory business trust. Trust II sold $10.3 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 2.21% (7.59% at December 31, 2023) and mature on November 23, 2034, and securities may be called at any quarterly interest payment date at par.
In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (“Trust III”), a wholly owned statutory business trust. Trust III sold $12.4 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 1.91% (7.30% at December 31, 2023) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par.
The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (“Alliance Trust”), to sell $5.2 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 2.91% (8.29% at December 31, 2023) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.
The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (“Am Tru Trust”), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 3.11% (8.49% at December 31, 2023) and mature in December 2033, and securities may be called at any quarterly interest payment date at par.
The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (“Heartland Trust”), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 1.93% (7.32% at December 31, 2023) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $2.2 million, net of the remaining purchase discount, at December 31, 2023.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The Company assumed additional debentures as the result of the LaPorte merger in July 2016. In October 2007, LaPorte assumed debentures as the result of its acquisition of City Savings Financial Corporation (“City Savings”). In June 2003, City Savings formed City Savings Statutory Trust I a wholly owned business trust (“City Savings Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from City Savings. The junior subordinated debentures are the sole assets of City Savings Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 3.36% (8.72% at December 31, 2023) and mature in June 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $4.6 million, net of the remaining purchase discount, at December 31, 2023.
The Company assumed additional debentures as the result of the Salin merger in March 2019. In October 2003, Salin Bancshares, Inc. (“Salin”) formed Salin Statutory Trust I (“Salin Trust”), to sell $20.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Salin. The junior subordinated debentures are the sole assets of Salin Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 3.21% (8.54% at December 31, 2023) and mature in October 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $18.2 million, net of the remaining purchase discount, at December 31, 2023.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
Note 14 – Supplemental Executive Retirement Plan
The Company sponsors a supplemental retirement plan for a select group of management or highly compensated employees of the Company under the 2005 Supplemental Executive Retirement Plan (the “SERP”). This plan was effective January 1, 2005, to replace the SERP originally effective January 1, 1993, which has been frozen. The SERP provides participating officers with supplemental retirement income in addition to the benefits provided under the Company's Employee Thrift Plan.
The SERP is a non-qualified defined contribution type plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer. The account balance will be credited each year with a Company matching contribution of $20,000 or $35,000 based on the officer's plan. Plan participants may select from two investment options which include cash or stock units of the Company's stock. Assets of the SERP (i.e. the participants' account balances) will not be physically invested in the investments selected by the participants; rather, they are utilized for the purpose of debiting or crediting additional amounts to each participants' account. The Company informally funds its obligation to plan participants in a rabbi trust, comprised of a money market fund and Company stock reported at estimated fair value based on quoted market prices. The assets held in the rabbi trust were reported at their estimated fair value of $10.6 million and $10.1 million at December 31, 2023 and December 31, 2022, respectively, and are included in cash and stockholders' equity in the Company's consolidated balance sheets. The related accrued benefit cost (representing the Company's benefit obligation to participants) of $10.6 million and $10.1 million at December 31, 2023 and December 31, 2022, respectively, is recorded in other liabilities in the Company's consolidated balance sheets.
The SERP is accounted for pursuant to FASB ASC section 715-70, “Compensation - Retirement Benefits - Defined Contribution Plans” (“ASC 715-70”). SERP participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes both the officer's and Company's contributions plus or minus the increase or decrease in the fair market value of the SERP assets selected by the participant. ASC 715-70 requires companies to record, on a periodic basis, that portion of a company's contribution earned during the period by the participants (the “Expense”). The Company is accruing the Expense under the assumption that all participants in the SERP will achieve full vesting (five years of service). The related Company matching contribution was $344,000, $404,000 and $375,000 for the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 15 – Employee Benefit Plans
The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the Plan totaled approximately $1.9 million in 2023, $1.9 million in 2022 and $1.5 million in 2021.
The Plan owned a total of 723,596 shares of Horizon’s stock or 1.6% of the outstanding shares as of December 31, 2023.

Note 16 – Income Tax

	December 31 2023	December 31 2022	December 31 2021
Income tax expense
Currently payable
Federal	$14,980	$9,111	$11,742
State	(640)	888	1,303
Deferred
Federal	(8,594)	2,208	2,056
State	71	(31)	255
Revaluation of deferred tax assets	5,201	—	—
Total income tax expense	$11,018	$12,176	$15,356
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 21%	$8,190	$22,173	$21,514
Tax exempt interest	(6,777)	(6,623)	(5,362)
Tax exempt BOLI income	(779)	(746)	(604)
Stock compensation	(88)	(232)	(250)
Revaluation of deferred tax assets	5,201	—	—
Other tax exempt income	(371)	(454)	(404)
State tax	142	676	1,231
Tax credit investments	(2,976)	(2,774)	(981)
BOLI redemption ordinary income	5,316	—	—
BOLI redemption excise	2,532	—	—
Nondeductible and other	628	156	212
Actual tax expense	$11,018	$12,176	$15,356

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31 2023	December 31 2022
Assets
Allowance for credit losses	$12,546	$12,762
Net operating loss and tax credits	9,592	9,313
Director and employee benefits	2,471	2,019
Unrealized loss on AFS securities and cash flow hedge	17,706	28,230
Basis in partnership equity investments	1,322	—
Capital loss carryover	5,201	—
Other	2,856	555
Total assets	51,694	52,879
Liabilities
Depreciation	(4,512)	(4,599)
State tax	(253)	(262)
Federal Home Loan Bank stock dividends	(365)	(368)
Difference in basis of intangible assets	(4,545)	(4,440)
Fair value adjustment on acquisitions	(2,142)	(2,807)
Other	(1,131)	(68)
Total liabilities	(12,948)	(12,544)
Valuation allowance	(5,201)	—
Net deferred tax asset/(liability)	$33,545	$40,335
During 2023, the Company generated a state net operating loss of $6.2 million that may be carried forward for 15 years. The Company has federal general business tax credits of $9.6 million that can be carried forward twenty years and expire beginning in 2042.
During 2023, the Company generated a capital loss of $32.1 million as a result of the sale of investment securities owned by Horizon Investments, Inc. As a result of previously generated capital gains within the last three tax years, $7.3 million of the capital loss can be offset by those capital gains. The remaining $24.8 million is allowed to be carried forward for a period of five years to offset future capital gains that are recognized. The tax effect of this capital loss carryforward is $5.2 million. Management has concluded that a valuation allowance against this deferred tax attribute was required and will be reevaluated until it is more likely than not that the capital loss carryforward can be realized.
Retained earnings of the Bank include approximately $12.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions income to bad debt deductions as of December 31, 1987 for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $2.7 million at December 31, 2023.
The Company files income tax returns in the U.S. federal jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2020.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 17 – Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax included in capital are as follows:

	December 31 2023	December 31 2022
Unrealized gain (loss) on securities available for sale, net of tax	$(69,018)	$(110,714)
Unamortized gain on securities held to maturity, previously transferred from AFS, net of tax	2,409	2,955
Unrealized gain on derivative instruments, net of tax	—	1,561
Total accumulated other comprehensive income (loss)	$(66,609)	$(106,198)

Note 18 – Commitments, Off–Balance Sheet Risk and Contingencies
The Bank was not required to have any cash on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing balance requirements at December 31, 2023. These balances would be included in cash and cash equivalents and would not earn interest.
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
At December 31, 2023 and 2022, commitments to make loans amounted to approximately $1.6 billion and $1.5 billion and commitments under outstanding standby letters of credit amounted to approximately $16.5 million and $17.8 million. Since many commitments to make loans and standby letters of credit expire without being used, the amount does not necessarily represent future cash advances. The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The Company determines the estimated amount of expected credit extensions based on historical usage to calculate the amount of exposure for a loss estimate. As of December 31, 2023 and 2022, the Company held a non–material reserve, respectively, as a loss estimate for these exposures.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets, or leverage ratio. For December 31, 2023 and 2022, Basel III rules require the Company and Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally, under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

To be categorized as well capitalized, the Company and Bank must maintain minimum Total risk-based, Tier I risk-based, common equity Tier I risk-based and Tier I leverage ratios as set forth in the table below. As of December 31, 2023 and December 31, 2022, the Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the year ending December 31, 2023 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well-capitalized status for bank holding companies.
Horizon and the Bank’s actual and required capital ratios as of December 31, 2023 and 2022 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital (to risk–weighted assets)(1)
Consolidated	$786,436	14.11%	$446,000	8.00%	$585,374	10.50%	N/A	N/A
Bank	714,402	12.87%	444,147	8.00%	582,943	10.50%	$555,184	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	735,792	13.20%	334,500	6.00%	473,874	8.50%	N/A	N/A
Bank	663,758	11.96%	333,111	6.00%	471,907	8.50%	444,147	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	619,153	11.11%	250,875	4.50%	390,250	7.00%	N/A	N/A
Bank	663,758	11.96%	249,833	4.50%	388,629	7.00%	360,870	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	735,792	9.36%	314,306	4.00%	314,306	4.00%	N/A	N/A
Bank	663,758	8.41%	315,550	4.00%	315,550	4.00%	394,438	5.00%
December 31, 2022
Total capital (to risk–weighted assets)(1)
Consolidated	$776,390	14.37%	$432,172	8.00%	$567,226	10.500%	N/A	N/A
Bank	726,339	13.59%	427,456	8.00%	561,036	10.500%	$534,320	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	729,835	13.51%	324,129	6.00%	459,183	8.500%	N/A	N/A
Bank	679,784	12.72%	320,592	6.00%	454,172	8.500%	427,456	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	609,630	11.28%	243,097	4.50%	378,151	7.500%	N/A	N/A
Bank	679,784	12.72%	240,444	4.50%	374,024	7.500%	347,308	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	729,835	10.03%	291,122	4.00%	291,122	4.000%	N/A	N/A
Bank	679,784	8.89%	305,996	4.00%	305,999	4.000%	382,495	5.00%
(1)As defined by regulatory agencies
The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 20 – Share–Based Compensation
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
The options shares granted under the 2013 Plan vest at a rate designated per the individual agreements.
The fair value of options granted is estimated on the date of the grant using an option–pricing model. There have been no options granted since 2019.
A summary of option activity under the 2013 Plan as of December 31, 2023, and changes during the year then ended, is presented below:

	Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	168,013	$14.64
Granted	—	—
Exercised	(31,178)	9.76
Forfeited	(16,155)	17.25
Outstanding, end of year	120,680	15.54	3.36	$136,560
Exercisable, end of year	120,680	15.54	3.36	136,560
There have been no options granted during the years 2023, 2022 and 2021.

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
The option shares granted under the 2021 Plan vest at a rate designated per the individual agreements.
A summary of the status of Horizon’s non–vested restricted and performance shares as of December 31, 2023 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non–vested, beginning of year	520,459	$16.58
Vested	(163,557)	10.28
Granted	327,479	11.11
Forfeited	(53,660)	16.63
Non–vested, end of year	630,721	15.36
Compensation expense recognized in the income statement for option–based payment arrangements during 2023, 2022 and 2021 was $0, $13,000 and $68,000. The recognized tax benefit related thereto was approximately $0, $3,000 and $14,000 for the years ended December 31, 2023, 2022 and 2021. No stock options were granted during 2023 or 2022.
Compensation expense recognized in the income statement for restricted share and performance share based payment arrangements during 2023, 2022 and 2021 was $3.6 million, $2.5 million, and $1.8 million. The recognized tax benefit related thereto was approximately $753,000, $517,000, and $368,000 for the years ended December 31, 2023, 2022 and 2021.
Cash received from option exercise under all share–based payment arrangements for the years ended December 31, 2023, 2022 and 2021 was $0, $145,000, and $1.1 million. The actual tax benefit realized for the tax deductions from option exercise of the share–based payment arrangements totaled $58,000, $126,000, and $334,000, for the years ended December 31, 2023, 2022 and 2021.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

As of December 31, 2023, there was $4.5 million of total unrecognized compensation cost related to all non–vested share–based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted–average period of 11 months. Under all plans, forfeitures of share–based compensation grants are recognized as they occur.
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
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. The Company has also entered into interest rate swap agreements on individual security agreements, converting the fixed rate security to a variable rate. At December 31, 2023, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
The change in fair value of both the hedge instruments and the underlying loan and security agreements are recorded as gains or losses in non–interest income. The fair value hedges are considered to be highly effective any any hedge ineffectiveness was deemed not material.
Other Derivative Instruments
The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2023, the Company’s fair values of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	December 31, 2023		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	558,164	26,556	514,881	24,024
Mortgage loan contracts	4,844	33	—	—
Commitments to originate mortgage loans	4,351	125	—	—
Total derivatives not designated as hedging instruments	567,359	26,714	514,881	24,024
Total derivatives	$567,359	$26,714	$514,881	$24,024

	Asset Derivatives		Liability Derivatives
	December 31, 2022		December 31, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – cash flow hedges	$50,000	$1,976	$—	$—
Total derivatives designated as hedging instruments	50,000	1,976	—	—
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedge	514,551	42,619	514,551	42,619
Mortgage loan contracts	—	—	13,800	50
Commitments to originate mortgage loans	12,179	284	—	—
Total derivatives not designated as hedging instruments	526,730	42,903	528,351	42,669
Total derivatives	$576,730	$44,879	$528,351	$42,669
The effect of the derivative instruments on the consolidated statement of comprehensive income (loss) for the 12–month periods ended December 31 is as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative Years Ended December 31
	2023	2022	2021
Derivatives in cash flow hedging relationship
Interest rate contracts	$(1,561)	$4,463	$3,610
The effect of derivatives designated as a hedging instrument on the consolidated statements of income for the 12–month periods ended December 31 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2023	2022	2021
Derivative designated as hedging instruments
Interest rate contracts – cash flow hedges	Interest expense – Borrowings	$1,832	$(628)	$(1,901)
Total		$1,832	$(628)	$(1,901)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The effect of derivatives not designated as a hedging instrument on the consolidated statements of income for the 12–month periods ended December 31 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2023	2022	2021
Derivative not designated as hedging instruments
Interest rate contracts – fair value hedge	Interest income – loans receivable	$1,169	$(39)	$(372)
Interest rate contracts – fair value hedge	Interest income – investment securities	240	(99)	(267)
Mortgage loan contracts	Non–interest income – Gain on sale of loans	83	188	(238)
Commitments to originate mortgage loans	Non–interest income – Gain on sale of loans	(159)	(753)	(8)
Total		$1,333	$(703)	$(885)

Note 22 – Disclosures about Fair Value of Assets and Liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:
Level 1    Quoted prices in active markets for identical assets or liabilities
Level 2    Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3    Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2023.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	December 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$64,377	$—	$64,377	$—
State and municipal	304,030	—	304,030	—
Federal agency collateralized mortgage obligations	3,580	—	3,580	—
Federal agency mortgage–backed pools	137,297	—	137,297	—
Corporate notes	37,967	—	37,967	—
Total available for sale securities	547,251	—	547,251	—
Interest rate swap agreements asset	26,556	—	26,556	—
Commitments to originate mortgage loans	125	—	125	—
Mortgage loan contracts	33	—	33	—
Interest rate swap agreements liability	(24,024)	—	(24,024)	—

	December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$267,179	$—	$267,179	$—
State and municipal	433,544	—	433,544	—
Federal agency collateralized mortgage obligations	31,215	—	31,215	—
Federal agency mortgage–backed pools	190,656	—	190,656	—
Corporate notes	74,964	—	74,964	—
Total available for sale securities	997,558	—	997,558	—
Interest rate swap agreements asset	44,595	—	44,595	—
Commitments to originate mortgage loans	284	—	284	—
Interest rate swap agreements liability	(42,619)	—	(42,619)	—
Mortgage loan contracts	(50)	—	(50)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Certain other assets are measured at fair value on a nonrecurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Collateral dependent loans	$2,918	$—	$—	$2,918
December 31, 2022
Collateral dependent loans	$8,091	$—	$—	$8,091
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
The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2023 and 2022.

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$2,918	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	16.9%–34.2% (21.5%)

	December 31, 2022
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$8,091	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0.0%–100.0% (13.3%)

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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2023 and December 31, 2022. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off–balance sheet financial

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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
Deposits — The fair value of demand deposits, savings accounts, interest bearing checking accounts and money market deposits is the amount payable on demand at the reporting date and are classified within Level 1. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturity and are classified within Level 2.
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

	December 31, 2023
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$526,515	$526,515	$—	$—
Interest–earning time deposits	2,205	—	2,190	—
Investment securities, held to maturity	1,945,638	—	1,668,601	—
Loans held for sale	1,418	—	—	1,418
Loans, net	4,367,601	—	—	4,072,568
Stock in FHLB	34,509	—	34,509	—
Interest receivable	38,710	—	38,710	—
Liabilities
Non–interest bearing deposits	$1,116,005	$1,116,005	$—	$—
Interest bearing deposits	4,548,888	3,369,149	1,171,452	—
Borrowings	1,353,050	—	1,347,129	—
Subordinated notes	55,543	—	53,283	—
Junior subordinated debentures issued to capital trusts	57,258	—	50,063	—
Interest payable	22,249	—	22,249	—

	December 31, 2022
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$123,505	$123,505	$—	$—
Interest–earning time deposits	2,812	—	2,778	—
Investment securities, held to maturity	2,022,748	—	1,681,309	—
Loans held for sale	5,807	—	—	5,807
Loans, net	4,107,534	—	—	3,852,458
Stock in FHLB	26,677	—	26,677	—
Interest receivable	35,294	—	35,294	—
Liabilities
Non–interest bearing deposits	$1,277,768	$1,277,768	$—	$—
Interest bearing deposits	4,580,006	3,582,891	980,456	—
Borrowings	1,142,949	—	1,139,926	—
Subordinated notes	58,896	—	56,496	—
Junior subordinated debentures issued to capital trusts	57,027	—	51,327	—
Interest payable	5,380	—	5,380	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 24 – General Litigation
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
Based on our initial review of these actions, management believes that the Company has strong defenses to the claims and intends to vigorously defend against them. As of December 31, 2023, no liabilities related to the above matters were recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.
In addition to the matters described above, from time to time, Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
Note 25 – Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp, Inc.:
Condensed Balance Sheets

	December 31 2023	December 31 2022
Assets
Total cash and cash equivalents	$79,749	$54,097
Investment in subsidiaries	765,299	748,983
Other assets	7,008	10,519
Total assets	$852,056	$813,599
Liabilities
Subordinated notes	$55,543	$58,896
Junior subordinated debentures issued to capital trusts	57,258	57,027
Other liabilities	20,443	20,301
Stockholders’ Equity	718,812	677,375
Total liabilities and stockholders’ equity	$852,056	$813,599

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Condensed Statements of Income

	Years Ended December 31
	2023	2022	2021
Operating Income (Expense)
Dividend income from subsidiaries	$55,500	$34,750	$22,500
Interest expense	(8,226)	(6,258)	(5,767)
Other income	431	45	25
Salaries and employee benefits	(3,502)	(2,551)	(1,890)
Other expense	(370)	(411)	(591)
Income Before Undistributed Income (Dividends in Excess) of Subsidiaries	43,833	25,575	14,277
Undistributed income (dividends in excess) of subsidiaries	(17,838)	66,473	71,439
Income Before Tax	25,995	92,048	85,716
Income tax benefit	1,986	1,360	1,375
Net Income Available to Common Shareholders	$27,981	$93,408	$87,091

Condensed Statements of Comprehensive Income (Loss)

	Years Ended December 31
	2023	2022	2021
Net Income	$27,981	$93,408	$87,091
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	(523)	5,649	4,570
Reclassification adjustment for swap termination gain realized in income	(1,453)	—	—
Income tax effect	415	(1,186)	(960)
Changes from derivative instruments	(1,561)	4,463	3,610
Change in securities:
Unrealized gain (loss) for the period on available for sale securities	20,728	(147,345)	(35,547)
Reclassification of gain (loss) from available for sale securities to held to maturity securities	—	(794)	5,869
Amortization (accretion) from transfer of securities from available for sale to held to maturity securities	(691)	(1,236)	66
Reclassification adjustment for securities (gains) losses realized in income	32,052	—	(914)
Income tax effect	(10,939)	31,369	6,409
Unrealized gains (losses) on securities	41,150	(118,006)	(24,117)
Other Comprehensive Income (Loss), Net of Tax	39,589	(113,543)	(20,507)
Comprehensive Income (Loss)	$67,570	$(20,135)	$66,584

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Condensed Statements of Cash Flows

	Years Ended December 31
	2023	2022	2021
Operating Activities
Net income	$27,981	$93,408	$87,091
Items not requiring (providing) cash
Dividends in excess (equity in undistributed net income) of subsidiaries	17,838	(66,473)	(71,439)
Change in:
Share based compensation	3,586	2,475	1,819
Other assets	7,184	(284)	730
Other liabilities	(413)	120	946
Net cash provided by operating activities	56,176	29,246	19,147
Investing Activities
Capital contribution to subsidiary	—	—	(60,000)
Other investing activities	1,762	—	—
Net cash used in investing activities	1,762	—	(60,000)
Financing Activities
Other change in borrowings	378	388	384
Repurchase of outstanding stock	—	—	(7,607)
Dividends paid on common shares	(28,311)	(27,765)	(24,768)
Net settlement of share awards	(1,221)	(1,824)	(1,355)
Stock option exercises	—	145	1,062
Repayment of subordinated notes	(3,132)	—	—
Net cash used in financing activities	(32,286)	(29,056)	(32,284)
Net Change in Cash and Cash Equivalents	25,652	190	(73,137)
Cash and Cash Equivalents at Beginning of Year	54,097	53,907	127,044
Cash and Cash Equivalents at End of Year	$79,749	$54,097	$53,907

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Horizon Bancorp, Inc.
Michigan City, Indiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Horizon Bancorp, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2024, expressed an unqualified opinion thereon.

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
Allowance for Credit Losses (“ACL”)

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for credit losses (“ACL”) was $50.6 million at December 31, 2023. The Company utilized the Cumulative Loss Rate method in determining expected future credit losses. The loss rate method measures the amount of loan charge–offs, net of recoveries, (“loan losses”) recognized over the life of a closed pool and compares those loan losses to the outstanding loan balance of that pool as of a specific point in time (“pool date”). Management utilized Moody's economic forecast scenarios including both National and Regional econometrics, as well as management judgment, as the basis for the forecast period.

We identified the quantitative component of the ACL as a critical audit matter. The principal considerations for our determination included the high degree of subjectivity and complexity involved in management’s determination and application of the reasonable and supportable forecasts in cumulative loss rate model, and the significant audit effort required driven by management’s use of internal historical data in the calculation of the loss rate. This required a high degree of effort, specialized skills and knowledge, and significant judgment.

Our audit procedures related to the estimated allowance for credit losses at December 31, 2023 included:

•Obtained an understanding of the Company’s process for establishing the ACL, including:

◦Controls over the completeness and accuracy of inputs into the model, specifically the loss rate calculations, and

◦Controls over management’s review and approval of the ACL, including management’s determination of the reasonable and supportable forecasts.

•Testing the completeness and accuracy of key inputs and assumptions used in the model’s quantitative calculation, such as the regression model and economic forecasts and integrity of loan segments.

•Evaluated management’s reasonable and supportable economic forecast used in the model.

Goodwill Impairment Assessment

The Company has recorded goodwill of $155.2 million as of December 31, 2023. As further described in Notes 1 and 8 to the consolidated financial statements. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. The Company engaged a third-party valuation specialist in performing its quantitative impairment analysis, which included a combination of valuation approaches to determine the fair value of the Bank reporting unit. These valuation approaches required certain assumptions such as the discount rate, economic conditions impacting interest and growth rates, the control premium, and a relative weighting given to the fair value derived by each of the valuation approaches used.

We identified the Company’s quantitative goodwill impairment assessment as a critical audit matter. The principal considerations for that determination were the degree of subjectivity and judgment required to audit management’s goodwill impairment assessment. Specifically, the subjectivity and judgment is primarily identified within the evaluation of valuation approaches selected and key assumptions used by management in performing its assessment, including the selection of comparable publicly-traded companies and control premium utilized in the valuation approaches.

The primary procedures we performed to address this critical audit matter included the following:

•We evaluated the design and tested the operating effectiveness of controls related to management’s goodwill impairment assessment including controls over management’s review of the quantitative analysis performed on the reporting unit, including the key assumptions used to determine the fair value of the reporting unit.

•We tested key financial data used within the valuation approaches by agreeing key inputs to internal and external sources.

•We evaluated, with the assistance of our internal valuation specialists, appropriateness of valuation approaches selected by management, the selection of a control premium and of comparable publicly-traded companies, and the overall reasonableness of the estimated fair value of the reporting unit.
/s/ FORVIS, LLP
We have served as the Company’s auditor since 1998.
Indianapolis, Indiana
March 15, 2024

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Horizon Bancorp, Inc.
Michigan City, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited Horizon Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2023 and 2022, and for each of the three years in the period ended December 31, 2023, and our report dated March 15, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
Indianapolis, Indiana
March 15, 2024

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
The consolidated financial statements in the Annual Report have been audited by FORVIS, LLP, an independent registered public accounting firm, for 2023, 2022 and 2021. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

HORIZON BANCORP, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, Horizon has evaluated the effectiveness of the design and operation of its disclosure controls (as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of December 31, 2023, Horizon’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by Horizon in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow for timely decisions regarding disclosure.

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
Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that Horizon’s internal control over financial reporting as of December 31, 2023 was effective based on the specified criteria.

Remediation

As disclosed in Part II, Item 9A of the Company's Annual Report on Form 10–K for the yer ended December 31, 2022, during the first quarter of 2023 management identified material weaknesses with respect to insufficient controls over the reporting, classification, and disclosure of loans, investments and individual cash flow line items and lack of sufficient controls around the financial reporting process to allow for the timely release of financial statements.

Throughout the year ended December 31, 2023, management implemented its previously disclosed remediation plan to update its design and implementation of controls to remediate the aforementioned deficiencies and enhance the Company's internal control environment, which included:

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

HORIZON BANCORP, INC.
Horizon’s management completed testing of the implemented controls during the quarter ended December 31, 2023, and found such controls to be operating effectively. As a result, management has concluded that the foregoing material weaknesses in internal control over financial reporting have been remediated as of December 31, 2023.
Attestation Report of Registered Public Accounting Firm

FORVIS, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, is included in this Annual Report on Form 10–K in Item 8, following FORVIS, LLP’s audit report.
Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that, other than the remediation of the material weaknesses described above, no changes in the Company's internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

HORIZON BANCORP, INC.
PART III
Certain information is omitted from this report pursuant to General Instruction G. (3) of Form 10–K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2023.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	120,680	$15.54	1,154,228
Equity compensation plans not approved by security holders	—	$—	—
	120,680	$15.54	1,154,228
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed As Part of This Annual Report on Form 10–K:
1.    Financial Statements
The following financial statements are filed as part of this document under Item 8:
Consolidated Balance Sheets at December 31, 2023 and 2022
Consolidated Statements of Income, years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Comprehensive Income, years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity, years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows, years ended December 31, 2023, 2022 and 2021 Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
2.    Financial Statement Schedules
Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.
3.    Exhibits
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number	Description	Incorporated by Reference/Attached

3.1	Amended and Restated Articles of Incorporation of Horizon Bancorp, Inc. effective May 16, 2018	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8–K filed on May 16, 2018

3.2	Amended and Restated Bylaws of Horizon Bancorp, Inc.	Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8–K filed on December 20, 2022

4.1	Description of Common Stock	Incorporated by reference to Exhibit 4.1 to Registrant's Form 10–K for the year ended December 31, 2020

4.2	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10–K for the year ended December 31, 2009

4.3	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10–K for the year ended December 31, 2009

4.4	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8–K filed on December 21, 2006

4.5	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8–K filed on December 21, 2006

4.6	Indenture for Subordinated Debt, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.1 to Registrant's Form 8–K filed on June 24, 2020

4.7	First Supplemental Indenture, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.2 to Registrant's Form 8–K filed on June 24, 2020

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
10.1*	Form of Restricted Stock Award Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10–K for the year ended December 31, 2009

10.2*	Form of Option Grant Agreement under 2003 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10–K for the year ended December 31, 2009

10.3*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders

10.4*	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on June 18, 2013

10.5*	Form of Nonqualified Stock Option Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on June 18, 2013

10.6*	Form of Performance Share Award Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on March 27, 2017

10.7*	Form of Performance Share Award Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on March 27, 2017

10.8*	Form of Restricted Stock Award Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9 to Registrant’s Form10–K filed on February 28, 2018

10.9*	Form of Restricted Stock Award Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10–K filed on February 28, 2018

10.10*	Horizon Bancorp, Inc. 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders

10.11*	Form of Restricted Stock Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on May 11, 2021

10.12*	Form of Restricted Stock Award Agreement (performance–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.13 to Registrant's Form 10–K filed on March 9, 2022

10.13*	Form of Restricted Stock Unit Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 to Registrant's Form 8–K filed on May 11, 2021

10.14*	Form of Restricted Stock Unit Award Agreement (performance–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.15 to Registrant's Form 10–K filed on March 9, 2022

10.15*	Form of Stock Option Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to Registrant's Form 8–K filed on May 11, 2021

10.16*	1997 Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1997, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222329)

10.17*	2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222329)

10.18*	1998 Directors Deferred Compensation Plan, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222330)

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached

10.19*	Amended and Restated 2005 Directors Deferred Compensation Plan, dated December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222330)

10.20*	Description of Executive Officer Bonus Plan	Incorporated by reference to Exhibit 10.15 to Registrant's Form 10–K for the year ended December 31, 2020

10.21*	Employment Agreement (Mark E. Secor), dated as of November 6, 2023	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on November 7, 2023

10.22*	Change in Control Agreement (Mark E. Secor), dated January 1, 2020	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8–K filed on January 7, 2020

10.23*	Change in Control Agreement (Kathie A. DeRuiter), dated January 1, 2020	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8–K filed on January 7, 2020

10.24*	Change in Control Agreement (Todd A. Etzler), dated January 1, 2020	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 8–K filed on January 7, 2020

10.25*	Amended and Restated Employment Agreement (Thomas M. Prame), dated June 1, 2023	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K filed on May 18, 2023

10.26*	Amended and Restated Change in Control Agreement (Thomas M. Prame), dated June 1, 2023	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on May 18, 2023

10.27*	Second Amended and Restated Employment Agreement (Craig M. Dwight), dated September 20, 2022	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K filed on September 20, 2022

10.28*	Amendment to Change in Control Agreement (Kathie A. DeRuiter), dated December 1, 2022	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K filed on December 1, 2022

10.29*	Amendment to Change in Control Agreement (Todd A. Etzler), dated December 1, 2022	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on December 1, 2022

10.30*	Change in Control Agreement (Lynn M. Kerber), dated October 1, 2020	Incorporated by reference to Exhibit 10.33 to Registrant's Form 10–K filed on March 15, 2023

10.31*	Amendment to Change in Control Agreement (Lynn M. Kerber), dated December 1, 2022	Incorporated by reference to Exhibit 10.34 to Registrant's Form 10–K filed on March 15, 2023

14	Code of Ethics for Executive Officers and Directors	Incorporated by reference to Exhibit 14 to Registrant’s Form 8–K filed on December 21, 2017

21	Subsidiaries of Horizon	Attached

23	Consent of FORVIS, LLP	Attached

31.1	Certification of Thomas M. Prame pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of Mark E. Secor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Thomas M. Prame pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of Mark E. Secor pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
97	Horizon Bancorp, Inc. Compensation Recovery Policy	Attached

101	Inline Interactive Data Files	Attached

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Embedded Within the Inline XBRL Document
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

Horizon Bancorp, Inc. Registrant

Date: March 15, 2024	By:	/s/ Thomas M. Prame
Thomas M. Prame Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2024	By:	/s/ Mark E. Secor
Mark E. Secor Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date	Signature and Title

March 15, 2024	/s/ Craig M. Dwight
Craig M. Dwight, Chairman of the Board and Director

March 15, 2024	/s/ Kevin W. Ahern
Kevin W. Ahern, Director

March 15, 2024	/s/ Eric P. Blackhurst
Eric P. Blackhurst, Director

March 15, 2024	/s/ Lawernce E. Burnell
Lawernce E. Burnell, Director

March 15, 2024	/s/ James B. Dworkin
James B. Dworkin, Director

March 15, 2024	/s/ Julie Scheck Freigang
Julie Scheck Freigang, Director

March 15, 2024	/s/ Brian W. Maass
Brian W. Maass, Director

March 15, 2024	/s/ Michele M. Magnuson
Michele M. Magnuson, Director

March 15, 2024	/s/ Steven W. Reed
Steven W. Reed, Director

March 15, 2024	/s/ Vanessa P. Williams
Vanessa P. Williams, Director