Form 10-Q
period 2024-03-31
HORIZON BANCORP INC /IN/
filed 2024-05-10
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,115,840     shares of Common Stock, no par value, at May 9, 2024.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$271,088	$526,515
Interest earning time deposits	1,715	2,205
Investment securities, available for sale	535,319	547,251
Investment securities, held to maturity (fair value of $1,627,853 and $1,668,758)	1,925,725	1,945,638
Loans held for sale	922	1,418
Loans, net of allowance for credit losses of $50,387 and $50,029	4,567,788	4,367,601
Premises and equipment, net	94,303	94,583
Federal Home Loan Bank stock	53,826	34,509
Goodwill	155,211	155,211
Other intangible assets	12,754	13,626
Interest receivable	40,008	38,710
Cash value of life insurance	36,455	36,157
Other assets	160,593	177,061
Total assets	$7,855,707	$7,940,485
Liabilities
Deposits
Non–interest bearing	$1,093,076	$1,116,005
Interest bearing	4,486,794	4,548,888
Total deposits	5,579,870	5,664,893
Borrowings	1,359,121	1,353,050
Subordinated notes	55,634	55,543
Junior subordinated debentures issued to capital trusts	57,315	57,258
Interest payable	7,853	22,249
Other liabilities	74,664	68,680
Total liabilities	7,134,457	7,221,673
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
Issued and Outstanding 44,115,840 and 44,106,174 shares	—	—
Additional paid-in capital	356,599	356,400
Retained earnings	435,927	429,021
Accumulated other comprehensive loss	(71,276)	(66,609)
Total stockholders’ equity	721,250	718,812
Total liabilities and stockholders’ equity	$7,855,707	$7,940,485
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2024	2023
Interest Income
Loans receivable	$66,954	$55,364
Investment securities – taxable	7,362	8,725
Investment securities – tax exempt	6,451	7,556
Other	4,497	153
Total interest income	85,264	71,798
Interest Expense
Deposits	27,990	14,819
Borrowed funds	11,930	9,771
Subordinated notes	831	880
Junior subordinated debentures issued to capital trusts	1,225	1,091
Total interest expense	41,976	26,561
Net Interest Income	43,288	45,237
Credit loss expense	805	242
Net Interest Income after Credit Loss Expense	42,483	44,995
Non–interest Income
Service charges on deposit accounts	3,214	3,028
Wire transfer fees	101	109
Interchange fees	3,109	2,867
Fiduciary activities	1,315	1,275
Gain (loss) on sale of investment securities	—	(500)
Gain on sale of mortgage loans	626	785
Mortgage servicing income, net	439	713
Increase in cash value of bank owned life insurance	298	981
Other income	827	362
Total non–interest income	9,929	9,620
Non–interest Expense
Salaries and employee benefits	20,268	18,712
Net occupancy expenses	3,546	3,563
Data processing	2,464	2,669
Professional fees	607	533
Outside services and consultants	3,359	2,717
Loan expense	719	1,118
FDIC insurance expense	1,320	540
Core deposit intangible amortization	872	903
Other losses	16	221
Other expense	3,936	3,548
Total non–interest expense	37,107	34,524
Income Before Income Taxes	15,305	20,091
Income tax expense	1,314	1,863
Net Income	$13,991	$18,228
Basic Earnings Per Share	$0.32	$0.42
Diluted Earnings Per Share	0.32	0.42
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2024	2023
Net Income	$13,991	$18,228
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	—	(558)
Income tax effect	—	116
Changes from derivative instruments	—	(442)
Change in securities:
Unrealized gain (loss) for the period on available for sale securities	(5,748)	18,144
Accretion from transfer of securities from available for sale to held to maturity securities	(160)	(154)
Reclassification adjustment for securities losses realized in income	—	500
Income tax effect	1,241	(3,882)
Unrealized gains (losses) on securities	(4,667)	14,608
Other Comprehensive Income (Loss), Net of Tax	(4,667)	14,166
Comprehensive Income	$9,324	$32,394
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2023	$—	$—	$354,188	$429,385	$(106,198)	$677,375
Net income	—	—	—	18,228	—	18,228
Other comprehensive income, net of tax	—	—	—	—	14,166	14,166
Amortization of unearned compensation	—	—	758	—	—	758
Net settlement of share awards	—	—	(696)	—	—	(696)
Stock retirement plans	—	—	(215)	—	—	(215)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,057)	—	(7,057)
Balances, March 31, 2023	$—	$—	$354,035	$440,556	$(92,032)	$702,559

Balances, January 1, 2024	$—	$—	$356,400	$429,021	$(66,609)	$718,812
Net income	—	—	—	13,991	—	13,991
Other comprehensive loss, net of tax	—	—	—	—	(4,667)	(4,667)
Amortization of unearned compensation	—	—	907	—	—	907
Net settlement of share awards	—	—	(708)	—	—	(708)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,085)	—	(7,085)
Balances, March 31, 2024	$—	$—	$356,599	$435,927	$(71,276)	$721,250
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31
	2024	2023
Operating Activities
Net income	$13,991	$18,228
Items not requiring (providing) cash
Credit loss expense (recovery)	805	242
Depreciation and amortization	2,649	2,601
Share based compensation	907	758
Amortization of mortgage servicing rights	476	247
Premium amortization on securities, net	2,182	2,751
Loss on sale of investment securities	—	500
Gain on sale of mortgage loans	(626)	(785)
Proceeds from sales of loans	21,432	24,444
Loans originated for sale	(20,517)	(20,489)
Gain on cash value life insurance	(298)	(981)
Gain on sale of other real estate owned	(64)	(103)
Net change in:
Interest receivable	(1,298)	(1,134)
Interest payable	(14,396)	542
Other assets	(4,548)	3,900
Other liabilities	5,849	(5,410)
Net cash provided by operating activities	6,544	25,311
Investing Activities
Purchases of securities available for sale	—	(817)
Proceeds from sales of securities available for sale	—	63,527
Proceeds from maturities, calls and principal repayments of securities available for sale	4,369	8,386
Purchases of securities held to maturity	—	(7,935)
Proceeds from maturities, calls and principal repayments of securities held to maturity	18,233	13,406
Net change in interest earning time deposits	490	(286)
Purchase of FHLB stock	(19,317)	(5,587)
Purchase of loans	(153,743)	(62,489)
Net change in loans	(47,365)	(27,865)
Proceeds on the sale of OREO and repossessed assets	369	737
Premises and equipment expenditures	(1,178)	(567)
Proceeds from bank owned life insurance	22,917	—
Net cash used in investing activities	(175,225)	(19,490)
Financing Activities
Net change in deposits	(85,023)	(155,829)
Proceeds from borrowings	403,026	522,548
Repayment of borrowings	(400,235)	(354,634)
Net change in repurchase agreements	3,280	1,064
Net settlement of share awards	(708)	(696)
Dividends paid on common stock	(7,086)	(7,057)
Net cash provided by financing activities	(86,746)	5,396
Net Change in Cash and Cash Equivalents	(255,427)	11,217
Cash and Cash Equivalents, Beginning of Period	526,515	123,505
Cash and Cash Equivalents, End of Period	$271,088	$134,722
Additional Supplemental Information
Interest paid	$56,372	$26,019
Income taxes paid	—	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

Transfer of loans to other real estate and repossessed assets	253	868
Cash dividends declared, not paid	7,156	7,122
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies
The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2024 and March 31, 2023 are not necessarily indicative of the operating results for the full year of 2024 or 2023. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10–K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on March 15, 2024 (the “2023 Annual Report on Form 10–K”). The condensed consolidated balance sheet of Horizon as of December 31, 2023 has been derived from the audited balance sheet as of that date.
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of March 31, 2024, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended
	March 31
	2024	2023
Basic earnings per share
Net income	$13,991	$18,228
Weighted average common shares outstanding	43,663,610	43,583,554
Basic earnings per share	$0.32	$0.42

Diluted earnings per share
Net income	$13,991	$18,228
Weighted average common shares outstanding	43,663,610	43,583,554
Effect of dilutive securities:
Restricted stock	205,054	142,318
Stock options	5,372	18,849
Weighted average common shares outstanding	43,874,036	43,744,721
Diluted earnings per share	$0.32	$0.42

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
There were 86,353 shares for the three months ended March 31, 2024 which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 601,685 shares for the three months ended March 31, 2023 which were not included in the computation of diluted earnings per share because they were non–dilutive.
Adoption of New Accounting Standards
FASB ASU No. 2023–02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method
The FASB has issued ASU 2023–02, Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This guidance allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. The Company adopted ASU 2023–02 on January 1, 2024 and it did not have a material impact on its accounting and disclosures.
Accounting Guidance Issued But Not Yet Adopted
FASB ASU No. 2023–09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
The FASB has issued ASU 2023–09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. These amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory income tax rate.) The amendments also require that all entities disclose on an annual basis the following information about income taxes paid: (1) the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received.) This guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is continuing to assess ASU 2023–09 and its impact on its accounting and disclosures.
FASB ASU 2023–07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The FASB has issued ASU 2023–07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. These amendments require, among other things, that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 208. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments retrospectively to all periods presented in the financial statements. The Company is continuing to assess ASU 2023–07 and its impact on its accounting and disclosures.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Securities
The fair value of securities is as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$71,943	$—	$(9,017)	$62,926
State and municipal	352,738	—	(53,483)	299,255
Federal agency collateralized mortgage obligations	3,819	—	(369)	3,450
Federal agency mortgage-backed pools	157,812	—	(24,670)	133,142
Corporate notes	42,119	—	(5,573)	36,546
Total available for sale investment securities	$628,431	$—	$(93,112)	$535,319

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Held to maturity
U.S. Treasury and federal agencies	$284,236	$—	$(43,199)	$241,037	$—	$284,236
State and municipal	1,078,388	543	(167,301)	911,630	(21)	1,078,367
Federal agency collateralized mortgage obligations	49,913	—	(8,088)	41,825	—	49,913
Federal agency mortgage-backed pools	319,181	—	(50,329)	268,852	—	319,181
Private labeled mortgage-backed pools	31,712	—	(4,530)	27,182	(7)	31,705
Corporate notes	162,453	—	(25,126)	137,327	(130)	162,323
Total held to maturity investment securities	$1,925,883	$543	$(298,573)	$1,627,853	$(158)	$1,925,725

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$72,938	$—	$(8,561)	$64,377
State and municipal	353,299	—	(49,269)	304,030
Federal agency collateralized mortgage obligations	3,931	—	(351)	3,580
Federal agency mortgage-backed pools	161,130	—	(23,833)	137,297
Corporate notes	43,317	455	(5,805)	37,967
Total available for sale investment securities	$634,615	$455	$(87,819)	$547,251

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Held to maturity
U.S. Treasury and federal agencies	$287,259	$—	$(41,299)	$245,960	$—	$287,259
State and municipal	1,088,499	1,185	(150,323)	939,361	(20)	1,088,479
Federal agency collateralized mortgage obligations	51,325	—	(7,846)	43,479	—	51,325
Federal agency mortgage-backed pools	323,649	—	(48,621)	275,028	—	323,649
Private labeled mortgage-backed pools	32,329	—	(4,595)	27,734	(7)	32,322
Corporate notes	162,734	—	(25,538)	137,196	(130)	162,604
Total held to maturity investment securities	$1,945,795	$1,185	$(278,222)	$1,668,758	$(157)	$1,945,638
The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$4,511	$4,451	$5,505	$5,408
One to five years	105,444	93,731	100,301	89,650
Five to ten years	175,871	146,861	167,764	141,203
After ten years	180,974	153,684	195,984	170,113
	466,800	398,727	469,554	406,374
Federal agency collateralized mortgage obligations	3,819	3,450	3,931	3,580
Federal agency mortgage–backed pools	157,812	133,142	161,130	137,297
Total available for sale investment securities	$628,431	$535,319	$634,615	$547,251
Held to maturity
Within one year	$31,450	$31,092	$33,483	$33,169
One to five years	220,119	209,813	225,957	216,354
Five to ten years	357,690	307,839	350,843	304,067
After ten years	915,818	741,250	928,209	768,927
	1,525,077	1,289,994	1,538,492	1,322,517
Federal agency collateralized mortgage obligations	49,913	41,825	51,325	43,479
Federal agency mortgage–backed pools	319,181	268,852	323,649	275,028
Private labeled mortgage–backed pools	31,712	27,182	32,329	27,734
Total held to maturity investment securities	$1,925,883	$1,627,853	$1,945,795	$1,668,758

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables show the gross unrealized losses and the fair value of the Company’s available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$—	$—	$62,926	$(9,017)	$62,926	$(9,017)
State and municipal	2,356	(267)	296,899	(53,216)	299,255	(53,483)
Federal agency collateralized mortgage obligations	—	—	3,450	(369)	3,450	(369)
Federal agency mortgage–backed pools	—	—	133,142	(24,670)	133,142	(24,670)
Corporate notes	—	—	36,547	(5,573)	36,547	(5,573)
Total temporarily impaired securities	$2,356	$(267)	$532,964	$(92,845)	$535,320	$(93,112)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$—	$—	$64,377	$(8,561)	$64,377	$(8,561)
State and municipal	2,387	(236)	301,643	(49,033)	304,030	(49,269)
Federal agency collateralized mortgage obligations	—	—	3,580	(351)	3,580	(351)
Federal agency mortgage–backed pools	—	—	137,289	(23,833)	137,289	(23,833)
Corporate notes	—	—	36,359	(5,805)	36,359	(5,805)
Total temporarily impaired securities	$2,387	$(236)	$543,248	$(87,583)	$545,635	$(87,819)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of March 31, 2024 and December 31, 2023, the Company had 2,320 and 2,290 securities, respectively, with market values below their cost basis. The total fair value of these investments at March 31, 2024 and December 31, 2023 was $2.1 billion and $2.1 billion, which is approximately 86.0% and 85.1%, respectively, of the Company's available for sale and held to maturity securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.
No allowance for credit losses for available for sale debt securities was recorded at March 31, 2024 or December 31, 2023.
The allowance for credit losses for held to maturity securities is a contra asset valuation account that is deducted from the carrying amount of held to maturity securities to present the net amount expected to be collected. Held to maturity securities are charged off against the allowance for credit loss when deemed uncollectible. Adjustments to the allowance for credit loss are reported in our Consolidated Statements of Income in credit loss expense. We measure expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and consider historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Government-sponsored treasuries, agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and municipal, private

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
label mortgage-backed and corporate note held to maturity securities, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. As of March 31, 2024 and December 31, 2023, there were no past due principal and interest payments associated with these securities. An allowance for credit loss of $158,000 and $157,000 was recorded on these securities based on applying the long-term historical rating agency credit loss rate for similarly rated securities at March 31, 2024 and December 31, 2023, respectively.
Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $14.4 million at March 31, 2024 and $14.7 million at December 31, 2023 and is excluded from the estimate of credit losses.
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
Information regarding security proceeds, gross gains and gross losses are presented below.

	Three Months Ended
	March 31
	2024	2023
Sales of securities available for sale
Proceeds	$—	$63,526
Gross gains	—	129
Gross losses	—	(629)

Note 3 – Loans
The table below identifies the Company’s loan portfolio segments and classes.

Portfolio Segment	Class of Financing Receivable
Commercial	Owner occupied real estate
Non-owner occupied real estate
Residential spec homes
Development & spec land
Commercial and industrial
Real estate	Residential mortgage
Residential construction
Mortgage warehouse	Mortgage warehouse
Consumer	Installment
Indirect auto
Home equity

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
The following table presents total loans outstanding by portfolio class, as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Commercial
Owner occupied real estate	$653,144	$640,731
Non–owner occupied real estate	1,287,474	1,273,838
Residential spec homes	10,892	13,489
Development & spec land	33,213	34,039
Commercial and industrial	765,043	712,863
Total commercial	2,749,766	2,674,960
Real estate
Residential mortgage	757,760	654,295
Residential construction	24,311	26,841
Mortgage warehouse	56,548	45,078
Total real estate	838,619	726,214
Consumer
Installment	109,370	52,366
Indirect auto	360,835	399,946
Home equity	559,585	564,144
Total consumer	1,029,790	1,016,456
Total loans	4,618,175	4,417,630
Allowance for credit losses	(50,387)	(50,029)
Net loans	$4,567,788	$4,367,601
Total loans include net deferred loan costs of $22.9 million at March 31, 2024 and $21.9 million at December 31, 2023, respectively.

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

Real Estate and Consumer
With respect to residential loans that are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and may require private mortgage insurance if that ratio is exceeded. Home equity loans are typically secured by a subordinate interest in 1-4 family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles. Some consumer loans are unsecured such as small installment loans and certain lines of credit. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Repayment can also be impacted by changes in property values on residential properties. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Non–performing Loans

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at March 31, 2024:

	March 31, 2024
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$3,563	$—	$2,728
Non–owner occupied real estate	471	—	471
Residential spec homes	—	—	—
Development & spec land	619	—	619
Commercial and industrial	840	—	20
Total commercial	5,493	—	3,838
Real estate
Residential mortgage	8,725	—	—
Residential construction	—	—	—
Mortgage warehouse	—	—	—
Total real estate	8,725	—	—
Consumer
Installment	135	3	—
Indirect auto	944	64	—
Home equity	3,756	41	—
Total consumer	4,835	108	—
Total	$19,053	$108	$3,838

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loan at December 31, 2023:

	December 31, 2023
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$2,636	$—	$1,789
Non–owner occupied real estate	3,485	—	1,242
Residential spec homes	—	—	—
Development & spec land	617	—	617
Commercial and industrial	624	—	20
Total commercial	7,362	—	3,668
Real estate
Residential mortgage	8,058	—	—
Residential construction	—	—	—
Mortgage warehouse	—	—	—
Total real estate	8,058	—	—
Consumer
Installment	88	—	—
Indirect auto	899	299	—
Home equity	3,303	260	—
Total consumer	4,290	559	—
Total	$19,710	$559	$3,668
There was no interest income recognized on non–accrual loans during the three months ended March 31, 2024 and 2023, respectively, while the loans were in non–accrual status.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan at March 31, 2024:

	March 31, 2024
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$650,964	$1,214	$—	$966	$2,180	$653,144
Non–owner occupied real estate	1,286,367	—	1,107	—	1,107	1,287,474
Residential spec homes	10,892	—	—	—	—	10,892
Development & spec land	33,213	—	—	—	—	33,213
Commercial and industrial	762,590	1,743	690	20	2,453	765,043
Total commercial	2,744,026	2,957	1,797	986	5,740	2,749,766
Real estate
Residential mortgage	751,197	3,261	809	2,493	6,563	757,760
Residential construction	24,311	—	—	—	—	24,311
Mortgage warehouse	56,548	—	—	—	—	56,548
Total real estate	832,056	3,261	809	2,493	6,563	838,619
Consumer
Installment	108,964	118	214	74	406	109,370
Indirect auto	356,423	3,405	615	392	4,412	360,835
Home equity	553,731	3,747	497	1,610	5,854	559,585
Total consumer	1,019,118	7,270	1,326	2,076	10,672	1,029,790
Total	$4,595,200	$13,488	$3,932	$5,555	$22,975	$4,618,175

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan at December 31, 2023:

	December 31, 2023
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total
Commercial
Owner occupied real estate	$638,389	$2,342	$—	$—	$2,342	$640,731
Non–owner occupied real estate	1,273,791	—	—	47	47	1,273,838
Residential spec homes	13,489	—	—	—	—	13,489
Development & spec land	33,036	—	1,003	—	1,003	34,039
Commercial and industrial	710,567	1,659	54	583	2,296	712,863
Total commercial	2,669,272	4,001	1,057	630	5,688	2,674,960
Real estate
Residential mortgage	646,984	2,823	2,353	2,135	7,311	654,295
Residential construction	26,841	—	—	—	—	26,841
Mortgage warehouse	45,078	—	—	—	—	45,078
Total real estate	718,903	2,823	2,353	2,135	7,311	726,214
Consumer
Installment	52,001	304	10	51	365	52,366
Indirect auto	393,615	4,958	736	637	6,331	399,946
Home equity	558,062	3,748	1,217	1,117	6,082	564,144
Total consumer	1,003,678	9,010	1,963	1,805	12,778	1,016,456
Total	$4,391,853	$15,834	$5,373	$4,570	$25,777	$4,417,630
The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.
Modified Loans
The Company adopted ASU 2022–02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, during the first quarter of 2023. These amendments eliminated the troubled debt restructured (“TDR”) recognition measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. During the three months ended March 31, 2024 and March 31, 2023, the Company did not modify any troubled loans.

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
The tables below present the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses, at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$3,563	$—	$—	$3,563	$237
Non–owner occupied real estate	471	—	—	471	—
Development & spec land	619	—	—	619	—
Commercial and industrial	782	39	20	841	804
Total commercial	5,435	39	20	5,494	1,041
Total collateral dependent loans	$5,435	$39	$20	$5,494	$1,041

	December 31, 2023
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$2,636	$—	$—	$2,636	$190
Non–owner occupied real estate	3,485	—	—	3,485	699
Residential spec homes	617	—	—	617	—
Commercial and industrial	563	42	20	625	604
Total commercial	7,301	42	20	7,363	1,493
Total collateral dependent loans	$7,301	$42	$20	$7,363	$1,493
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
•Commercial loan officers are responsible for reviewing their loan portfolios and promptly assessing any adverse change in credit quality and revising the risk rating appropriately. When circumstances warrant a change in the credit quality grade, loan officers are required to notify the Credit Department of the change in the credit quality grade. Downgrades are accepted immediately, however, lenders must present their factual information to the Credit

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Department when recommending an upgrade. Downgrades to impaired status require the concurrence of the CCBO and the Senior Workout Loan Manager.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at March 31, 2024.

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$11,916	$70,435	$104,472	$77,316	$43,036	$206,256	$93,911	$9,176	$616,518
Special Mention	—	2,143	487	3,738	—	11,756	—	452	18,576
Substandard	—	1,453	—	6,443	966	8,698	490	—	18,050
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$11,916	$74,031	$104,959	$87,497	$44,002	$226,710	$94,401	$9,628	$653,144
Gross charge–offs during period	$—	$—	$—	$—	$—	$1	$—	$—	$1
Non–owner occupied real estate
Pass	$9,444	$116,007	$192,469	$134,643	$103,726	$374,887	$282,938	$9,170	$1,223,284
Special Mention	—	1,359	18,768	1,313	—	38,012	—	—	59,452
Substandard	—	—	—	—	169	4,569	—	—	4,738
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$9,444	$117,366	$211,237	$135,956	$103,895	$417,468	$282,938	$9,170	$1,287,474
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential spec homes
Pass	$—	$—	$—	$498	$—	$—	$3,487	$6,907	$10,892
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$—	$—	$498	$—	$—	$3,487	$6,907	$10,892
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Development & spec land
Pass	$—	$4,269	$882	$505	$375	$2,065	$21,532	$170	$29,798
Special Mention	—	—	—	—	—	322	1,624	—	1,946
Substandard	—	748	—	—	—	102	619	—	1,469
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$—	$5,017	$882	$505	$375	$2,489	$23,775	$170	$33,213
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & industrial
Pass	$69,125	$116,433	$147,219	$87,982	$11,219	$76,964	$61,372	$155,096	$725,410
Special Mention	490	1,472	620	8	1,377	1,341	11,144	13,637	30,089
Substandard	—	1,690	625	415	204	3,134	775	2,701	9,544
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial & industrial	$69,615	$119,595	$148,464	$88,405	$12,800	$81,439	$73,291	$171,434	$765,043
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$16,245	$127,785	$167,014	$154,308	$82,838	$200,845	$—	$—	$749,035
Non–performing	—	366	1,897	1,063	257	5,142	—	—	8,725
Total residential mortgage	$16,245	$128,151	$168,911	$155,371	$83,095	$205,987	$—	$—	$757,760
Gross charge–offs during period	$—	$—	$—	$—	$—	$1	$—	$—	$1
Residential construction
Performing	$—	$—	$—	$—	$—	$—	$24,311	$—	$24,311
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$24,311	$—	$24,311
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$—	$56,548	$56,548
Non–performing	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$—	$56,548	$56,548
Gross charge–offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Installment
Performing	$3,533	$71,835	$12,263	$7,167	$3,845	$8,532	$16	$2,041	$109,232
Non–performing	—	8	44	55	—	31	—	—	138
Total installment	$3,533	$71,843	$12,307	$7,222	$3,845	$8,563	$16	$2,041	$109,370
Gross charge–offs during period	$—	$18	$124	$1	$17	$21	$—	$—	$181
Indirect auto
Performing	$643	$60,833	$176,167	$72,595	$30,750	$18,839	$—	$—	$359,827
Non–performing	—	74	366	227	196	145	—	—	1,008
Total indirect auto	$643	$60,907	$176,533	$72,822	$30,946	$18,984	$—	$—	$360,835
Gross charge–offs during period	$—	$43	$222	$81	$77	$42	$—	$—	$465
Home equity
Performing	$2,300	$25,932	$20,432	$2,922	$2,314	$12,729	$17,051	$472,108	$555,788
Non–performing	—	—	309	—	52	389	3,047	—	3,797
Total home equity	$2,300	$25,932	$20,741	$2,922	$2,366	$13,118	$20,098	$472,108	$559,585
Gross charge–offs during period	$—	$52	$88	$—	$37	$—	$—	$—	$177

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at December 31, 2023.

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$66,814	$101,620	$73,199	$44,067	$41,726	$173,913	$93,432	$8,226	$602,997
Special Mention	3,920	490	3,777	—	2,038	8,128	—	452	18,805
Substandard	1,376	—	6,490	966	228	9,339	530	—	18,929
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$72,110	$102,110	$83,466	$45,033	$43,992	$191,380	$93,962	$8,678	$640,731
Gross charge-offs during period	$—	$—	$—	$—	$—	$3	$401	$—	$404
Non–owner occupied real estate
Pass	$116,031	$197,702	$149,540	$104,591	$83,394	$303,191	$246,569	$9,878	$1,210,896
Special Mention	1,366	16,135	1,334	254	845	36,590	—	—	56,524
Substandard	—	—	—	185	—	6,233	—	—	6,418
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$117,397	$213,837	$150,874	$105,030	$84,239	$346,014	$246,569	$9,878	$1,273,838
Gross charge-offs during period	$—	$—	$—	$—	$—	$9	$—	$—	$9
Residential spec homes
Pass	$—	$—	$498	$—	$—	$—	$5,852	$7,139	$13,489
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$—	$498	$—	$—	$—	$5,852	$7,139	$13,489
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$29	$—	$29
Development & spec land
Pass	$5,133	$1,477	$990	$390	$247	$3,146	$20,236	$170	$31,789
Special Mention	—	—	—	—	—	—	1,529	—	1,529
Substandard	—	—	—	—	—	104	617	—	721
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$5,133	$1,477	$990	$390	$247	$3,250	$22,382	$170	$34,039
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & industrial
Pass	$121,969	$151,847	$93,709	$12,154	$20,497	$59,041	$60,539	$147,773	$667,529
Special Mention	1,434	726	265	2,137	119	1,305	9,375	18,836	34,197
Substandard	1,595	703	223	211	768	2,404	2,863	2,370	11,137
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial & industrial	$124,998	$153,276	$94,197	$14,502	$21,384	$62,750	$72,777	$168,979	$712,863
Gross charge-offs during period	$—	$33	$—	$123	$25	$72	$344	$—	$597

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$40,920	$154,803	$157,480	$85,159	$30,464	$177,411	$—	$—	$646,237
Non–performing	118	1,591	748	259	647	4,695	—	—	8,058
Total residential mortgage	$41,038	$156,394	$158,228	$85,418	$31,111	$182,106	$—	$—	$654,295
Gross charge-offs during period	$—	$28	$—	$—	$—	$20	$—	$—	$48
Residential construction
Performing	$—	$—	$—	$—	$—	$—	$26,841	$—	$26,841
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$26,841	$—	$26,841
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$—	$45,078	$45,078
Non–performing	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$—	$45,078	$45,078
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Installment
Performing	$14,835	$13,447	$7,859	$4,246	$4,449	$5,074	$6	$2,362	$52,278
Non–performing	—	44	10	—	27	7	—	—	88
Total installment	$14,835	$13,491	$7,869	$4,246	$4,476	$5,081	$6	$2,362	$52,366
Gross charge-offs during period	$33	$28	$31	$10	$32	$27	$6	$—	$167
Indirect auto
Performing	$65,260	$191,871	$80,773	$35,995	$16,690	$8,159	$—	$—	$398,748
Non–performing	49	424	312	229	124	60	—	—	1,198
Total indirect auto	$65,309	$192,295	$81,085	$36,224	$16,814	$8,219	$—	$—	$399,946
Gross charge-offs during period	$86	$1,388	$708	$137	$58	$74	$—	$—	$2,451
Home equity
Performing	$26,376	$21,379	$5,121	$2,447	$3,885	$9,987	$12,713	$478,673	$560,581
Non–performing	—	212	—	54	177	260	2,860	—	3,563
Total home equity	$26,376	$21,591	$5,121	$2,501	$4,062	$10,247	$15,573	$478,673	$564,144
Gross charge-offs during period	$—	$10	$—	$103	$—	$91	$13	$—	$217

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$29,736	$2,503	$481	$17,309	$50,029
Credit loss expense (recovery)	606	147	178	(262)	669
PCD loan charge–offs	115	—	—	—	115
Charge–offs	(1)	(1)	—	(823)	(825)
Recoveries	58	6	—	335	399
Balance, end of period	$30,514	$2,655	$659	$16,559	$50,387

	Three Months Ended March 31, 2023
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$32,445	$5,577	$1,020	$11,422	$50,464
Credit loss expense (recovery)	(1,031)	(1,136)	(222)	1,984	(405)
PCD loan charge–offs	(154)	—	—	—	(154)
Charge–offs	(137)	(4)	—	(542)	(683)
Recoveries	33	10	—	261	304
Balance, end of period	$31,156	$4,447	$798	$13,125	$49,526

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.460 billion and $1.479 billion at March 31, 2024 and December 31, 2023.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated mortgage servicing rights. Mortgage servicing rights are included in other assets on the balance sheets as of March 31, 2024 and December 31, 2023.

	Three Months Ended
	March 31,	March 31,
	2024	2023
Mortgage servicing rights
Balance, beginning of period	$18,807	$18,619
Servicing rights capitalized	207	228
Amortization of servicing rights	(476)	(247)
Balance, end of period	18,538	18,600
Impairment allowance
Balance, beginning of period	—	—
Additions	—	—
Reductions	—	—
Balance, end of period	—	—
Mortgage servicing rights, net	$18,538	$18,600

Fair value, beginning of period	$19,891	$19,992
Fair value, end of period	19,149	19,336

Note 6 – Goodwill

The carrying amount of goodwill was $155.2 million as of March 31, 2024 and December 31, 2023, respectively. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2024 and 2023. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

No goodwill impairment charges were recorded for the three months ended March 31, 2024 and 2023. During the first quarters of 2024 and 2023, Horizon considered the amount by which fair value exceeded book value by performing a quantitative analysis. The Company engaged a third-party valuation specialist in performing its quantitative impairment analysis during the third quarter of 2023, which included a combination of valuation approaches to determine the fair value of the Bank reporting unit. These valuation approaches required certain assumptions such as the discount rate, economic conditions impacting interest and growth rates, the control premium, and a relative weighting given to the fair value derived by each of the valuation approaches used. At the conclusion of the assessment, the Company determined that as of March 31, 2024, it was more likely than not that the fair value of goodwill exceeded its carrying value.

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
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	March 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
Federal agency collateralized mortgage obligations	$2,159	$—	$—	$—	$2,159
Federal agency mortgage–backed pools	129,818	—	—	—	129,818
Private labeled mortgage–backed pools	7,332	—	—	—	7,332
Total borrowings	$139,309	$—	$—	$—	$139,309

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
Federal agency collateralized mortgage obligations	$2,245	$—	$—	$—	$2,245
Federal agency mortgage–backed pools	126,349	—	—	—	126,349
Private labeled mortgage–backed pools	7,436	—	—	—	7,436
Total borrowings	$136,030	$—	$—	$—	$136,030

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $147.6 million and $145.2 million at March 31, 2024 and December 31, 2023, respectively.

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
On December 8, 2023, Horizon cancelled $3.5 million of the $60.0 million in Notes at a price of 89.5 recording a gain of $368,000. The balance net of unamortized issuance costs of the Notes was $55.6 million and $55.5 million at March 31, 2024 and December 31, 2023, respectively.

Note 9 – Derivative Financial Instruments
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt on July 20, 2018. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.81% on a notional amount of $50.0 million. Under the agreement, the Company paid or received the net interest amount monthly, with the monthly settlements included in interest expense. The Company terminated this interest rate swap agreement on May 23, 2023 and recorded a related gain of $1.5 million as a reduction of interest expense.
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
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. At March 31, 2024, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Other Derivative Instruments

The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2024, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of derivative financial instruments utilized by Horizon:

	Asset Derivatives		Liability Derivatives
	March 31, 2024		March 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	553,131	34,126	510,600	31,244
Mortgage loan contracts	7,906	9	—	—
Commitments to originate mortgage loans	3,172	88	—	—
Total derivatives not designated as hedging instruments	564,209	34,223	510,600	31,244
Total derivatives	$564,209	$34,223	$510,600	$31,244

	Asset Derivatives		Liability Derivatives
	December 31, 2023		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedges	558,164	26,556	514,881	24,024
Mortgage loan contracts	4,844	33	—	—
Commitments to originate mortgage loans	4,351	125	—	—
Total derivatives not designated as hedging instruments	567,359	26,714	514,881	24,024
Total derivatives	$567,359	$26,714	$514,881	$24,024

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The effect of the derivative instruments on the condensed consolidated statements of comprehensive income (loss) for the three–month periods ended March 31 is as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
	Three Months Ended
	March 31, 2024	March 31, 2023
Derivatives in cash flow hedging relationship
Interest rate contracts	$—	$(442)
The effect of the derivative designated as a hedging instrument on the condensed consolidated statements of income for the three–month periods ended March 31 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended
		March 31, 2024	March 31, 2023
Derivative designated as hedging instruments
Interest rate contracts – cash flow hedges	Interest expense – Borrowings	$—	$209
Total		$—	$209
The effect of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three–month periods ended March 31 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended
		March 31, 2024	March 31, 2023
Derivatives not designated as hedging instruments
Interest rate contracts – fair value hedge	Interest income – loans receivable	$335	$166
Interest rate contracts – fair value hedge	Interest income – investment securities	71	49
Mortgage loan contracts	Non–interest income – Gain on sale of loans	(24)	87
Commitments to originate mortgage loans	Non–interest income – Gain on sale of loans	(38)	(17)
Total		$344	$285

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
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	March 31, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$62,926	$—	$62,926	$—
State and municipal	299,255	—	299,255	—
Federal agency collateralized mortgage obligations	3,450	—	3,450	—
Federal agency mortgage–backed pools	133,142	—	133,142	—
Corporate notes	36,546	—	36,546	—
Total available for sale securities	535,319	—	535,319	—
Interest rate swap agreements asset	34,126	—	34,126	—
Commitments to originate mortgage loans	88	—	88	—
Mortgage loan contracts	9	—	9	—
Interest rate swap agreements liability	(31,244)	—	(31,244)	—

	December 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$64,377	$—	$64,377	$—
State and municipal	304,030	—	304,030	—
Federal agency collateralized mortgage obligations	3,580	—	3,580	—
Federal agency mortgage–backed pools	137,297	—	137,297	—
Corporate notes	37,967	—	37,967	—
Total available for sale securities	547,251	—	547,251	—
Interest rate swap agreements asset	26,556	—	26,556	—
Commitments to originate mortgage loans	125	—	125	—
Mortgage loan contracts	33	—	33	—
Interest rate swap agreements liability	(24,024)	—	(24,024)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Collateral dependent loans	$622	$—	$—	$622
December 31, 2023
Collateral dependent loans	$2,918	$—	$—	$2,918
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

	March 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$622	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	15.4%-15.4% (15.4%)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$2,918	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	16.9%-34.2%(21.5%)

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2024 and December 31, 2023. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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
Deposits – The fair value of demand deposits, savings accounts, interest bearing checking accounts and money market deposits is the amount payable on demand at the reporting date and are classified within Level 1. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using rates currently offered for deposits of similar remaining maturity and are classified within Level 2.
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

	March 31, 2024
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$271,088	$271,088	$—	$—
Interest–earning time deposits	1,715	—	1,704	—
Investment securities, held to maturity	1,925,725	—	1,627,853	—
Loans held for sale	922	—	—	922
Loans, net	4,567,788	—	—	4,296,425
Stock in FHLB	53,826	—	53,826	—
Interest receivable	40,008	—	40,008	—
Liabilities
Non–interest bearing deposits	$1,093,076	$1,093,076	$—	$—
Interest bearing deposits	4,486,794	3,350,673	1,129,271	—
Borrowings	1,359,121	—	1,347,385	—
Subordinated notes	55,634	—	53,374	—
Junior subordinated debentures issued to capital trusts	57,315	—	50,018	—
Interest payable	7,853	—	7,853	—

	December 31, 2023
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$526,515	$526,515	$—	$—
Interest–earning time deposits	2,205	—	2,190	—
Investment securities, held to maturity	1,945,638	—	1,668,601	—
Loans held for sale	1,418	—	—	1,418
Loans, net	4,367,601	—	—	4,072,568
Stock in FHLB	34,509	—	34,509	—
Interest receivable	38,710	—	38,710	—
Liabilities
Non–interest bearing deposits	$1,116,005	$1,116,005	$—	$—
Interest bearing deposits	4,548,888	3,369,149	1,171,452	—
Borrowings	1,353,050	—	1,347,129	—
Subordinated notes	55,543	—	53,283	—
Junior subordinated debentures issued to capital trusts	57,258	—	50,063	—
Interest payable	22,249	—	22,249	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 12 – Accumulated Other Comprehensive Income (Loss)

	March 31, 2024	December 31, 2023
Unrealized gain (loss) on securities available for sale, net of tax	$(73,559)	$(69,018)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS, net of tax	2,283	2,409
Total accumulated other comprehensive income (loss)	$(71,276)	$(66,609)

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of March 31, 2024 and December 31, 2023, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the first quarter of 2024 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Horizon and the Bank’s actual and required capital ratios as of March 31, 2024 and December 31, 2023 were as follows:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total capital (to risk–weighted assets)(1)
Consolidated	$793,567	13.82%	$459,485	8.00%	$603,074	10.50%	N/A	N/A
Bank	721,018	12.59%	458,163	8.00%	601,338	10.50%	$572,703	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	742,430	12.93%	344,614	6.00%	488,203	8.50%	N/A	N/A
Bank	669,881	11.70%	343,622	6.00%	486,798	8.50%	458,163	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	625,700	10.89%	258,460	4.50%	402,049	7.00%	N/A	N/A
Bank	669,881	11.70%	257,716	4.50%	400,892	7.00%	372,257	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	742,430	9.68%	306,716	4.00%	306,716	4.00%	N/A	N/A
Bank	669,881	8.63%	310,592	4.00%	310,592	4.00%	388,240	5.00%
December 31, 2023
Total capital (to risk–weighted assets)(1)
Consolidated	$786,436	14.11%	$446,000	8.00%	$585,374	10.50%	N/A	N/A
Bank	714,402	12.87%	444,147	8.00%	582,943	10.50%	$555,184	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	735,792	13.20%	334,500	6.00%	473,874	8.50%	N/A	N/A
Bank	663,758	11.96%	333,111	6.00%	471,907	8.50%	444,147	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	619,153	11.11%	250,875	4.50%	390,250	7.00%	N/A	N/A
Bank	663,758	11.96%	249,833	4.50%	388,629	7.00%	360,870	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	735,792	9.36%	314,306	4.00%	314,306	4.00%	N/A	N/A
Bank	663,758	8.41%	315,550	4.00%	315,550	4.00%	394,438	5.00%
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
Based on our initial review of these actions, management believes that the Company has strong defenses to the claims and intends to vigorously defend against them. As of March 31, 2024, no liabilities related to the above matters were recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.
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
And Results of Operations
For the Three Months ended March 31, 2024 and 2023
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
And Results of Operations
For the Three Months ended March 31, 2024 and 2023
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
•the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings; and
•acts of terrorism, war and global conflicts, such as the Russia-Ukraine and Israel-Hamas conflicts, and the potential impact they may have on supply chains, the availability of commodities, commodity prices, inflationary pressure and the overall U.S. and global financial markets.
The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward–looking statements, whether written or oral, that may be made from time to time by us or on our behalf. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward–looking statements, see “Risk Factors” in Item 1A of Part I of our 2023 Annual Report on Form 10–K, in Item 1A of Part II of this Quarterly Report on Form 10–Q, and in the subsequent reports we file with the SEC.
Overview
Horizon is a registered bank holding company incorporated in Indiana and headquartered in Michigan City, Indiana. Horizon provides a broad range of banking services in northern and central Indiana and southern and central Michigan through its bank subsidiary, Horizon Bank, and other affiliated entities. Horizon operates as a single segment, which is commercial banking. Horizon’s common stock is traded on the NASDAQ Global Select Market under the symbol HBNC. Horizon Bank was founded in 1873 as a national association, and it remained a national association until its conversion to an Indiana commercial bank effective June 23, 2017. The Bank is a full–service commercial bank offering commercial and retail banking services, corporate and individual trust and agency services, and other services incident to banking. Horizon Risk Management, Inc. is a captive insurance company incorporated in Nevada and was formed as a wholly–owned subsidiary of Horizon.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023
Over the last 20 years, Horizon has expanded its geographic reach and experienced financial growth through a combination of both organic expansion and mergers and acquisitions. Horizon's initial operations focused on northwest Indiana, but since then, the Company has developed a presence in new markets in southern and central Michigan and northeastern and central Indiana.

First Quarter 2024 Highlights
•Net interest margin increased to 2.50% compared to 2.43% in the linked quarter. Net interest income was $43.3 million compared to $42.3 million in the linked quarter. The net interest margin for the month ended March 31, 2024 was 2.53%.

•Commercial loans grew 11.2% annualized in the quarter, including $22.8 million in new equipment finance production and a $52.0 million increase in other commercial loans.

•Total loans were $4.62 billion at period end, increasing by 18.2% annualized during the quarter. Balances included the strategic deployment of excess liquidity into higher yielding and excellent credit quality residential mortgages of $94.7 million and consumer loans with credit protection of $59.1 million.

•Cash totaled $271.1 million at period end, providing significant flexibility to drive future net interest margin growth through deployment into higher yielding assets throughout 2024.

•Excellent asset quality with net charge-offs representing only 0.01% of average loans, as well as delinquent and non-performing loans representing 0.33% and 0.41%, respectively, at period end. The Company's first quarter credit loss expense of $805,000 was primarily attributable to loan growth and replacement of net charge-offs.

•Stable deposit base with continued pricing discipline. Deposits totaled $5.58 billion at quarter end, compared to $5.66 billion on December 31, 2023. Modest outflows were primarily attributed to public fund certificates of deposits.

•Solid fee income results, even with backdrop of lower BOLI income and mortgage seasonality. Expenses were well-managed in the quarter and at the lower end of guidance.
Financial Summary

	For the Three Months Ended
	March 31,	December 31,	March 31,
Net Interest Income and Net Interest Margin	2024	2023	2023
Net interest income	$43,288	$42,257	$45,237
Net interest margin	2.50%	2.43%	2.67%
Adjusted net interest margin (See “Use of Non–GAAP Financial Measures”)	2.50%	2.42%	2.65%

	For the Three Months Ended
	March 31,	December 31,	March 31,
Asset Yields and Funding Costs	2024	2023	2023
Interest earning assets	4.82%	4.69%	4.17%
Interest bearing liabilities	2.84%	2.74%	1.85%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023

	For the Three Months Ended
Non–interest Income and Mortgage Banking Income	March 31,	December 31,	March 31,
	2024	2023	2023
Total non–interest income	$9,929	$(20,449)	$9,620
Gain on sale of mortgage loans	626	951	785
Mortgage servicing income net of impairment or recovery	439	724	713

	For the Three Months Ended
	March 31,	December 31,	March 31,
Non–interest Expense	2024	2023	2023
Total non–interest expense	$37,107	$39,330	$34,524
Annualized non–interest expense to average assets	1.90%	1.98%	1.79%

	At or for the Three Months Ended
Credit Quality	March 31,	December 31,	March 31,
	2024	2023	2023
Allowance for credit losses to total loans	1.09%	1.13%	1.17%
Non–performing loans to total loans	0.41%	0.46%	0.47%
Percent of net charge–offs to average loans outstanding for the period	0.01%	0.02%	0.01%

Allowance for	March 31,	Net Reserve	December 31,
Credit Losses	2024	1Q24	2023
Commercial	$30,514	$778	$29,736
Retail Mortgage	2,655	152	2,503
Warehouse	659	178	481
Consumer	16,559	(750)	17,309
Allowance for Credit Losses (“ACL”)	$50,387	358	$50,029
ACL/Total Loans	1.09%		1.13%

Critical Accounting Policies
The notes to the consolidated financial statements included in Item 8 of the Company’s 2023 Annual Report on Form 10–K contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management has identified as critical accounting policies the allowance for credit losses, goodwill and intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.
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
And Results of Operations
For the Three Months ended March 31, 2024 and 2023
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
Goodwill and Intangible Assets
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. FASB ASC 350–10 establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2024, Horizon had core deposit intangibles of $12.8 million subject to amortization and $155.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely affect earnings in future periods. FASB ASC 350–10 requires an annual evaluation of goodwill for impairment.
At each reporting date between annual goodwill impairment tests, Horizon considers potential indicators of impairment. Given the current economic uncertainty and volatility surrounding the interest rate environment, Horizon assessed whether the events and circumstances resulted in it being more likely than not that the fair value of any reporting unit was less than its carrying value. Impairment indicators considered comprised the condition of the economy and banking industry; government intervention and regulatory updates; the impact of recent events to financial performance and cost factors of the reporting unit; performance of the Company's stock and other relevant events. Horizon further considered the amount by which fair value exceeded book value in the most recent quantitative analysis and stress testing performed. At the conclusion of the most recent qualitative assessment, the Company determined that as of March 31, 2024, it was more likely than not that the fair value exceeded its carrying values. Horizon will continue to monitor developments regarding the current banking environment, market capitalization, overall economic conditions and any other triggering events or circumstances that may indicate an impairment of goodwill in the future.
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
And Results of Operations
For the Three Months ended March 31, 2024 and 2023
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
Financial Condition
On March 31, 2024, Horizon’s total assets were $7.9 billion, a decrease of approximately $84.8 million compared to December 31, 2023. The decrease in total assets was primarily due to decreases in cash and due from banks of $255.4 million, investments held to maturity of $19.9 million and investments available for sale of $11.9 million offset by growth in net loans of $200.2 million.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023
Investment securities were comprised of the following as of (dollars in thousands):

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$71,943	$62,926	$72,938	$64,377
State and municipal	352,738	299,255	353,299	304,030
Federal agency collateralized mortgage obligations	3,819	3,450	3,931	3,580
Federal agency mortgage–backed pools	157,812	133,142	161,130	137,297
Corporate notes	42,119	36,546	43,317	37,967
Total available for sale investment securities	$628,431	$535,319	$634,615	$547,251
Held to maturity
U.S. Treasury and federal agencies	$284,236	$241,037	$287,259	$245,960
State and municipal	1,078,388	911,630	1,088,499	939,361
Federal agency collateralized mortgage obligations	49,913	41,825	51,325	43,479
Federal agency mortgage–backed pools	319,181	268,852	323,649	275,028
Private labeled mortgage–backed pools	31,712	27,182	32,329	27,734
Corporate notes	162,453	137,327	162,734	137,196
Total held to maturity investment securities	$1,925,883	$1,627,853	$1,945,795	$1,668,758
Investment securities available for sale decreased $11.9 million since December 31, 2023 to $535.3 million as of March 31, 2024 primarily due to principal repayments and the sale of certain securities and investment securities held to maturity decreased $19.9 million since December 31, 2023 to $1.9 billion as of March 31, 2024. This decrease in investments held to maturity was due to cash flows received during the first three months of 2023.
Net loans increased $200.2 million since December 31, 2023 to $4.6 billion as of March 31, 2024. Commercial loans increased $74.8 million, consumer loans increased $13.3 million, residential mortgage loans increased $100.9 million and mortgage warehouse loans increased $11.5 million since December 31, 2023.
Total deposits decreased $85.0 million since December 31, 2023 to $5.6 billion as of March 31, 2024, primarily due to a reduction municipal and other public depositors of approximately $148.8 million, offset by an increase in consumer and commercial balances of $61.2 million and $2.6 million, respectively during the first three months of 2023.
Total borrowings increased slightly by $6.1 million to $1.4 billion as of March 31, 2024.
Stockholders’ equity totaled $721.3 million at March 31, 2024 compared to $718.8 million at December 31, 2023. The increase in stockholders’ equity during the period was primarily due to the generation of net income, offset by a decrease in accumulated other comprehensive loss of $4.7 million as unrealized losses on available for sale securities increased to $93.1 million and the amount of dividends paid during the quarter. Book value per common share at March 31, 2024 increased to $16.49 compared to $16.47 at December 31, 2023.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023
Results of Operations
Overview
Consolidated net income for the three–month period ended March 31, 2024 was $14.0 million, or $0.32 diluted earnings per share, compared to $18.2 million, or $0.42 diluted earnings per share for the same period in 2023. The decrease in net income for the three–month period ended March 31, 2024 when compared to the same prior year period reflects a decrease in net interest income of $1.9 million, an increase in credit loss expense of $563,000 and an increase in non–interest expense of $2.6 million, offset by an increase in non–interest income of $309,000 and a decrease in income tax expense of $549,000.

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
Net interest income during the three months ended March 31, 2024 was $43.3 million, a decrease of $1.9 million from the $45.2 million earned during the same period in 2023. Yields on the Company’s interest earning assets increased by 65 basis points to 4.82% for the three months ended March 31, 2024 from 4.17% for the three months ended March 31, 2023. Interest income increased $13.5 million from $71.8 million for the three months ended March 31, 2023 to $85.3 million for the same period in 2024. The increase in interest income was due to higher yields earned on interest earning assets and an increase in average balances of interest earning assets of $92.3 million during the three months ended March 31, 2024. Interest income from acquisition–related purchase accounting adjustments was $13,000 for the three months ended March 31, 2024 compared to $367,000 for the same period in 2023.
Rates paid on interest bearing liabilities increased by 99 basis points for the three–month period ended March 31, 2024 compared to the same period in 2023. Interest expense increased $15.4 million when compared to the three–month period ended March 31, 2023 to $42.0 million for the same period in 2024. This increase was due to higher rates paid on interest bearing liabilities. The cost of average interest bearing deposits increased 117 basis points while the cost of average borrowings increased 8 basis points. Average balances of interest bearing deposits decreased $2.1 million and average balances of borrowings increased $147.4 million for the three-month period ended March 31, 2024 when compared to the same period in 2023.
The net interest margin decreased 17 basis points from 2.67% for the three–month period ended March 31, 2023 to 2.50% for the same period in 2024. The decrease in the margin for the three–month period ended March 31, 2024 compared to the same period in 2023 was due to an increase in the cost of interest bearing liabilities, offset by an increase in the yield on interest earning assets. Excluding the interest income recognized from the acquisition–related purchase accounting adjustments (“adjusted net interest margin”), the margin would have been 2.50% for the three-month period ended March 31, 2024 compared to 2.65% for the same period in 2023. (See the “Non–GAAP Reconciliation of Net Interest Margin” table below.)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023
The following are the average balance sheets for the three months ended (dollars in thousands):

	Average Balance Sheets
	(Dollar Amount in Thousands, Unaudited)
		Three Months Ended			Three Months Ended
		March 31, 2024			March 31, 2023
		Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	Assets
	Interest earning assets
	Federal funds sold	$322,058	$4,387	5.48%	$7,767	$83	4.33%
	Interest earning deposits	9,025	110	4.90%	8,780	70	3.23%
	Investment securities – taxable	1,364,195	7,362	2.17%	1,727,369	8,725	2.05%
	Investment securities – non–taxable (1)	1,149,957	6,451	2.86%	1,314,129	7,556	2.95%
	Loans receivable (2) (3)	4,448,324	66,954	6.09%	4,143,221	55,364	5.44%
	Total interest earning assets	7,293,559	85,264	4.82%	7,201,266	71,798	4.17%
	Non–interest earning assets
	Cash and due from banks	105,795			103,563
	Allowance for credit losses	(49,960)			(50,337)
	Other assets	486,652			576,614
	Total average assets	$7,836,046			$7,831,106
	Liabilities and Stockholders’ Equity
	Interest bearing liabilities
	Interest bearing deposits	$4,500,148	$27,990	2.50%	$4,502,199	$14,819	1.33%
	Borrowings	1,200,728	10,904	3.65%	1,053,317	9,268	3.57%
	Repurchase agreements	138,052	1,026	2.99%	138,749	503	1.47%
	Subordinated notes	55,558	831	6.02%	58,910	880	6.06%
	Junior subordinated debentures issued to capital trusts	57,279	1,225	8.60%	57,048	1,091	7.76%
	Total interest bearing liabilities	5,951,765	41,976	2.84%	5,810,223	26,561	1.85%
	Non–interest bearing liabilities
	Demand deposits	1,077,183			1,255,697
	Accrued interest payable and other liabilities	82,015			71,714
	Stockholders’ equity	725,083			693,472
	Total average liabilities and stockholders’ equity	$7,836,046			$7,831,106

	Net interest income/spread		$43,288	1.98%		$45,237	2.32%
	Net interest income as a percent of average interest earning assets (1)			2.50%			2.67%

(1)	Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities. The average rate is presented on a tax equivalent basis.
(2)	Includes fees on loans. The inclusion of loan fees does not have a material effect on the average interest rate.
(3)	Non–accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees. The average rate is presented on a tax equivalent basis.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023

Rate/Volume Analysis
The following table illustrates the impact of changes in the volume of interest earning assets and interest bearing liabilities and interest rates on net interest income for the periods indicated.

	Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
	Total Change	Change Due to Volume	Change Due to Rate
Interest Income
Federal funds sold	$4,304	$17,196	$(12,892)
Interest earning deposits	40	8	32
Investment securities – taxable	(1,363)	(7,785)	6,422
Investment securities – non–taxable	(1,105)	(4,721)	3,616
Loans receivable	11,590	17,359	(5,769)
Total interest income	$13,466	$22,057	$(8,591)

Interest Expense
Interest bearing deposits	$13,171	$(27)	$13,198
Borrowings	1,636	5,366	(3,730)
Repurchase agreements	523	(10)	533
Subordinated notes	(49)	(202)	153
Junior subordinated debentures issued to capital trusts	134	18	116
Total interest expense	15,415	5,145	10,270
Net Interest Income	$(1,949)	$16,912	$(18,861)

Credit Loss Expense

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio. During the three–month period ended March 31, 2024, credit loss expense for loans totaled $669,000 compared to $242,000 for the same period in 2023. During the three–month period ended March 31, 2024, commercial loan net recoveries were $57,000, residential mortgage loan net recoveries were $5,000 and consumer loan net charge–offs were $488,000.

The ACL balance at March 31, 2024 was $50.4 million, or 1.09% of total loans compared to an ACL balance of $50.0 million at December 31, 2023 or 1.13% of total loans. The decrease in the ACL to total loans ratio was primarily due to the decrease in indirect consumer loans and continued favorable asset quality with non–performing loans at 0.41% of total loans at period end and net charge–offs to average loans represented 0.01% for the first quarter of 2024.

As of March 31, 2024, non–performing loans totaled $19.2 million, reflecting a $1.1 million decrease from $20.3 million in non–performing loans as of December 31, 2023. Non–performing commercial loans decreased by $1.9 million, non–performing real estate loans increased by $667,000 and non–performing consumer loans increased by $94,000 at March 31, 2024 compared to December 31, 2023.
Other Real Estate Owned (“OREO”) and repossessed assets totaled $1.2 million at March 31, 2024 compared to $1.4 million at December 31, 2023.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023
Non–interest Income
The following is a summary of changes in non–interest income for the three months ended March 31, 2024 and 2023 (table dollar amounts in thousands):

	Three Months Ended
	March 31,		Amount	Percent
	2024	2023	Change	Change
Non–interest Income
Service charges on deposit accounts	$3,214	$3,028	$186	6.1%
Wire transfer fees	101	109	(8)	(7.3)%
Interchange fees	3,109	2,867	242	8.4%
Fiduciary activities	1,315	1,275	40	3.1%
Gain on sale of investment securities	—	(500)	500	(100.0)%
Gain on sale of mortgage loans	626	785	(159)	(20.3)%
Mortgage servicing net of impairment	439	713	(274)	(38.4)%
Increase in cash surrender value of bank owned life insurance	298	981	(683)	(69.6)%
Other income	827	362	465	128.5%
Total non–interest income	$9,929	$9,620	$309	3.2%
Total non–interest income was $309,000 higher during the first quarter of 2024 compared to the same period in 2023. Other income was $465,000 higher during the first quarter of 2024 compared to the same period of 2023. Interchange fees were $242,000 higher during the first quarter of 2024 when compared to the prior year period. The cash surrender value of bank owned life insurance decreased $683,000 during the first quarter of 2024 when compared to the same period in 2023 due to the surrender of several policies during the fourth quarter of 2023. Residential mortgage loan activity during the first quarter of 2024 generated $626,000 of income from the gain on sale of mortgage loans, down from $785,000 for the same period in 2023. Mortgage servicing income, net of impairment, decreased $274,000 during the first quarter of 2024 compared to the same period in 2023.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023
Non–interest Expense
The following is a summary of changes in non–interest expense for the three months ended March 31, 2024 and 2023 (table dollar amounts in thousands):

	Three Months Ended
	March 31,	March 31,	QTD	QTD
	2024	2023	$ Change	% Change
Non–interest Expense
Salaries and employee benefits	$20,268	$18,712	$1,556	8.3%
Net occupancy expenses	3,546	3,563	(17)	(0.5)%
Data processing	2,464	2,669	(205)	(7.7)%
Professional fees	607	533	74	13.9%
Outside services and consultants	3,359	2,717	642	23.6%
Loan expense	719	1,118	(399)	(35.7)%
FDIC deposit insurance	1,320	540	780	144.4%
Core deposit intangible amortization	872	903	(31)	(3.4)%
Other losses	16	221	(205)	(92.8)%
Other expenses	3,936	3,548	388	10.9%
Total non–interest expense	$37,107	$34,524	$2,583	7.5%
Annualized Non–interest Exp. to Avg. Assets	1.90%	1.79%
Total non–interest expense was $2.6 million higher during the first quarter of 2024 when compared to the first quarter of 2023 primarily due to increases in salaries and employee benefits expense of $1.6 million, FDIC deposit insurance of $780,000, outside services and consultants expense of $642,000 and other expenses of $388,000, offset by decreases in loan expense of $399,000, data processing of $205,000 and other losses of $205,000. Annualized non–interest expense to average assets was 1.90% for the three months ended March 31, 2024 compared to 1.79% for the same period in 2022.
Income Taxes
Income tax expense totaled $1.3 million for the first quarter of 2024, a decrease of $549,000 when compared to the first quarter of 2023 due to a decrease in income before taxes of $4.8 million.

Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At March 31, 2024, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $1.56 billion in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $1.41 billion at December 31, 2023. The Bank had approximately $581.1 million of unpledged investment securities at March 31, 2024 compared to $601.7 million at December 31, 2023.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2024. Stockholders’ equity totaled $721.3 million as of March 31, 2024, compared to $718.8 million as of December 31, 2023. For the three months ended March 31, 2024, the ratio of average stockholders’ equity to average assets was 9.25% compared to 8.97% for the twelve months ended December 31, 2023. The increase in stockholders’ equity during the period was due to net income generated during the period, offset by a decrease in accumulated other comprehensive income of $4.7 million and the amount of dividends paid.
Horizon declared common stock dividends in the amount of $0.16 per share during the first three months of 2024 and $0.16 per share for the same period in 2023. The dividend payout ratio (dividends as a percent of basic earnings per share) was 50.0% and 38.1% for the first three months of 2024 and 2023, respectively. For additional information regarding dividends, see Horizon’s 2023 Annual Report on Form 10–K.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023

Non–GAAP Reconciliation of Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Net income as reported	$13,991	$(25,215)	$16,205	$18,763	$18,228
Gain on swap termination	—	—	—	(1,453)	—
Tax effect	—	—	—	305	—
Net income excluding gain on swap termination	13,991	(25,215)	16,205	17,615	18,228
(Gain)/loss on sale of investment securities	—	31,572	—	(20)	500
Tax effect	—	(6,630)	—	4	(105)
Tax valuation reserve	—	5,201	—	—	—
Net income excluding (gain)/loss on sale of investment securities	13,991	4,928	16,205	17,599	18,623
Extraordinary expenses	—	705	—	—	—
Tax effect	—	(148)	—	—	—
Net income excluding extraordinary expenses	13,991	5,485	16,205	17,599	18,623
BOLI tax expense and excise tax	—	8,597	—	—	—
Net income excluding BOLI tax expense and excise tax	13,991	14,082	16,205	17,599	18,623
Adjusted net income	$13,991	$14,082	$16,205	$17,599	$18,623

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023

Non–GAAP Reconciliation of Diluted Earnings per Share
(Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Diluted earnings per share (“EPS”) as reported	$0.32	$(0.58)	$0.37	$0.43	$0.42
Gain on swap termination	—	—	—	(0.03)	—
Tax effect	—	—	—	0.01	—
Diluted EPS excluding gain on swap termination	0.32	(0.58)	0.37	0.41	0.42
(Gain)/loss on sale of investment securities	—	0.72	—	—	0.01
Tax effect	—	(0.15)	—	—	—
Tax valuation reserve	—	0.12	—	—	—
Diluted EPS excluding (gain)/loss on investment securities	0.32	0.11	0.37	0.41	0.43
Extraordinary expenses	—	0.02	—	—	—
Tax effect	—	—	—	—	—
Diluted EPS excluding extraordinary expenses	0.32	0.13	0.37	0.41	0.43
BOLI tax expense and excise tax	—	0.20	—	—	—
Diluted EPS excluding BOLI tax expense and excise tax	0.32	0.33	0.37	0.41	0.43
Adjusted Diluted EPS	$0.32	$0.33	$0.37	$0.41	$0.43

Non–GAAP Reconciliation of Pre–Tax, Pre–Provision Net Income
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Pre–tax income	$15,305	$(18,796)	$17,489	$20,215	$20,091
Credit loss expense (recovery)	805	1,274	263	680	242
Pre–tax, pre–provision net income	$16,110	$(17,522)	$17,752	$20,895	$20,333
Pre–tax, pre–provision net income	$16,110	$(17,522)	$17,752	$20,895	$20,333
Gain on swap termination	—	—	—	(1,453)	—
(Gain)/loss on sale of investment securities	—	31,572	—	(20)	500
Extraordinary expenses	—	705	—	—	—
Adjusted pre–tax, pre–provision net income	$16,110	$14,755	$17,752	$19,422	$20,833

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023

Non–GAAP Reconciliation of Net Interest Margin
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Net interest income as reported	$43,288	$42,257	$42,090	$46,160	$45,237
Average interest earning assets	7,293,559	7,239,034	7,286,611	7,212,640	7,201,266
Net interest income as a percentage of average interest earning assets (“Net Interest Margin”)	2.50%	2.43%	2.41%	2.69%	2.67%
Net interest income as reported	$43,288	$42,257	$42,090	$46,160	$45,237
Acquisition–related purchase accounting adjustments (“PAUs”)	(13)	(175)	(435)	(651)	(367)
Gain on swap termination	—	—	—	(1,453)	—
Prepayment penalties on borrowings	—	—	—	—	—
Adjusted net interest income	$43,275	$42,082	$41,655	$44,056	$44,870
Adjusted net interest margin	2.50%	2.42%	2.38%	2.57%	2.65%

Non–GAAP Reconciliation of Tangible Stockholders’ Equity and Tangible Book Value per Share
(Dollars in Thousands Except per Share Data, Unaudited)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Total stockholders’ equity	$721,250	$718,812	$693,369	$709,243	$702,559
Less: Intangible assets	167,965	168,837	169,741	170,644	171,547
Total tangible stockholders’ equity	$553,285	$549,975	$523,628	$538,599	$531,012
Common shares outstanding	43,726,380	43,652,063	43,648,501	43,645,216	43,621,422
Book value per common share	$16.49	$16.47	$15.89	$16.25	$16.11
Tangible book value per common share	$12.65	$12.60	$12.00	$12.34	$12.17

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023

Non–GAAP Calculation and Reconciliation of Efficiency Ratio and Adjusted Efficiency Ratio
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Non–interest expense as reported	$37,107	$39,330	$36,168	$36,262	$34,524
Net interest income as reported	43,288	42,257	42,090	46,160	45,237
Non–interest income as reported	$9,929	$(20,449)	$11,830	$10,997	$9,620
Non–interest expense/(Net interest income + Non–interest income) ("Efficiency Ratio")	69.73%	180.35%	67.08%	63.44%	62.93%

Non–interest expense as reported	$37,107	$39,330	$36,168	$36,262	$34,524
Extraordinary expenses	—	(705)	—	—	—
Non–interest expense excluding acquisition expenses and DOL ESOP settlement expenses	37,107	38,625	36,168	36,262	34,524
Net interest income as reported	43,288	42,257	42,090	46,160	45,237
Gain on swap termination	—	—	—	(1,453)	—
Net interest income excluding gain on swap termination	43,288	42,257	42,090	44,707	45,237
Non–interest income as reported	9,929	(20,449)	11,830	10,997	9,620
(Gain)/loss on sale of investment securities	—	31,572	—	(20)	500
Non–interest income excluding (gain)/loss on sale of investment securities	$9,929	$11,123	$11,830	$10,977	$10,120
Adjusted efficiency ratio	69.73%	72.36%	67.08%	65.12%	62.37%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023

Non–GAAP Reconciliation of Return on Average Assets
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Average assets	$7,836,046	$7,880,816	$7,924,751	$7,840,026	$7,831,106
Return on average assets ("ROAA") as reported	0.72%	(1.27)%	0.81%	0.96%	0.94%
Gain on swap termination	—	—	—	(0.07)	—
Tax effect	—	—	—	0.02	—
ROAA excluding gain on swap termination	0.72	(1.27)	0.81	0.91	0.94
(Gain)/loss on sale of investment securities	—	1.59	—	—	0.03
Tax effect	—	(0.33)	—	—	(0.01)
Tax valuation reserve	—	0.26	—	—	—
ROAA excluding (gain)/loss on sale of investment securities	0.72	0.25	0.81	0.91	0.96
Extraordinary expenses	—	0.04	—	—	—
Tax effect	—	(0.01)	—	—	—
ROAA excluding extraordinary expenses	0.72	0.28	0.81	0.91	0.96
BOLI tax expense and excise tax	—	0.43	—	—	—
ROAA excluding BOLI tax expense and excise tax	0.72	0.71	0.81	0.91	0.96
Adjusted ROAA	0.72%	0.71%	0.81%	0.91%	0.96%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three Months ended March 31, 2024 and 2023

Non–GAAP Reconciliation of Return on Average Common Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Average common equity	$725,083	$702,793	$715,485	$710,953	$693,472
Return on average common equity ("ROACE") as reported	7.76%	(14.23)%	8.99%	10.59%	10.66%
Gain on swap termination	—	—	—	(0.82)	—
Tax effect	—	—	—	0.17	—
ROACE excluding gain on swap termination	7.76	(14.23)	8.99	9.94	10.66
(Gain)/loss on sale of investment securities	—	17.82	—	(0.01)	0.29
Tax effect	—	(3.74)	—	—	(0.06)
Tax valuation reserve	—	2.94	—	—	—
ROACE excluding (gain)/loss on sale of investment securities	7.76	2.79	8.99	9.93	10.89
Extraordinary expenses	—	0.40	—	—	—
Tax effect	—	(0.08)	—	—	—
ROACE excluding extraordinary expenses	7.76	3.11	8.99	9.93	10.89
BOLI tax expense and excise tax	—	4.85	—	—	—
ROACE excluding BOLI tax expense and excise tax	7.76	7.96	8.99	9.93	10.89
Adjusted ROACE	7.76%	7.96%	8.99%	9.93%	10.89%

HORIZON BANCORP, INC. AND SUBSIDIARIES

Non–GAAP Reconciliation of Return on Average Tangible Equity
(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
Average common equity	$725,083	$702,793	$715,485	$710,953	$693,472
Less: Average intangible assets	168,519	169,401	170,301	171,177	172,139
Average tangible equity	$556,564	$533,392	$545,184	$539,776	$521,333
Return on average common equity ("ROATE")	10.11%	(18.76)%	11.79%	13.94%	14.18%
Gain on swap termination	—	—	—	(1.08)	—
Tax effect	—	—	—	0.23	—
ROATE excluding gain on swap termination	10.11	(18.76)	11.79	13.09	14.18
(Gain)/loss on sale of investment securities	—	23.48	—	(0.01)	0.39
Tax effect	—	(4.93)	—	—	(0.08)
Tax valuation reserve	—	3.87	—	—	—
ROATE excluding (gain)/loss on sale of investment securities	10.11	3.66	11.79	13.08	14.49
Extraordinary expenses	—	0.52	—	—	—
Tax effect	—	(0.11)	—	—	—
ROATE excluding extraordinary expenses	10.11	4.07	11.79	13.08	14.49
BOLI tax expense and excise tax	—	6.39	—	—	—
ROATE excluding BOLI tax expense and excise tax	10.11	10.46	11.79	13.08	14.49
Adjusted ROATE	10.11%	10.46%	11.79%	13.08%	14.49%

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We refer you to Horizon's 2023 Annual Report on Form 10–K for analysis of its interest rate sensitivity. Horizon believes there have been no significant changes in its interest rate sensitivity since it was reported in its 2023 Annual Report on Form 10–K.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of March 31, 2024, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2024, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

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
Based on our initial review of these actions, management believes that the Company has strong defenses to the claims and intends to vigorously defend against them. As of March 31, 2024, no liabilities related to the above matters were recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.
In addition to the matters described above, from time to time, Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations.
ITEM 1A.    RISK FACTORS
There have been no material changes from the factors previously disclosed under Item 1A of Horizon's Annual Report on Form 10–K for the fiscal year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5.    OTHER INFORMATION
None

ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
31.1	Certification of Thomas M. Prame	Attached
31.2	Certification of Mark E. Secor	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2024, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

May 10, 2024	/s/ Thomas M. Prame
Date	Thomas M. Prame
Chief Executive Officer

May 10, 2024	/s/ Mark E. Secor
Date	Mark E. Secor
Chief Financial Officer