Form 10-Q
period 2024-06-30
HORIZON BANCORP INC /IN/
filed 2024-08-09
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,712,059 shares of Common Stock, no par value, at August 8, 2024.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$106,691	$112,772
Interest earning deposits	4,957	12,071
Federal funds sold	34,453	401,672
Total cash and cash equivalents	146,101	526,515
Interest earning time deposits	1,715	2,205
Investment securities, available for sale	527,054	547,251
Investment securities, held to maturity (fair value of $1,596,987 and $1,668,758)	1,904,281	1,945,638
Loans held for sale	2,440	1,418
Loans, net of allowance for credit losses of $52,215 and $50,029	4,770,625	4,367,601
Premises and equipment, net	93,695	94,583
Federal Home Loan Bank stock	53,826	34,509
Goodwill	155,211	155,211
Other intangible assets	11,910	13,626
Interest receivable	43,240	38,710
Cash value of life insurance	36,773	36,157
Other assets	165,656	177,061
Total assets	$7,912,527	$7,940,485
Liabilities
Deposits
Non–interest bearing	$1,087,040	$1,116,005
Interest bearing	4,543,114	4,548,888
Total deposits	5,630,154	5,664,893
Borrowings	1,357,335	1,353,050
Subordinated notes	55,668	55,543
Junior subordinated debentures issued to capital trusts	57,369	57,258
Interest payable	11,240	22,249
Other liabilities	74,096	68,680
Total liabilities	7,185,862	7,221,673
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
43,712,059 shares issued and outstanding at June 30, 2024 and 43,652,063 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	357,673	356,400
Retained earnings	442,977	429,021
Accumulated other comprehensive loss	(73,985)	(66,609)
Total stockholders’ equity	726,665	718,812
Total liabilities and stockholders’ equity	$7,912,527	$7,940,485
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest Income
Loans receivable	$71,880	$60,594	$138,834	$115,958
Investment securities – taxable	7,986	8,740	15,348	17,465
Investment securities – tax exempt	6,377	7,059	12,828	14,615
Other	738	475	5,235	628
Total interest income	86,981	76,868	172,245	148,666
Interest Expense
Deposits	28,447	18,958	56,437	33,777
Borrowed funds	11,213	9,718	23,143	19,489
Subordinated notes	829	881	1,660	1,761
Junior subordinated debentures issued to capital trusts	1,213	1,151	2,438	2,242
Total interest expense	41,702	30,708	83,678	57,269
Net Interest Income	45,279	46,160	88,567	91,397
Credit loss expense	2,369	680	3,174	922
Net Interest Income after Credit Loss Expense	42,910	45,480	85,393	90,475
Non–interest Income
Service charges on deposit accounts	3,130	3,021	6,344	6,049
Wire transfer fees	113	116	214	225
Interchange fees	3,826	3,584	6,935	6,451
Fiduciary activities	1,372	1,247	2,687	2,522
Gain (loss) on sale of investment securities	—	20	—	(480)
Gain on sale of mortgage loans	896	1,005	1,522	1,790
Mortgage servicing income, net	450	640	889	1,353
Increase in cash value of bank owned life insurance	318	1,015	616	1,996
Other income	380	349	1,207	711
Total non–interest income	10,485	10,997	20,414	20,617
Non–interest Expense
Salaries and employee benefits	20,583	20,162	40,851	38,874
Net occupancy expenses	3,192	3,249	6,738	6,812
Data processing	2,579	3,016	5,043	5,685
Professional fees	714	633	1,321	1,166
Outside services and consultants	3,058	2,515	6,417	5,232
Loan expense	1,038	1,397	1,757	2,515
FDIC insurance expense	1,315	840	2,635	1,380
Core deposit intangible amortization	844	903	1,716	1,806
Other losses	515	134	531	355
Other expense	3,684	3,413	7,620	6,961
Total non–interest expense	37,522	36,262	74,629	70,786
Income Before Income Taxes	15,873	20,215	31,178	40,306
Income tax expense	1,733	1,452	3,047	3,315
Net Income	$14,140	$18,763	$28,131	$36,991
Basic Earnings Per Share	$0.32	$0.43	$0.64	$0.85
Diluted Earnings Per Share	0.32	0.43	0.64	0.85
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Net Income	$14,140	$18,763	$28,131	$36,991
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	—	35	—	(523)
Reclassification adjustment for swap termination gain realized in income	—	(1,453)	—	(1,453)
Income tax effect	—	299	—	415
Changes from derivative instruments	—	(1,119)	—	(1,561)
Change in securities:
Unrealized gain (loss) for the period on available for sale securities	(3,262)	(5,795)	(9,010)	12,349
Accretion from transfer of securities from available for sale to held to maturity securities	(167)	(219)	(327)	(373)
Reclassification adjustment for securities losses realized in income	—	(20)	—	480
Income tax effect	720	1,266	1,961	(2,616)
Unrealized gains (losses) on securities	(2,709)	(4,768)	(7,376)	9,840
Other Comprehensive Income (Loss), Net of Tax	(2,709)	(5,887)	(7,376)	8,279
Comprehensive Income	$11,431	$12,876	$20,755	$45,270
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, April 1, 2023	$—	$—	$354,035	$440,556	$(92,032)	$702,559
Net income	—	—	—	18,763	—	18,763
Other comprehensive income, net of tax	—	—	—	—	(5,887)	(5,887)
Amortization of unearned compensation	—	—	944	—	—	944
Net settlement of share awards	—	—	(26)	—	—	(26)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,110)	—	(7,110)
Balances, June 30, 2023	$—	$—	$354,953	$452,209	$(97,919)	$709,243

Balances, April 1, 2024	$—	$—	$356,599	$435,927	$(71,276)	$721,250
Net income	—	—	—	14,140	—	14,140
Other comprehensive loss, net of tax	—	—	—	—	(2,709)	(2,709)
Amortization of unearned compensation	—	—	1,134	—	—	1,134
Net settlement of share awards	—	—	(60)	—	—	(60)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,090)	—	(7,090)
Balances, June 30, 2024	$—	$—	$357,673	$442,977	$(73,985)	$726,665
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Six Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2023	$—	$—	$354,188	$429,385	$(106,198)	$677,375
Net income	—	—	—	36,991	—	36,991
Other comprehensive income, net of tax	—	—	—	—	8,279	8,279
Amortization of unearned compensation	—	—	1,703	—	—	1,703
Net settlement of share awards	—	—	(723)	—	—	(723)
Stock retirement plans	—	—	(215)	—	—	(215)
Cash dividends on common stock ($0.32 per share)	—	—	—	(14,167)	—	(14,167)
Balances, June 30, 2023	$—	$—	$354,953	$452,209	$(97,919)	$709,243

Balances, January 1, 2024	$—	$—	$356,400	$429,021	$(66,609)	$718,812
Net income	—	—	—	28,131	—	28,131
Other comprehensive loss, net of tax	—	—	—	—	(7,376)	(7,376)
Amortization of unearned compensation	—	—	2,041	—	—	2,041
Net settlement of share awards	—	—	(768)	—	—	(768)
Cash dividends on common stock ($0.32 per share)	—	—	—	(14,175)	—	(14,175)
Balances, June 30, 2024	$—	$—	$357,673	$442,977	$(73,985)	$726,665
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Six Months Ended
	June 30
	2024	2023
Operating Activities
Net income	$28,131	$36,991
Items not requiring (providing) cash
Credit loss expense	3,174	922
Depreciation and amortization	5,170	5,268
Share based compensation	2,041	1,703
Amortization of mortgage servicing rights	942	547
Premium amortization on securities, net	4,355	5,265
Loss on sale of investment securities	—	480
Gain on sale of mortgage loans	(1,522)	(1,790)
Proceeds from sales of loans	52,329	62,541
Loans originated for sale	(52,396)	(62,312)
Gain on cash value life insurance	(616)	(1,996)
Gain on sale of other real estate owned	(74)	(121)
Net change in:
Interest receivable	(4,530)	(2,242)
Interest payable	(11,009)	7,359
Other assets	(8,855)	(299)
Other liabilities	5,323	(8,202)
Net cash provided by operating activities	$22,463	$44,114
Investing Activities
Purchases of securities available for sale	$—	$(1,385)
Proceeds from sales of securities available for sale	—	88,194
Proceeds from maturities, calls and principal repayments of securities available for sale	8,704	15,170
Purchases of securities held to maturity	(312)	(9,605)
Proceeds from maturities, calls and principal repayments of securities held to maturity	38,317	45,334
Net change in interest earning time deposits	490	360
Purchase of FHLB stock	(19,317)	(7,832)
Purchase of loans	(240,020)	(62,489)
Net change in loans	(166,999)	(48,049)
Proceeds on the sale of OREO and repossessed assets	748	1,188
Premises and equipment expenditures	(2,007)	(5,277)
Proceeds from bank owned life insurance	22,917	—
Net cash used in investing activities	$(357,479)	$15,609
Financing Activities
Net change in deposits	(34,738)	(148,442)
Proceeds from borrowings	512,759	584,094
Repayment of borrowings	(500,615)	(378,790)
Net change in repurchase agreements	(7,860)	3,786
Net settlement of share awards	(768)	(723)
Dividends paid on common stock	(14,176)	(14,167)
Net cash provided by financing activities	$(45,398)	$45,758
Net Change in Cash and Cash Equivalents	(380,414)	105,481
Cash and Cash Equivalents, Beginning of Period	526,515	123,505
Cash and Cash Equivalents, End of Period	$146,101	$228,986
Additional Supplemental Information
Interest paid	$94,687	$49,910
Income taxes paid	8,000	1,554
Transfer of loans to other real estate and repossessed assets	915	1,452
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

Reclassifications

Certain reclassifications have been made to the 2023 condensed consolidated financial statements to be comparable to 2024. These reclassifications were not material and had no effect on net income.

Revisions to Previously Issued Financial Statements
During the second quarter of 2024 management corrected a prior computation of the Company’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets), and Tier 1 capital (to average assets) ratios for purposes of the Company’s consolidated financial statements for holding companies filed with the Federal Reserve (the “Regulatory Filings”), which involved an incorrect classification of the Company’s subordinated notes as Tier 1 capital. This incorrect classification affected the Company's regulatory capital disclosures in certain prior period filings with the SEC, as those disclosures were sourced from the Regulatory Filings. The Company evaluated the effects of the incorrect classification to its previously filed Regulatory Filings and previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon qualitative and quantitative factors, determined the errors were not material to the previously filed Regulatory Filings or the previously issued financial statements and disclosures included in our Annual Reports on Form 10-K for the years ended December 31, 2020, 2021, 2022 and 2023, or for any of the quarterly reports included therein or through our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024. The Company has amended its Regulatory Filings for the periods ended March 31, 2024 and December 31, 2023 to reclassify the subordinated notes balance from Tier 1 capital into Tier 2 capital. The correction of the classification had no effect on the Company’s consolidated balance sheets, statements of income, stockholders’ equity, or the amounts or disclosure of the regulatory capital ratios of the Bank as included in its call reports. The Company continues to exceed regulatory proxy ratios to be considered “well capitalized”, plus the capital conservation buffer, at June 30, 2024. See "Note 13 - Regulatory Capital" below for further information.
Nature of Business and Basis of Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2024 and June 30, 2023 are not necessarily indicative of the operating results for the full year of 2024 or 2023. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of June 30, 2024, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Basic earnings per share
Net income	$14,140	$18,763	$28,131	$36,991
Weighted average common shares outstanding	43,712,059	43,639,987	43,686,576	43,611,926
Basic earnings per share	$0.32	$0.43	$0.64	$0.85

Diluted earnings per share
Net income	$14,140	$18,763	$28,131	$36,991
Weighted average common shares outstanding	43,712,059	43,639,987	43,686,576	43,611,926
Effect of dilutive securities:
Restricted stock	270,833	102,046	226,864	136,693
Stock options	4,295	555	4,850	8,702
Weighted average common shares outstanding	43,987,187	43,742,588	43,918,290	43,757,321
Diluted earnings per share	$0.32	$0.43	$0.64	$0.85
There were 167,943 and 257,773 shares for the three and six months ended June 30, 2024 which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 484,650 and 415,455 shares for the three and six months ended June 30, 2023 which were not included in the computation of diluted earnings per share because they were non–dilutive.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Securities
The fair value of securities is as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$71,419	$—	$(8,754)	$62,665
State and municipal	352,223	2	(57,389)	294,836
Federal agency collateralized mortgage obligations	3,702	—	(368)	3,334
Federal agency mortgage-backed pools	154,479	—	(24,161)	130,318
Corporate notes	41,605	—	(5,704)	35,901
Total available for sale investment securities	$623,428	$2	$(96,376)	$527,054

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses	Net Carrying Amount
Held to maturity
U.S. Treasury and federal agencies	$284,114	$—	$(41,917)	$242,197	$—	$284,114
State and municipal	1,064,638	160	(178,390)	886,408	(21)	1,064,617
Federal agency collateralized mortgage obligations	48,668	—	(8,128)	40,540	—	48,668
Federal agency mortgage-backed pools	314,069	—	(49,255)	264,814	—	314,069
Private labeled mortgage-backed pools	30,780	—	(4,534)	26,246	(7)	30,773
Corporate notes	162,170	—	(25,388)	136,782	(130)	162,040
Total held to maturity investment securities	$1,904,439	$160	$(307,612)	$1,596,987	$(158)	$1,904,281

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$72,938	$—	$(8,561)	$64,377
State and municipal	353,299	—	(49,269)	304,030
Federal agency collateralized mortgage obligations	3,931	—	(351)	3,580
Federal agency mortgage-backed pools	161,130	—	(23,833)	137,297
Corporate notes	43,317	455	(5,805)	37,967
Total available for sale investment securities	$634,615	$455	$(87,819)	$547,251

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
The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$3,646	$3,618	$5,505	$5,408
One to five years	105,358	93,966	100,301	89,650
Five to ten years	175,739	145,553	167,764	141,203
After ten years	180,504	150,265	195,984	170,113
	465,247	393,402	469,554	406,374
Federal agency collateralized mortgage obligations	3,702	3,334	3,931	3,580
Federal agency mortgage–backed pools	154,479	130,318	161,130	137,297
Total available for sale investment securities	$623,428	$527,054	$634,615	$547,251
Held to maturity
Within one year	$22,563	$22,312	$33,483	$33,169
One to five years	217,174	207,041	225,957	216,354
Five to ten years	357,082	305,973	350,843	304,067
After ten years	914,103	730,061	928,209	768,927
	1,510,922	1,265,387	1,538,492	1,322,517
Federal agency collateralized mortgage obligations	48,668	40,540	51,325	43,479
Federal agency mortgage–backed pools	314,069	264,814	323,649	275,028
Private labeled mortgage–backed pools	30,780	26,246	32,329	27,734
Total held to maturity investment securities	$1,904,439	$1,596,987	$1,945,795	$1,668,758
As of June 30, 2024, investment securities with a carrying value of $144.4 million were pledged as collateral against $1.2 billion of Federal Home Loan Bank (FHLB) borrowings.

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

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$—	$—	$62,665	$(8,754)	$62,665	$(8,754)
State and municipal	1,664	(291)	292,505	(57,098)	294,169	(57,389)
Federal agency collateralized mortgage obligations	—	—	3,334	(368)	3,334	(368)
Federal agency mortgage–backed pools	—	—	130,319	(24,161)	130,319	(24,161)
Corporate notes	—	—	35,901	(5,704)	35,901	(5,704)
Total temporarily impaired securities	$1,664	$(291)	$524,724	$(96,085)	$526,388	$(96,376)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and federal agencies	$—	$—	$64,377	$(8,561)	$64,377	$(8,561)
State and municipal	2,387	(236)	301,643	(49,033)	304,030	(49,269)
Federal agency collateralized mortgage obligations	—	—	3,580	(351)	3,580	(351)
Federal agency mortgage–backed pools	—	—	137,289	(23,833)	137,289	(23,833)
Corporate notes	—	—	36,359	(5,805)	36,359	(5,805)
Total temporarily impaired securities	$2,387	$(236)	$543,248	$(87,583)	$545,635	$(87,819)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of June 30, 2024 and December 31, 2023, the Company had 2,314 and 2,290 securities, respectively, with market values below their cost basis. The total fair value of these investments at June 30, 2024 and December 31, 2023 was $2.1 billion and $2.1 billion, which is approximately 86.5% and 85.1%, respectively, of the Company's available for sale and held to maturity securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.
No allowance for credit losses for available for sale debt securities was recorded at June 30, 2024 or December 31, 2023.
The allowance for credit losses for held to maturity securities is a contra asset valuation account that is deducted from the carrying amount of held to maturity securities to present the net amount expected to be collected. Held to maturity securities are charged off against the allowance for credit loss when deemed uncollectible. Adjustments to the allowance for credit loss are reported in our Condensed Consolidated Statements of Income in credit loss expense. We measure expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and consider historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Government-sponsored treasuries, agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
municipal, private label mortgage-backed and corporate note held to maturity securities, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. As of June 30, 2024 and December 31, 2023, there were no past due principal and interest payments associated with these securities. An allowance for credit loss of $158,000 and $157,000 was recorded on these securities based on applying the long-term historical rating agency credit loss rate for similarly rated securities at June 30, 2024 and December 31, 2023, respectively.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. The Company applies ratings derived from Nationally Recognized Statistical Rating Organizations ("NRSRO"), specifically Moody's and Standard & Poor's. For state and municipal securities where no rating is available from the NRSROs, a consistent internally-assigned rating methodology is applied. The amortized cost of these securities in the following tables subject to this methodology totaled $131.9 million as of June 30, 2024, and $143.7 million as of December 31, 2023.
The following table summarizes credit ratings of our held-to-maturity securities at amortized cost for the periods indicated:

June 30, 2024	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury and federal agencies	$—	$284,114	$—	$—	$—	$—	$284,114
State and municipal	284,849	713,834	63,772	2,183	—	—	1,064,638
Federal agency collateralized mortgage obligations	48,668	—	—	—	—	—	48,668
Federal agency mortgage-backed pools	314,069	—	—	—	—	—	314,069
Private labeled mortgage-backed pools	30,780	—	—	—	—	—	30,780
Corporate notes	—	6,193	11,691	75,926	4,550	63,810	162,170
Total	$678,366	$1,004,141	$75,463	$78,109	$4,550	$63,810	$1,904,439

December 31, 2023	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury and federal agencies	$—	$287,259	$—	$—	$—	$—	$287,259
State and municipal	285,748	730,907	69,658	2,186	—	—	1,088,499
Federal agency collateralized mortgage obligations	51,325	—	—	—	—	—	51,325
Federal agency mortgage-backed pools	323,649	—	—	—	—	—	323,649
Private labeled mortgage-backed pools	32,329	—	—	—	—	—	32,329
Corporate notes	—	4,260	11,831	78,197	4,556	63,890	162,734
Total	$693,051	$1,022,426	$81,489	$80,383	$4,556	$63,890	$1,945,795

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Beginning balance	$158	$—	$157	$—
Credit loss expense (benefit)	—	—	1	—
Ending balance	$158	$—	$158	$—
Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $14.4 million at June 30, 2024 and $14.7 million at December 31, 2023 and is excluded from the estimate of credit losses.
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
Information regarding security proceeds, gross gains and gross losses, based on specific identification method, are presented below.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Sales of securities available for sale
Proceeds	$—	$24,668	$—	$88,194
Gross gains	—	86	—	215
Gross losses	—	(66)	—	(695)

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
The following table presents total loans outstanding by portfolio class, as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Commercial
Owner occupied real estate	$632,200	$640,731
Non–owner occupied real estate	1,439,509	1,273,838
Residential spec homes	12,479	13,489
Development & spec land	33,584	34,039
Commercial and industrial	786,788	712,863
Total commercial	2,904,560	2,674,960
Real estate
Residential mortgage	779,894	654,295
Residential construction	18,062	26,841
Mortgage warehouse	68,917	45,078
Total real estate	866,873	726,214
Consumer
Installment	106,028	52,366
Indirect auto	382,079	399,946
Home equity	563,300	564,144
Total consumer	1,051,407	1,016,456
Total loans	4,822,840	4,417,630
Allowance for credit losses	(52,215)	(50,029)
Net loans	$4,770,625	$4,367,601
Total loans include net deferred loan costs of $21.2 million at June 30, 2024 and $21.9 million at December 31, 2023, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Non–performing Loans

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at June 30, 2024:

	June 30, 2024
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$2,558	$—	$1,737
Non–owner occupied real estate	462	—	462
Residential spec homes	—	—	—
Development & spec land	593	—	593
Commercial and industrial	708	—	20
Total commercial	4,321	—	2,812
Real estate
Residential mortgage	8,489	133	—
Residential construction	—	—	—
Mortgage warehouse	—	—	—
Total real estate	8,489	133	—
Consumer
Installment	199	196	—
Indirect auto	1,218	212	—
Home equity	4,036	498	—
Total consumer	5,453	906	—
Total	$18,263	$1,039	$2,812

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
There was no interest income recognized on non-accrual loans during the three and six months ended June 30, 2024 and 2023, respectively, while the loans were in non-accrual status.
The amount of accrued interest receivable written off by the Company by reversing interest income was not material for the three and six months ended June 30, 2024 and June 30, 2023, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan at June 30, 2024:

	June 30, 2024
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$630,034	$723	$1,342	$101	$2,166	$632,200
Non–owner occupied real estate	1,439,186	323	—	—	323	1,439,509
Residential spec homes	12,479	—	—	—	—	12,479
Development & spec land	33,584	—	—	—	—	33,584
Commercial and industrial	784,821	449	1,436	82	1,967	786,788
Total commercial	2,900,104	1,495	2,778	183	4,456	2,904,560
Real estate
Residential mortgage	770,599	90	6,005	3,200	9,295	779,894
Residential construction	18,062	—	—	—	—	18,062
Mortgage warehouse	68,917	—	—	—	—	68,917
Total real estate	857,578	90	6,005	3,200	9,295	866,873
Consumer
Installment	104,388	1,166	178	296	1,640	106,028
Indirect auto	377,002	4,023	503	551	5,077	382,079
Home equity	554,712	4,520	1,221	2,847	8,588	563,300
Total consumer	1,036,102	9,709	1,902	3,694	15,305	1,051,407
Total	$4,793,784	$11,294	$10,685	$7,077	$29,056	$4,822,840

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
For the three and six months ended June 30, 2024, the Company did not have material modifications of loans with borrowers experiencing financial difficulty. Similarly, the Company did not modify any loans with borrowers experiencing financial difficulty for the three and six months ended June 30, 2023.

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
The tables below present the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses, at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Real Estate	Accounts Receivable/Equipment	Other	Total (1)	ACL Allocation
Commercial
Owner occupied real estate	$2,558	$—	$—	$2,558	$221
Non–owner occupied real estate	462	—	—	462	—
Residential spec homes	—	—	—	—	—
Development & spec land	593	—	—	593	—
Commercial and industrial	563	38	20	621	601
Total commercial	4,176	38	20	4,234	822
Total collateral dependent loans	$4,176	$38	$20	$4,234	$822

(1) Collateral dependent loans had a collateral fair value of $5.1 million at June 30, 2024

	December 31, 2023
	Real Estate	Accounts Receivable/Equipment	Other	Total (1)	ACL Allocation
Commercial
Owner occupied real estate	$2,636	$—	$—	$2,636	$190
Non–owner occupied real estate	3,485	—	—	3,485	699
Residential spec homes	—	—	—	—	—
Development & spec land	617	—	—	617	—
Commercial and industrial	563	42	20	625	604
Total commercial	7,301	42	20	7,363	1,493
Total collateral dependent loans	$7,301	$42	$20	$7,363	$1,493

(1) Collateral dependent loans had a collateral fair value of $6.3 million at December 31, 2023
As of June 30, 2024, the Company had a carrying value of $1.2 million of repossessed assets. As of June 30, 2024, the Company had a recorded net investment of $0.4 million of consumer mortgage loans in which foreclosure proceedings have commenced.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at June 30, 2024.

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$31,421	$70,005	$93,077	$69,976	$39,615	$193,454	$84,482	$10,861	$592,891
Special Mention	—	2,121	484	3,696	144	11,613	—	452	18,510
Substandard	—	4,282	1,060	6,394	—	9,063	—	—	20,799
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$31,421	$76,408	$94,621	$80,066	$39,759	$214,130	$84,482	$11,313	$632,200
Gross charge–offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$1	$—	$—	$1
Non–owner occupied real estate
Pass	$108,271	$115,778	$204,319	$138,375	$103,251	$370,579	$326,424	$9,776	$1,376,773
Special Mention	—	1,351	19,120	1,292	—	37,749	—	—	59,512
Substandard	85	—	—	—	153	2,986	—	—	3,224
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$108,356	$117,129	$223,439	$139,667	$103,404	$411,314	$326,424	$9,776	$1,439,509
Gross charge–offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential spec homes
Pass	$420	$504	$—	$420	$—	$—	$4,111	$7,024	$12,479
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$420	$504	$—	$420	$—	$—	$4,111	$7,024	$12,479
Gross charge–offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Development & spec land
Pass	$722	$4,244	$804	$492	$359	$2,027	$22,727	$302	$31,677
Special Mention	—	—	—	—	—	322	145	—	467
Substandard	—	748	—	—	—	99	593	—	1,440
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$722	$4,992	$804	$492	$359	$2,448	$23,465	$302	$33,584
Gross charge–offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & industrial
Pass	$101,833	$118,032	$137,913	$83,188	$9,762	$68,583	$58,796	$168,230	$746,337
Special Mention	1,046	1,409	1,170	28	1,252	1,628	10,179	12,962	29,674
Substandard	148	1,670	792	422	235	4,192	971	2,347	10,777
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial & industrial	$103,027	$121,111	$139,875	$83,638	$11,249	$74,403	$69,946	$183,539	$786,788
Gross charge–offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$108	$—	$108

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$32,178	$149,276	$166,810	$148,059	$81,155	$193,794	$—	$—	$771,272
Non–performing	—	582	1,886	1,137	249	4,768	—	—	8,622
Total residential mortgage	$32,178	$149,858	$168,696	$149,196	$81,404	$198,562	$—	$—	$779,894
Gross charge–offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$2	$—	$—	$2
Residential construction
Performing	$—	$—	$—	$—	$—	$—	$18,062	$—	$18,062
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$18,062	$—	$18,062
Gross charge–offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$—	$68,917	$68,917
Non–performing	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$—	$68,917	$68,917
Gross charge–offs for the six months ended June 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Installment
Performing	$7,313	$67,399	$11,372	$6,496	$3,410	$7,555	$34	$2,054	$105,633
Non–performing	—	313	—	55	—	25	2	—	395
Total installment	$7,313	$67,712	$11,372	$6,551	$3,410	$7,580	$36	$2,054	$106,028
Gross charge–offs for the six months ended June 30, 2024	$61	$32	$124	$1	$17	$21	$—	$—	$256
Indirect auto
Performing	$31,985	$83,884	$160,052	$64,587	$26,035	$14,106	$—	$—	$380,649
Non–performing	—	172	592	344	183	139	—	—	1,430
Total indirect auto	$31,985	$84,056	$160,644	$64,931	$26,218	$14,245	$—	$—	$382,079
Gross charge–offs for the six months ended June 30, 2024	$—	$145	$606	$224	$77	$67	$—	$—	$1,119
Home equity
Performing	$6,882	$24,730	$18,674	$2,784	$2,146	$11,205	$17,990	$474,355	$558,766
Non–performing	—	27	331	—	50	392	3,734	—	4,534
Total home equity	$6,882	$24,757	$19,005	$2,784	$2,196	$11,597	$21,724	$474,355	$563,300
Gross charge–offs for the six months ended June 30, 2024	$—	$—	$52	$88	$—	$38	$—	$11	$189

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at December 31, 2023.

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$66,814	$101,620	$73,199	$44,067	$41,726	$173,913	$93,432	$8,226	$602,997
Special Mention	3,920	490	3,777	—	2,038	8,128	—	452	18,805
Substandard	1,376	—	6,490	966	228	9,339	530	—	18,929
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$72,110	$102,110	$83,466	$45,033	$43,992	$191,380	$93,962	$8,678	$640,731
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$3	$401	$—	$404
Non–owner occupied real estate
Pass	$116,031	$197,702	$149,540	$104,591	$83,394	$303,191	$246,569	$9,878	$1,210,896
Special Mention	1,366	16,135	1,334	254	845	36,590	—	—	56,524
Substandard	—	—	—	185	—	6,233	—	—	6,418
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$117,397	$213,837	$150,874	$105,030	$84,239	$346,014	$246,569	$9,878	$1,273,838
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$9	$—	$—	$9
Residential spec homes
Pass	$—	$—	$498	$—	$—	$—	$5,852	$7,139	$13,489
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$—	$498	$—	$—	$—	$5,852	$7,139	$13,489
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$29	$—	$29
Development & spec land
Pass	$5,133	$1,477	$990	$390	$247	$3,146	$20,236	$170	$31,789
Special Mention	—	—	—	—	—	—	1,529	—	1,529
Substandard	—	—	—	—	—	104	617	—	721
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$5,133	$1,477	$990	$390	$247	$3,250	$22,382	$170	$34,039
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & industrial
Pass	$121,969	$151,847	$93,709	$12,154	$20,497	$59,041	$60,539	$147,773	$667,529
Special Mention	1,434	726	265	2,137	119	1,305	9,375	18,836	34,197
Substandard	1,595	703	223	211	768	2,404	2,863	2,370	11,137
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial & industrial	$124,998	$153,276	$94,197	$14,502	$21,384	$62,750	$72,777	$168,979	$712,863
Gross charge–offs for the year ended December 31, 2023	$—	$33	$—	$123	$25	$72	$344	$—	$597

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$40,920	$154,803	$157,480	$85,159	$30,464	$177,411	$—	$—	$646,237
Non–performing	118	1,591	748	259	647	4,695	—	—	8,058
Total residential mortgage	$41,038	$156,394	$158,228	$85,418	$31,111	$182,106	$—	$—	$654,295
Gross charge–offs for the year ended December 31, 2023	$—	$28	$—	$—	$—	$20	$—	$—	$48
Residential construction
Performing	$—	$—	$—	$—	$—	$—	$26,841	$—	$26,841
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$26,841	$—	$26,841
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$—	$45,078	$45,078
Non–performing	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$—	$45,078	$45,078
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Installment
Performing	$14,835	$13,447	$7,859	$4,246	$4,449	$5,074	$6	$2,362	$52,278
Non–performing	—	44	10	—	27	7	—	—	88
Total installment	$14,835	$13,491	$7,869	$4,246	$4,476	$5,081	$6	$2,362	$52,366
Gross charge–offs for the year ended December 31, 2023	$33	$28	$31	$10	$32	$27	$6	$—	$167
Indirect auto
Performing	$65,260	$191,871	$80,773	$35,995	$16,690	$8,159	$—	$—	$398,748
Non–performing	49	424	312	229	124	60	—	—	1,198
Total indirect auto	$65,309	$192,295	$81,085	$36,224	$16,814	$8,219	$—	$—	$399,946
Gross charge–offs for the year ended December 31, 2023	$86	$1,388	$708	$137	$58	$74	$—	$—	$2,451
Home equity
Performing	$26,376	$21,379	$5,121	$2,447	$3,885	$9,987	$12,713	$478,673	$560,581
Non–performing	—	212	—	54	177	260	2,860	—	3,563
Total home equity	$26,376	$21,591	$5,121	$2,501	$4,062	$10,247	$15,573	$478,673	$564,144
Gross charge–offs for the year ended December 31, 2023	$—	$10	$—	$103	$—	$91	$13	$—	$217

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$30,514	$2,655	$659	$16,559	$50,387
Credit loss expense (reversal)	1,484	(71)	77	925	2,415
PCD loan charge–offs	(3)	—	—	—	(3)
Charge–offs	(108)	(1)	—	(741)	(850)
Recoveries	54	5	—	207	266
Balance, end of period	$31,941	$2,588	$736	$16,950	$52,215

	Three Months Ended June 30, 2023
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$31,156	$4,447	$798	$13,125	$49,526
Credit loss expense (reversal)	(684)	(809)	95	2,139	741
PCD loan charge–offs	(17)	—	—	—	(17)
Charge–offs	(196)	—	—	(472)	(668)
Recoveries	95	10	—	289	394
Balance, end of period	$30,354	$3,648	$893	$15,081	$49,976

	Six Months Ended June 30, 2024
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$29,736	$2,503	$481	$17,309	$50,029
Credit loss expense (reversal)	2,090	76	255	663	3,084
PCD loan charge–offs	112	—	—	—	112
Charge–offs	(109)	(2)	—	(1,564)	(1,675)
Recoveries	112	11	—	542	665
Balance, end of period	$31,941	$2,588	$736	$16,950	$52,215

	Six Months Ended June 30, 2023
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$32,445	$5,577	$1,020	$11,422	$50,464
Credit loss expense (reversal)	(1,715)	(1,945)	(127)	4,123	336
PCD loan charge–offs	(171)	—	—	—	(171)
Charge–offs	(333)	(4)	—	(1,014)	(1,351)
Recoveries	128	20	—	550	698
Balance, end of period	$30,354	$3,648	$893	$15,081	$49,976
The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the accrued interest on our loan portfolio was $28.1 million and $23.7 million, respectively.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Liability for Commitments to Extend Credit and Standby Letters of Credit
The following tables represent, by loan portfolio segment, a summary of changes in the activity in the liability for commitments to extend credit and standby letters of credit (please see note 14):

	Three Months Ended
	June 30, 2024			June 30, 2023
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$—	$—	$—	$—	$—	$—
Real Estate	46	(5)	41	83	(22)	61
Mortgage Warehouse	—	—	—	—	—	—
Consumer	704	(40)	664	966	(38)	928
Total	$750	$(45)	$705	$1,049	$(60)	$989

	Six Months Ended
	June 30, 2024			June 30, 2023
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$—	$—	$—	$—	$—	$—
Real Estate	64	(23)	41	161	(100)	61
Mortgage Warehouse	—	—	—	—	—	—
Consumer	551	113	664	242	686	928
Total	$615	$90	$705	$403	$586	$989

Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.451 billion and $1.479 billion at June 30, 2024 and December 31, 2023.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated mortgage servicing rights. Mortgage servicing rights are included in other assets on the balance sheets as of June 30, 2024 and December 31, 2023.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Mortgage servicing rights
Balance, beginning of period	$18,538	$18,600	$18,807	$18,619
Servicing rights capitalized	359	207	567	435
Amortization of servicing rights	(465)	(300)	(942)	(547)
Balance, end of period	18,432	18,507	18,432	18,507
Impairment allowance
Balance, beginning of period	—	—	—	—
Additions	—	—	—	—
Reductions	—	—	—	—
Balance, end of period	—	—	—	—
Mortgage servicing rights, net	$18,432	$18,507	$18,432	$18,507

Fair value, beginning of period	$19,149	$18,600	$19,891	$18,619
Fair value, end of period	19,091	18,507	19,091	18,507

Note 6 – Goodwill

The carrying amount of goodwill was $155.2 million as of June 30, 2024 and December 31, 2023, respectively. There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2024 and 2023. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

No goodwill impairment charges were recorded for the three and six months ended June 30, 2024 and 2023. During the first quarters of 2024 and 2023, Horizon considered the amount by which fair value exceeded book value by performing a quantitative analysis. The Company engaged a third-party valuation specialist in performing its quantitative impairment analysis during the third quarter of 2023, which included a combination of valuation approaches to determine the fair value of the Bank reporting unit. These valuation approaches required certain assumptions such as the discount rate, economic conditions impacting interest and growth rates, the control premium, and a relative weighting given to the fair value derived by each of the valuation approaches used. At the conclusion of the assessment, the Company determined that as of June 30, 2024, it was more likely than not that the fair value of goodwill exceeded its carrying value.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	June 30, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
Federal agency collateralized mortgage obligations	$2,107	$—	$—	$—	$2,107
Federal agency mortgage–backed pools	118,723	—	—	—	118,723
Private labeled mortgage–backed pools	7,339	—	—	—	7,339
Total borrowings	$128,169	$—	$—	$—	$128,169

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
Federal agency collateralized mortgage obligations	$2,245	$—	$—	$—	$2,245
Federal agency mortgage–backed pools	126,349	—	—	—	126,349
Private labeled mortgage–backed pools	7,436	—	—	—	7,436
Total borrowings	$136,030	$—	$—	$—	$136,030

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $144.0 million and $145.2 million at June 30, 2024 and December 31, 2023, respectively.

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
On December 8, 2023, Horizon cancelled $3.5 million of the $60.0 million in Notes at a price of 89.5 recording a gain of $368,000. The balance net of unamortized issuance costs of the Notes was $55.7 million and $55.5 million at June 30, 2024 and December 31, 2023, respectively.
Note 9 – Derivative Financial Instruments
Our hedging policy allows the use of interest rate derivative instruments to manage our exposure to interest rate risk or hedge specified assets and liabilities. All derivative instruments are carried on the balance sheet at their estimated fair value and are recorded in other assets or other liabilities, as appropriate.
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
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. Additionally, the Company entered into fair value hedges for certain of our fixed rate AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. The change in fair value of both the hedge instruments and the underlying hedged item are recorded as gains or losses in non–interest income. At June 30, 2024, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.
Other Derivative Instruments

From time to time, we may enter into certain interest rate swaps that are not designated as hedging instruments. These interest rate derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while concurrently entering into an offsetting interest rate swap with a third-party financial institution. We agree to pay interest to the customer on a notional amount at a variable rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay a third-party financial institution the same fixed interest rate on the

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
same notional amount and receive the same variable interest rate on the same notional amount. These interest rate derivative contracts allow our customers to effectively convert a variable rate loan to a fixed rate loan.

The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2024, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of our derivative financial instruments utilized by Horizon on a gross basis for the periods indicated.

	Asset Derivatives		Liability Derivatives
	June 30, 2024		June 30, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$52,097	$3,364	$—	$—
Total derivatives designated as hedging instruments	52,097	3,364	—	—
Derivatives not designated as hedging instruments
Interest rate contracts – customer accommodation	529,613	30,986	529,613	30,986
Mortgage loan contracts	—	—	2,348	7
Commitments to originate mortgage loans	300	8	—	—
Total derivatives not designated as hedging instruments	529,913	30,994	531,961	30,993
Total derivatives	$582,010	$34,358	$531,961	$30,993
Total derivatives subject to enforceable master netting arrangements, gross	$582,010	$34,358	$531,961	$30,993
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$582,010	$34,358	$531,961	$30,993

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Asset Derivatives		Liability Derivatives
	December 31, 2023		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$53,468	$2,950	$—	$—
Total derivatives designated as hedging instruments	53,468	2,950	—	—
Derivatives not designated as hedging instruments
Interest rate contracts – customer accommodation	504,696	23,606	514,881	24,024
Mortgage loan contracts	4,844	33	—	—
Commitments to originate mortgage loans	4,351	125	—	—
Total derivatives not designated as hedging instruments	513,891	23,764	514,881	24,024
Total derivatives	$567,359	$26,714	$514,881	$24,024
Total derivatives subject to enforceable master netting arrangements, gross	$567,359	$26,714	$514,881	$24,024
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$567,359	$26,714	$514,881	$24,024

While the Company is party to master netting arrangements with most of its swap derivative counterparties, the Company has elected to not offset derivative assets and liabilities under these agreements on its consolidated balance sheets. Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums, and usually consists of marketable securities. At June 30, 2024, the Company pledged marketable securities as collateral with a carrying value of $19.0 million.
The effect of the derivative instruments on the condensed consolidated statements of comprehensive income (loss) for the three and six month periods ended June 30 is as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Derivatives in cash flow hedging relationship
Interest rate contracts	$—	$(1,119)	$—	$(1,561)
The effect of the derivatives in cash flow hedging relationships on the condensed consolidated statements of income for three and six month periods ended June 30 is as follows:

	Location of gain (loss) recognized	Amount of Gain (Loss) Recognized
		Three Months Ended		Six Months Ended
		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Derivatives in cash flow hedging relationship
Interest rate contracts – cash flow hedges	Interest expense – Borrowings	$—	$1,624	$—	$1,832

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The effect of the derivative and the hedged item in fair value hedging relationships on the condensed consolidated statements of income for three and six month periods ended June 30 is as follows:

	Location of gain (loss) recognized on derivative and hedged item	Amount of Gain (Loss) Recognized on Derivative and Hedged Item
		Three Months Ended		Six Months Ended
		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedge	Interest income - loans receivable	$330	$314	$665	$434
Hedged item		(330)	(314)	(665)	(434)
Interest rate contracts - fair value hedge	Interest income - investment securities	21	61	92	110
Hedged item		(21)	(61)	(92)	(110)
Total		$—	$—	$—	$—
The effect of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and six month periods ended June 30 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Derivatives not designated as hedging instruments
Mortgage loan contracts	Non-interest income - Gain on sale of loans	$15	$(119)	$(39)	$(32)
Commitments to originate mortgage loans	Non-interest income - Gain on sale of loans	(49)	(88)	(76)	(153)
Totals		$(34)	$(207)	$(115)	$(185)

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
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	June 30, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$62,665	$—	$62,665	$—
State and municipal	294,836	—	294,836	—
Federal agency collateralized mortgage obligations	3,334	—	3,334	—
Federal agency mortgage–backed pools	130,318	—	130,318	—
Corporate notes	35,901	—	35,901	—
Total available for sale securities	527,054	—	527,054	—
Interest rate swap agreements asset	34,350	—	34,350	—
Commitments to originate mortgage loans	8	—	8	—
Mortgage loan contracts liability	(7)	—	(7)	—
Interest rate swap agreements liability	(30,986)	—	(30,986)	—

	December 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Treasury and federal agencies	$64,377	$—	$64,377	$—
State and municipal	304,030	—	304,030	—
Federal agency collateralized mortgage obligations	3,580	—	3,580	—
Federal agency mortgage–backed pools	137,297	—	137,297	—
Corporate notes	37,967	—	37,967	—
Total available for sale securities	547,251	—	547,251	—
Interest rate swap agreements asset	26,556	—	26,556	—
Commitments to originate mortgage loans	125	—	125	—
Mortgage loan contracts	33	—	33	—
Interest rate swap agreements liability	(24,024)	—	(24,024)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Collateral dependent loans	$599	$—	$—	$599
December 31, 2023
Collateral dependent loans	$2,918	$—	$—	$2,918
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

	June 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$599	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	15.4%-20.0% (15.4%)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$2,918	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	16.9%-34.2%(21.5%)

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2024 and December 31, 2023. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and Cash Equivalents – Cash and cash equivalents are composed of: cash and due from banks, interest earning deposits, and federal funds sold. The carrying amounts approximate fair value.
Interest-Earning Time Deposits – The carrying amounts approximate fair value.
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
Interest Payable – The carrying amounts approximate fair value.
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

	June 30, 2024
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$106,691	$106,691	$—	$—
Interest earning deposits	4,957	4,957	—	—
Federal funds sold	34,453	34,453	—	—
Cash and cash equivalents	146,101	146,101	—
Interest earning time deposits	1,715	—	1,715	—
Investment securities, held to maturity	1,904,281	—	1,596,829	—
Loans held for sale	2,440	—	—	2,440
Loans, net	4,770,625	—	—	4,529,404
Stock in FHLB	53,826	—	53,826	—
Liabilities
Non–interest bearing deposits	$1,087,040	$1,087,040	$—	$—
Interest bearing deposits	4,543,114	3,364,726	1,170,682	—
Borrowings	1,357,335	—	1,347,888	—
Subordinated notes	55,668	—	53,408	—
Junior subordinated debentures issued to capital trusts	57,369	—	50,050	—
Interest payable	11,240	—	11,240	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2023
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$112,772	$112,772	$—	$—
Interest earning deposits	12,071	12,071	—	—
Federal funds sold	401,672	401,672	—	—
Cash and cash equivalents	526,515	526,515	—	—
Interest earning time deposits	2,205	—	2,190	—
Investment securities, held to maturity	1,945,638	—	1,668,601	—
Loans held for sale	1,418	—	—	1,418
Loans, net	4,367,601	—	—	4,072,568
Stock in FHLB	34,509	—	34,509	—
Liabilities
Non–interest bearing deposits	$1,116,005	$1,116,005	$—	$—
Interest bearing deposits	4,548,888	3,369,149	1,171,452	—
Borrowings	1,353,050	—	1,347,129	—
Subordinated notes	55,543	—	53,283	—
Junior subordinated debentures issued to capital trusts	57,258	—	50,063	—
Interest payable	22,249	—	22,249	—
Note 12 – Stockholders' Equity
On June 18, 2024, the Company declared a quarterly dividend to common shareholders of $0.16 per share, which was paid on July 19, 2024 to shareholders of record on July 5, 2024.

Dividends declared were $0.16 and $0.32 per share during the three and six months ended June 30, 2024 and $0.16 and $0.32 per share during the three and six months ended June 30, 2023.
Accumulated Other Comprehensive Income (Loss)

	June 30, 2024	December 31, 2023
Unrealized gain (loss) on securities available for sale, net of tax	$(76,136)	$(69,018)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS, net of tax	2,151	2,409
Total accumulated other comprehensive income (loss)	$(73,985)	$(66,609)

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of June 30, 2024, March 31, 2024 and December 31, 2023, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the second quarter of 2024 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.
During the second quarter of 2024 management corrected a prior computation of the Company’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets), and Tier 1 capital (to average assets) ratios for purposes of the Company’s consolidated financial statements for holding companies filed with the Federal Reserve (the “Regulatory Filings”), which involved an incorrect classification of the Company’s subordinated notes as Tier 1 capital. This incorrect classification affected the Company's regulatory capital disclosures in certain prior period filings with the SEC, as those disclosures were sourced from the Regulatory Filings. The Company evaluated the effects of the incorrect classification to its previously filed Regulatory Filings and previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon qualitative and quantitative factors, determined the errors were not material to the previously filed Regulatory Filings or the previously issued financial statements and disclosures included in our Annual Reports on Form 10-K for the years ended December 31, 2020, 2021, 2022 and 2023, or for any of the quarterly reports included therein or through our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024. The Company has amended its Regulatory Filings for the periods ended March 31, 2024 and December 31, 2023 to reclassify the subordinated notes balance from Tier 1 capital into Tier 2 capital. The correction of the classification had no effect on the Company’s consolidated balance sheets, statements of income, stockholders’ equity, or the amounts or disclosure of the regulatory capital ratios of the Bank as included in its call reports. The Company continues to exceed regulatory proxy ratios to be considered “well capitalized”, plus the capital conservation buffer, at June 30, 2024.
The following table presents Horizon and the Bank’s actual and required capital ratios as of June 30, 2024, March 31, 2024 and December 31, 2023, as well as the revisions to Horizon's regulatory capital ratios to reflect the correction of the capital computations for the foregoing periods:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total capital (to risk-weighted assets)(1)
Consolidated	$802,395	13.41%	$478,786	8.00%	$628,407	10.50%	N/A	N/A
Bank	732,301	12.26	477,761	8.00	627,061	10.50	$597,201	10.00%
Tier 1 capital (to risk-weighted assets)(1)
Consolidated	693,807	11.59	359,090	6.00	508,711	8.50	N/A	N/A
Bank	679,381	11.38	358,321	6.00	507,621	8.50	477,761	8.00
Common equity tier 1 capital (to risk-weighted assets)(1)
Consolidated	636,438	10.63	269,317	4.50	418,938	7.00	N/A	N/A
Bank	679,381	11.38	268,741	4.50	418,041	7.00	388,181	6.50
Tier 1 capital (to total assets)(1)
Consolidated	693,807	9.02	307,743	4.00	307,743	4.00	N/A	N/A
Bank	679,381	8.84	307,335	4.00	307,335	4.00	384,168	5.00
March 31, 2024
Total capital (to risk-weighted assets)(1)
Consolidated (As Revised)*	$789,786	13.75%	$459,485	8.00%	$603,074	10.50%	N/A	N/A
Consolidated (As Reported)	793,567	13.82	459,485	8.00	603,074	10.50	N/A	N/A
Bank	721,018	12.59	458,163	8.00	601,338	10.50	$572,703	10.00%
Tier 1 capital (to risk-weighted assets)(1)
Consolidated (As Revised)*	683,015	11.89	344,614	6.00	488,203	8.50	N/A	N/A
Consolidated (As Reported)	742,430	12.93	344,614	6.00	488,203	8.50	N/A	N/A
Bank	669,881	11.70	343,622	6.00	486,798	8.50	458,163	8.00
Common equity tier 1 capital (to risk-weighted assets)(1)
Consolidated	625,700	10.89	258,460	4.50	402,049	7.00	N/A	N/A
Bank	669,881	11.70	257,716	4.50	400,892	7.00	372,257	6.50
Tier 1 capital (to total assets)(1)
Consolidated (As Revised)*	683,015	8.91	306,716	4.00	306,716	4.00	N/A	N/A
Consolidated (As Reported)	742,430	9.68	306,716	4.00	306,716	4.00	N/A	N/A
Bank	669,881	8.63	310,592	4.00	310,592	4.00	388,240	5.00
(1) As defined by regulatory agencies
*Prior periods have been revised (see disclosures above)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital (to risk-weighted assets)(1)
Consolidated (As Revised)*	$782,598	14.04%	$446,000	8.00%	$585,374	10.50%	N/A	N/A
Consolidated (As Reported)	786,436	14.11	446,000	8.00	585,374	10.50	N/A	N/A
Bank	714,402	12.87	444,147	8.00	582,943	10.50	$555,184	10.00%
Tier 1 capital (to risk-weighted assets)(1)
Consolidated (As Revised)*	676,411	12.13	334,500	6.00	473,874	8.50	N/A	N/A
Consolidated (As Reported)	735,792	13.20	334,500	6.00	473,874	8.50	N/A	N/A
Bank	663,758	11.96	333,111	6.00	471,907	8.50	444,147	8.00
Common equity tier 1 capital (to risk-weighted assets)(1)
Consolidated	619,153	11.11	250,875	4.50	390,250	7.00	N/A	N/A
Bank	663,758	11.96	249,833	4.50	388,629	7.00	360,870	6.50
Tier 1 capital (to average assets)(1)
Consolidated (As Revised)*	676,411	8.61	314,306	4.00	314,306	4.00	N/A	N/A
Consolidated (As Reported)	735,792	9.36	314,306	4.00	314,306	4.00	N/A	N/A
Bank	663,758	8.41	315,550	4.00	315,550	4.00	394,438	5.00
(1) As defined by regulatory agencies
*Prior periods have been revised (see disclosures above)
Note 14 – Off-Balance Sheet Arrangements, Commitments, and Contingencies
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
Based on our initial review of these actions, management believes that the Company has strong defenses to the claims and intends to vigorously defend against them. As of June 30, 2024, no liabilities related to the above matters were recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023
Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recorded in the consolidated balance sheets.
Commitments to extend credit are legally binding agreements to lend to a client, so long as there is no violation of any condition established in the commitment contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as the credit risk involved in extending loan facilities to clients. The Company’s policy for obtaining collateral, and determining the nature of such collateral, is essentially the same as in the Company’s policies for making commitments to extend credit. The methodology for estimating the liability for unfunded loan commitments is consistent with the allowance for credit losses on loans.
The following table represents the commitments to extend credit and standby letters of credit as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024	December 31, 2023
Commitments to extend credit	$1,103,746	$1,118,417
Standby letters of credit	18,969	16,493
Total	$1,122,715	$1,134,910

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023
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
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023
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

Critical Accounting Estimates

The notes to the consolidated financial statements included in Item 8 of the Company’s 2023 Annual Report on Form 10–K contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The Company considers these policies to be its critical accounting estimates. Management has identified as critical accounting policies the allowance for credit losses, goodwill and intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.

For additional information regarding critical accounting estimates, see Note 1 – Nature of Operations and Summary of Significant Accounting Policies included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes in the Company’s application of critical accounting estimates since December 31, 2023.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023
Results of Operations

Net Income

Net income declined $4.6 million to $14.1 million, or $0.32 per share, during the three months ended June 30, 2024 when compared to $18.8 million, or $0.43 per share, for the same period in 2023. The decrease from the year ago period was primarily driven by the increased provision for loan loss related to loan growth in the current period and non-interest expense growth compared to the year ago period. Additionally, net interest income, compared to the second quarter of last year, decreased by $0.9 million, or 1.9%, mainly due to an increase in interest expense on interest bearing deposits of $9 million and borrowings of $1.5 million. This increase in interest expense was mainly offset by an increase in interest income on loans receivable of $11.3 million.

Net income declined $8.9 million to $28.1 million, or $0.64 per share, during the six months ended June 30, 2024 when compared to $37.0 million, or $0.85 per share, for the same period in 2023. The decrease from the year ago period was primarily a result of growth in non-interest expense, a decline in the net interest income and increased provision for loan loss related to loan growth in the current period.

Net Interest Income

Net interest income decreased $0.9 million during the three months ended June 30, 2024, to $45.3 million, when compared to the same period in 2023. While average earning asset balances were relatively unchanged, the reported net FTE interest margin1 decreased by 5 basis points, to 2.64% for the three months ended June 30, 2024 compared to the year ago period, which included a $1.5 million swap termination gain that did not recur. Additionally, the contribution from interest accretion on acquired loans declined by $0.7 million when compared to the year ago period, to an insignificant amount for the three months ended June 30, 2024.

Following are the average balance sheets for the three months ended (dollars in thousands):

1Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Three Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest(4)	Average Rate(4)	Average Balance	Interest(4)	Average Rate(4)
Assets
Interest earning assets
Federal funds sold	$47,805	$645	5.43%	$30,926	$376	4.88%
Interest earning deposits (7)	7,662	93	4.88%	9,002	99	4.41%
Federal Home Loan Bank stock (6)	53,827	1,521	11.36%	33,322	508	6.11%
Investment securities - taxable (1)	1,309,305	6,465	1.99%	1,673,439	8,232	1.97%
Investment securities - non-taxable (1)	1,132,065	8,072	2.87%	1,240,931	8,935	2.89%
Total investment securities	2,441,370	14,537	2.39%	2,914,370	17,167	2.36%
Loans receivable (2) (3)	4,662,124	72,208	6.23%	4,225,020	60,843	5.78%
Total interest earning assets	7,212,788	89,004	4.96%	7,212,640	78,993	4.39%
Non-interest earning assets
Cash and due from banks	108,319			102,935
Allowance for credit losses	(50,334)			(49,481)
Other assets	508,555			573,932
Total average assets	$7,779,328			$7,840,026

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing deposits	$3,334,490	$16,814	2.03%	$3,329,899	$10,388	1.25%
Time deposits	1,134,590	11,633	4.12%	1,115,175	8,570	3.08%
Borrowings	1,184,172	10,278	3.49%	1,176,702	9,035	3.08%
Repurchase agreements	125,144	935	3.00%	140,606	683	1.95%
Subordinated notes	55,647	829	5.99%	58,946	881	5.99%
Junior subordinated debentures issued to capital trusts	57,335	1,213	8.51%	57,110	1,151	8.08%
Total interest bearing liabilities	5,891,378	41,702	2.85%	5,878,438	30,708	2.10%
Non-interest bearing liabilities
Demand deposits	1,080,676			1,186,520
Accrued interest payable and other liabilities	80,942			64,115
Stockholders' equity	726,332			710,953
Total average liabilities and stockholders' equity	$7,779,328			$7,840,026
Net FTE interest income (non-GAAP) (5)		$47,302			$48,285
Less FTE adjustments (4)		(2,023)			(2,125)
Net Interest Income		$45,279			$46,160
Net FTE interest margin (Non-GAAP) (4)(5)			2.64%			2.69%
(1) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.
(2) Includes fees on loans held for sale and held for investment. The inclusion of loan fees does not have a material effect on the average interest rate.
(3) Non-accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees.
(4) Management believes fully taxable equivalent, or FTE, interest income is useful to investors in evaluating the Company's performance as a comparison of the returns between a tax-free investment and a taxable alternative. The Company adjusts interest income and average rates for tax-exempt loans and securities to an FTE basis utilizing a 21% tax rate

(5) Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.
(6) Dividends on FHLB stock.
(7) Includes interest earning deposits and interest earning time deposits.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023
Net interest income decreased $2.8 million during the six months ended June 30, 2024, to $88.6 million, when compared to the same period in 2023. While average earning asset balances grew modestly, the reported net FTE interest margin2 decreased by 11 basis points, to 2.57% for the six months ended June 30, 2024 compared to the year ago period. The primary driver of the decline in net interest income compared with the year ago period was the $1.5 million swap termination gain and $1.1 million of additional contribution from interest accretion on acquired loans in the year ago period. Following are the average balance sheets for the six months ended (dollars in thousands):
2 Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Six Months Ended
	June 30, 2024			June 30, 2023
	Average Balance	Interest(4)	Average Rate(4)	Average Balance	Interest(4)(6)	Average Rate(4)
Assets
Interest earning assets
Federal funds sold	$184,932	$5,032	5.47%	$19,411	$459	4.77%
Interest earning deposits (7)	8,512	203	4.80%	8,891	169	3.83%
Federal Home Loan Bank stock (6)	45,888	2,304	10.10%	32,096	912	5.73%
Investment securities - taxable (1)	1,317,775	13,044	1.99%	1,684,912	16,553	1.98%
Investment securities - non-taxable (1)	1,141,011	16,238	2.86%	1,277,328	18,500	2.92%
Total investment securities	2,458,786	29,282	2.39%	2,962,240	35,053	2.39%
Loans receivable (2) (3)	4,555,224	139,515	6.16%	4,184,347	116,443	5.61%
Total interest earning assets	7,253,342	176,336	4.89%	7,206,985	153,036	4.28%
Non-interest earning assets
Cash and due from banks	107,057			103,247
Allowance for credit losses	(50,147)			(49,907)
Other assets	497,602			574,707
Total average assets	$7,807,854			$7,835,032

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing deposits	$3,328,858	$32,703	1.98%	$3,409,970	$18,536	1.10%
Time deposits	1,155,756	23,734	4.13%	1,062,549	15,241	2.89%
Borrowings	1,192,450	21,182	3.57%	1,115,350	18,303	3.31%
Repurchase agreements	131,598	1,961	3.00%	139,683	1,186	1.71%
Subordinated notes	55,602	1,660	6.00%	58,928	1,761	6.03%
Junior subordinated debentures issued to capital trusts	57,307	2,438	8.56%	57,079	2,242	7.92%
Total interest bearing liabilities	5,921,571	83,678	2.84%	5,843,559	57,269	1.98%
Non-interest bearing liabilities
Demand deposits	1,078,929			1,220,917
Accrued interest payable and other liabilities	81,478			67,893
Stockholders' equity	725,876			702,663
Total average liabilities and stockholders' equity	$7,807,854			$7,835,032
Net FTE interest income (non-GAAP) (5)		$92,658			$95,767
Less FTE adjustments (4)		(4,091)			(4,370)
Net Interest Income		$88,567			$91,397
Net FTE interest margin (Non-GAAP) (4)(5)			2.57%			2.68%
(1) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.
(2) Includes fees on loans held for sale and held for investment. The inclusion of loan fees does not have a material effect on the average interest rate.
(3) Non-accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees.
(4) Management believes fully taxable equivalent, or FTE, interest income is useful to investors in evaluating the Company's performance as a comparison of the returns between a tax-free investment and a taxable alternative. The Company adjusts interest income and average rates for tax-exempt loans and securities to an FTE basis utilizing a 21% tax rate

(5) Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.
(6) Dividends on FHLB stock.
(7) Includes interest earning deposits and interest earning time deposits.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023
The following table illustrates the impact of changes in the volume of interest earning assets and interest bearing liabilities and interest rates on net interest income for the periods indicated.

	Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023			Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
	Total Change	Change Due to Volume	Change Due to Rate	Total Change	Change Due to Volume	Change Due to Rate
Interest Income
Federal funds sold	$269	$224	$45	$4,573	$4,494	$79
Interest earning deposits (1)	(6)	(16)	10	34	(7)	41
Federal Home Loan Bank stock	1,013	425	588	1,392	500	892
Investment securities – taxable	(1,767)	(1,798)	31	(3,509)	(3,633)	124
Investment securities – non–taxable	(682)	(777)	95	(1,787)	(1,945)	158
Loans receivable	11,286	6,570	4,716	22,876	10,807	12,069
Total interest income	10,113	4,628	5,485	23,579	10,216	13,363

Interest Expense
Interest bearing deposits	$6,426	$14	$6,412	$14,167	$(451)	$14,618
Time Deposits	3,063	282	2,781	8,493	1,434	7,059
Borrowings	1,243	124	1,119	2,879	1,312	1,567
Repurchase agreements	252	(142)	394	775	(73)	848
Subordinated notes	(52)	(99)	47	(101)	(99)	(2)
Junior subordinated debentures issued to capital trusts	62	9	53	196	9	187
Total interest expense	10,994	188	10,806	26,409	2,132	24,277
Net Interest Income	$(881)	$4,440	$(5,321)	$(2,830)	$8,084	$(10,914)
(1) Includes time deposits.

Non-Interest Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in Thousands)	2024	2023	2024	2023
Non-interest Income
Service charges on deposit accounts	$3,130	$3,021	$6,344	$6,049
Wire transfer fees	113	116	214	225
Interchange fees	3,826	3,584	6,935	6,451
Fiduciary activities	1,372	1,247	2,687	2,522
Gains (losses) on sale of investment securities	—	20	—	(480)
Gain on sale of mortgage loans	896	1,005	1,522	1,790
Mortgage servicing income net of impairment	450	640	889	1,353
Increase in cash value of bank owned life insurance	318	1,015	616	1,996
Other income	380	349	1,207	711
Total non-interest income	$10,485	$10,997	$20,414	$20,617

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023
Total non-interest income declined $0.5 million for the three months ended June 30, 2024 compared to the same period in 2023, and declined $0.2 million for the six months ended June 30, 2024 compared to the same period in 2023. Primary drivers of the periodic changes are noted below.

Service charges on deposit accounts increased $0.1 million for the three months ended June 30, 2024 and $0.3 million for the six months ended June 30, 2024, as compared to the same periods in 2023. The increases compared to the year ago periods were primarily a result of higher transaction-based fee activity in the current period.

Interchange fees, which include fees earned on qualified debit card volume and merchant processing fees, increased $0.2 million for the three months ended June 30, 2024 and $0.5 million for the six months ended June 30, 2024, as compared to the same periods in 2023. The increases were primarily driven by growth in qualified debit card volume for both periods.

Gain on sale of mortgage loans decreased $0.1 million for the three months ended June 30, 2024 and $0.3 million for the six months ended June 30, 2024, as compared to the same periods in 2023. The decrease was primarily driven by lower volumes of sold loans in both periods compared to the year ago periods.

Cash value of bank owned life insurance decreased $0.7 million for the three months ended June 30, 2024 and $1.4 million for the six months ended June 30, 2024, as compared to the same periods in 2023. The declines were due to the surrender of several policies during the fourth quarter of 2023.

Other income, which includes various miscellaneous income items as well as fair market value adjustments to certain other assets, increased by $0.5 million during the six months ended June 30, 2024 primarily related to positive fair market value adjustments on certain marketable securities.
Non-Interest Expense

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in Thousands)	2024	2023	2024	2023
Non-interest Expense
Salaries and employee benefits	$20,583	$20,162	$40,851	$38,874
Net occupancy expenses	3,192	3,249	6,738	6,812
Data processing	2,579	3,016	5,043	5,685
Professional fees	714	633	1,321	1,166
Outside services and consultants	3,058	2,515	6,417	5,232
Loan expense	1,038	1,397	1,757	2,515
FDIC insurance expense	1,315	840	2,635	1,380
Core deposit intangible amortization	844	903	1,716	1,806
Other losses	515	134	531	355
Other expense	3,684	3,413	7,620	6,961
Total non-interest expense	$37,522	$36,262	$74,629	$70,786

Non-interest expense increased $1.3 million for the three months ended June 30, 2024 compared to the same period in 2023, primarily the result of higher expenses related to outside services and consultants, FDIC insurance, salaries and employee benefits and other losses, which was partially mitigated by lower expenses related to data processing and loan expense. Non-interest expense increased $3.8 million for the six months ended June 30, 2024 compared to the same period in 2023, primarily the result of higher expenses related to salaries and benefits, FDIC insurance, outside services and consulting and other expense.

Salaries and employee benefits expense increased by $0.4 million for the three months ended June 30, 2024, and $2.0 million for the six months ended June 30, 2024, when compared to the same periods a year ago. The increase in both

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023
periods is primarily attributable to growth in salary expense related to ongoing hiring efforts in revenue generating roles in commercial lending, equipment finance and treasury management.

Outside services and consultant expense increased by $0.5 million for the three months ended June 30, 2024, and $1.2 million for the six months ended June 30, 2024, when compared to the same periods a year ago. The increase in both periods is partly attributable to hiring-related expense and other business development efforts.

FDIC insurance expense increased by $0.5 million for the three months ended June 30, 2024 when compared to the same period in 2023, and increased by $1.3 million in the six months ended June 30, 2024 compared to the year ago period. The increase in both periods related to higher incurred assessment rates.

Other expenses, which includes corporate and other service expenses, increased by $0.3 million for the three months ended June 30, 2024 when compared to the same period in 2023, and increased by $0.7 million for the six months ended June 30, 2024 when compared to the same period in 2023.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Allowance for Credit Losses on Loans
Balance at beginning of period	$50,387	$49,526	$50,029	$50,464
Provision for credit losses on loans	2,415	741	3,084	336
Net loan charge-offs (recoveries):
Commercial	57	118	$(115)	376
Residential Real estate	(4)	(10)	$(9)	(16)
Mortgage warehouse	—	—	—	—
Consumer	534	183	1,022	464
Total net loan charge-offs (recoveries)	$587	$291	$898	$824
Balance at end of period	$52,215	$49,976	$52,215	$49,976

Liability for Unfunded Lending Commitments
Balance at beginning of period	750	1,049	615	403
Provision for credit losses on unfunded lending commitments	(45)	(60)	90	586
Balance at end of period	$705	$989	$705	$989
Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments	$52,920	$50,965	$52,920	$50,965

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio against various economic backdrops, which periodically change. During the second quarter of 2024, the Company recorded a provision for credit losses on loans of $2.4 million. This compares to a provision for credit losses on loans of $0.7 million during the second quarter of 2023. The increase in the provision for credit losses when compared to the year ago period was primarily attributable to loan growth during the quarter.

For the three months ended June 30, 2024, net loan charge-offs increased by $0.3 million to $0.6 million, compared to $0.3 million in the second quarter of last year.

The provision for credit losses on loans of $3.1 million for the six months ended June 30, 2024 increased by $2.7 million when compared to the prior year period, which is primarily attributable to loan growth

For the six months ended June 30, 2024, net loan charge-offs increased by $0.1 million to $0.9 million compared to $0.8 million in the prior year period. .

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023
The Company’s allowance for credit losses as a percentage of period-end loans HFI was 1.08% at June 30, 2024, compared to 1.17% at June 30, 2023.

As of June 30, 2024, the allowance on unfunded lending commitments decreased by $0.3 million to $0.7 million, compared to $1.0 million in the second quarter of last year.

Income Taxes

The Company’s income tax expense for the second quarter of 2024 was $1.7 million compared to $1.5 million for the second quarter of 2023, resulting in effective tax rates of 10.9% and 7.2%, respectively. The increase in the effective tax rate for the second quarter 2024 is primarily due to the increase in the tax provision for the second quarter of 2024 to bring the year-to-date tax rate in line with the current estimated annual effective tax rate for the full year 2024, less tax-advantaged BOLI income related to the policies surrendered in the fourth quarter of 2023 and the impact of the adoption of ASU 2023-02, partially offset by a decrease in pre-tax income.

The Company’s income tax expense for the first six months of 2024 was $3.0 million compared to $3.3 million for the same period in 2023, resulting in effective tax rates of 9.8% and 8.2%, respectively. The increase in the effective tax rate for the first six months 2024 is primarily due to less tax-advantaged BOLI income related to the policies surrendered in the fourth quarter of 2023 and the impact of the adoption of ASU 2023-02, partially offset by a decrease in pre-tax income.

The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during the comparable periods primarily due to the effect of tax exempt income from securities, loans, and life insurance policies, and net tax benefits from tax credit investments.

Financial Condition

Total assets decreased by $28.0 million, or 0.4%, as of June 30, 2024, from $7.9 billion as of December 31, 2023. The decrease in total assets is primarily due to decreases in cash and cash equivalents of $380.4 million over the period, or 72.3%, to $146.1 million as of June 30, 2024, and a decrease in total securities balances of $61.6 million, to $2.4 billion, partially offset by growth in loans HFI of $403.0 million, or 9.2%, to $4.8 billion as of June 30, 2024.

Total investment securities decreased $61.6 million, or 2.5%, to $2.4 billion as of June 30, 2024 from $2.5 billion as of December 31, 2023, primarily as a result of scheduled amortization and maturities. There were no purchases of investment securities during the first six months of 2024.

Total loans HFI increased to $4.8 billion as of June 30, 2024 compared to $4.4 billion as of December 31, 2023, led by organic commercial loan growth of $229.6 million. The company continues to maintain a balanced growth profile across various geographies, products and industries, and holds a diverse lending portfolio consisting primarily of commercial real estate, consumer, residential and commercial and industrial portfolios.

Total deposit balances decreased by $34.7 million, or 0.6%, to $5.6 billion on June 30, 2024 when compared to balances as of December 31, 2023. The Company maintains a granular and tenured deposit base, with over 81% of balances insured or collateralized, with a continued focus on core commercial and consumer deposit gathering.

All other interest bearing liabilities at June 30, 2024, primarily comprised of Federal Home Loan Bank of Indianapolis advances, remained relatively stable when compared to balances as of December 31, 2023.
Investment securities were comprised of the following as of (dollars in thousands):

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$71,419	$62,665	$72,938	$64,377
State and municipal	352,223	294,836	353,299	304,030
Federal agency collateralized mortgage obligations	3,702	3,334	3,931	3,580
Federal agency mortgage–backed pools	154,479	130,318	161,130	137,297
Corporate notes	41,605	35,901	43,317	37,967
Total available for sale investment securities	$623,428	$527,054	$634,615	$547,251
Held to maturity
U.S. Treasury and federal agencies	$284,114	$242,197	$287,259	$245,960
State and municipal	1,064,638	886,408	1,088,499	939,361
Federal agency collateralized mortgage obligations	48,668	40,540	51,325	43,479
Federal agency mortgage–backed pools	314,069	264,814	323,649	275,028
Private labeled mortgage–backed pools	30,780	26,246	32,329	27,734
Corporate notes	162,170	136,782	162,734	137,196
Total held to maturity investment securities	$1,904,439	$1,596,987	$1,945,795	$1,668,758
Investment securities available for sale decreased $20.2 million since December 31, 2023 to $527.1 million as of June 30, 2024 primarily due to principal repayments and maturities. Investment securities held to maturity decreased $41.4 million since December 31, 2023 to $1.9 billion as of June 30, 2024. This decrease in investments held to maturity was due to cash flows received during the first six months of 2024.

Credit Quality

The ACL balance at June 30, 2024 was $52.2 million, or 1.08% of period-end loans HFI compared to an ACL balance of $50.0 million at December 31, 2023 or 1.13% of loans HFI. The increase in the ACL was primarily due to the growth in commercial loans.

As of June 30, 2024, total non-accrual loans decreased by $1.4 million, or 7.3%, from December 31, 2023, to 0.38% of total loans HFI. Total non-performing assets decreased $1.3 million, or 6.0%, to $20.5 million, compared to $21.8 million as of December 31, 2023. The ratio of non-performing assets to total assets decreased slightly compared to December 31, 2023.

As of June 30, 2024, net charge-offs decreased by $0.2 million to $0.6 million, compared to $0.8 million as of December 31, 2023, while remaining low at 0.05% annualized of average loan balances. Total non–performing loans decreased $1.0 million, or 4.8%, compared to $20.3 million as of December 31, 2023.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023

	Credit Quality
	(Dollars in Thousands Except Ratios, Unaudited)
	Quarter Ended
	June 30,	December 31,
	2024	2023
Non-accrual loans
Commercial	$4,321	$7,362
Residential Real estate	8,489	8,058
Mortgage warehouse	—	—
Consumer	5,453	4,290
Total non-accrual loans	$18,263	$19,710
90 days and greater delinquent - accruing interest	$1,039	$559
Total non-performing loans	$19,302	$20,269
Other real estate owned
Commercial	$1,111	$1,124
Residential Real estate	—	182
Mortgage warehouse	—	—
Consumer	57	205
Total other real estate owned	$1,168	$1,511

Total non-performing assets	$20,470	$21,780

Net charge-offs (recoveries)
Commercial	$57	$233
Residential Real estate	(4)	21
Mortgage warehouse	—	—
Consumer	534	531
Total net charge-offs	$587	$785

Allowance for credit losses
Commercial	$31,941	$29,736
Residential Real estate	2,588	2,503
Mortgage warehouse	736	481
Consumer	16,950	17,309
Total allowance for credit losses	$52,215	$50,029

Credit quality ratios
Non-accrual loans to HFI loans	0.38%	0.45%
Non-performing assets to total assets	0.26%	0.27%
Annualized net charge-offs of average total loans	0.05%	0.07%
Allowance for credit losses to HFI loans	1.08%	1.13%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023
Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At June 30, 2024, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $1.76 billion in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $1.41 billion at December 31, 2023.
The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $380.4 million during the first six months of 2024, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $22.5 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $357.5 million due growth in the loan portfolio, which used cash of $407.0 million. Financing activities used cash of $45.4 million, largely resulting from net decreases in deposits of $34.7 million and $14.2 million in dividends paid on common stock during the first six months of 2024.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2024. Stockholders’ equity totaled $726.7 million as of June 30, 2024, compared to $718.8 million as of December 31, 2023. For the six months ended June 30, 2024, the ratio of average stockholders’ equity to average assets was 9.30% compared to 8.97% for the twelve months ended December 31, 2023. The increase in stockholders’ equity during the period was due to net income generated during the period, offset by a decrease in accumulated other comprehensive income of $7.4 million and cash dividends paid to common shareholders.
As of June 30, 2024, the ratio of total stockholders’ equity to total assets is 9.18%. Book value per common share was $16.62, increasing $0.15 compared to December 31, 2023.
Tangible common equity1 totaled $559.5 million at June 30, 2024, and the ratio of tangible common equity to tangible assets1 was 7.22% at June 30, 2024. Tangible book value, which excludes intangible assets from total equity, per common share1 was $12.80, increasing $0.20 compared to December 31, 2023.
Horizon declared common stock dividends in the amount of $0.32 per share during the first six months of 2024 and $0.32 per share for the same period in 2023. The dividend payout ratio (dividends as a percent of basic earnings per share) was 50.0% and 37.7% for the first six months of 2024 and 2023, respectively. For additional information regarding dividends, see Horizon’s 2023 Annual Report on Form 10–K.
1 Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six Months ended June 30, 2024 and 2023
Use of Non-GAAP Financial Measures

Certain information set forth in this press release refers to financial measures determined by methods other than in accordance with GAAP. Specifically, we have included non-GAAP financial measures relating to net income, diluted earnings per share, pre-tax, pre-provision net income, net interest margin, tangible stockholders’ equity and tangible book value per share, efficiency ratio, the return on average assets, the return on average common equity, and return on average tangible equity. In each case, we have identified special circumstances that we consider to be non-recurring and have excluded them. We believe that this shows the impact of such events as acquisition-related purchase accounting adjustments and swap termination fees, among others we have identified in our reconciliations. Horizon believes these non-GAAP financial measures are helpful to investors and provide a greater understanding of our business and financial results without giving effect to the purchase accounting impacts and one-time costs of acquisitions and non–recurring items. These measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure. See the tables and other information below and contained elsewhere in this press release for reconciliations of the non-GAAP information identified herein and its most comparable GAAP measures.

Non–GAAP Reconciliation of Net Fully-Taxable Equivalent ("FTE") Interest Margin
(Dollars in Thousands, Unaudited)
		Three Months Ended					Six Months Ended
		June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
		2024	2024	2023	2023	2023	2024	2023
Interest income (GAAP)	(A)	$86,981	$85,264	$83,514	$80,125	$76,868	172,246	148,666
Taxable-equivalent adjustment:
Investment securities - tax exempt (1)		$1,695	$1,715	$1,799	$1,861	$1,876	$3,410	$3,885
Loan receivable (2)		$328	$353	$314	$251	$249	$681	$485
Interest income (non-GAAP)	(B)	$89,004	$87,332	$85,627	$82,237	$78,993	$176,337	$153,036
Interest expense (GAAP)	(C)	$41,702	$41,976	$41,257	$38,035	$30,708	$83,678	$57,269
Net interest income (GAAP)	(D) =(A) - (C)	$45,279	$43,288	$42,257	$42,090	$46,160	$88,568	$91,397
Net FTE interest income (non-GAAP)	(E) = (B) - (C)	$47,302	$45,356	$44,370	$44,202	$48,285	$92,659	$95,767
Average interest earning assets	(F)	7,212,788	7,293,559	7,239,034	7,286,611	7,212,640	7,253,342	7,206,985
Net FTE interest margin (non-GAAP)	(G) = (E*) / (F)	2.64%	2.50%	2.43%	2.41%	2.69%	2.57%	2.68%

(1) The following represents municipal securities interest income for investment securities classified as available-for-sale and held-to-maturity
(2) The following represents municipal loan interest income for loan receivables classified as held for sale and held for investment
*Annualized

HORIZON BANCORP, INC. AND SUBSIDIARIES

Non–GAAP Reconciliation of Return on Average Tangible Common Equity
(Dollars in Thousands, Unaudited)
		Three Months Ended					Six Months Ended
		June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
		2024	2024	2023	2023	2023	2024	2023

Net income (loss) (GAAP)	(A)	14,140	13,991	(25,215)	16,205	18,763	$28,131	$36,991
Average stockholders' equity	(B)	$726,332	$725,083	$702,793	$715,485	$710,953	$725,876	$702,663
Average intangible assets	(C)	167,659	168,519	169,401	170,301	171,177	$168,089	$171,655
Average tangible equity (Non-GAAP)	(D) = (B) - (C)	$558,673	$556,564	$533,392	$545,184	$539,776	$557,787	$531,008
Return on average tangible common equity ("ROACE") (non-GAAP)	(E) = (A*) / (D)	10.18%	10.11%	(18.76)%	11.79%	13.94%	10.14%	14.05%
*Annualized

Non–GAAP Reconciliation of Tangible Common Equity to Tangible Assets
(Dollars in Thousands, Unaudited)
		Three Months Ended
		June 30,	March 31,	December 31,	September 30,	June 30,
		2024	2024	2023	2023	2023
Total stockholders' equity (GAAP)	(A)	$726,665	$721,250	$718,812	$693,369	$709,243
Intangible assets (end of period)	(B)	167,121	167,965	168,837	169,741	170,644
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$559,544	$553,285	$549,975	$523,628	$538,599

Total assets (GAAP)	(D)	7,912,527	7,855,707	7,940,485	7,959,434	7,963,353
Intangible assets (end of period)	(B)	167,121	167,965	168,837	169,741	170,644
Total tangible assets (non-GAAP)	(E) = (D) - (B)	$7,745,406	$7,687,742	$7,771,648	$7,789,693	$7,792,709

Tangible common equity to tangible assets (Non-GAAP)	(G) = (C) / (E)	7.22%	7.20%	7.08%	6.72%	6.91%

Non–GAAP Reconciliation of Tangible Book Value Per Share
(Dollars in Thousands, Unaudited)
		Three Months Ended
		June 30,	March 31,	December 31,	September 30,	June 30,
		2024	2024	2023	2023	2023
Total stockholders' equity (GAAP)	(A)	$726,665	$721,250	$718,812	$693,369	$709,243
Intangible assets (end of period)	(B)	167,121	167,965	168,837	169,741	170,644
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$559,544	$553,285	$549,975	$523,628	$538,599
Common shares outstanding	(D)	43,712,059	43,726,380	43,652,063	43,648,501	43,645,216

Tangible book value per common share (non-GAAP)	(E) = (C) / (D)	$12.80	$12.65	$12.60	$12.00	$12.34

HORIZON BANCORP, INC. AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk management focuses on monitoring and maintaining variances in the Company's net interest income profile due to changes in interests rates to within Board-approved policy limits. The Company primarily uses earnings simulation models to expose net interest income to 12- and 24- month sensitivities to various movements in rates. Simulations are modeled quarterly to include scenarios where market rates change instantaneously up or down in a parallel or non-parallel manner, which account for the periodic changes in the balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2023 Annual Report on Form 10-K.
The table below shows the modelled effects of an immediate and parallel shift in interest rates on the Company's net interest income profile over a one-year horizon versus the base case net interest income in a flat rate scenario. The simulation model assumes a static balance sheet over that twelve month period, and utilizes various non-maturity interest bearing deposit beta assumptions, based on the underlying products, ranging from 12% to 80% in the disclosed model outputs below. Deposit beta is an estimate for how quickly interest-bearing deposit pricing will change for a given change in interest rates. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results, but rather to provide insight into our current interest rate exposure and to assist in the execution of appropriate asset/liability management strategies. As shown below, the model output would indicate that as of June 30, 2024, the Company's interest-bearing liabilities are projected to reprice at a faster pace than interest-earning assets.

	June 30, 2024
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income
200 basis points rising	$(18.6)	(10.4)%
100 basis points rising	(9.2)	(5.2)
100 basis points falling	$6.9	3.8%
200 basis points falling	2.6	1.4

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2024, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2024, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 1.    LEGAL PROCEEDINGS

For information regarding the Company's legal proceedings, see "Part I. Item 1. Note 14 – General Litigation," which is incorporated herein by reference.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5.    OTHER INFORMATION
None

ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
10.1	Employment Agreement (John R. Stewart), dated May 10, 2024	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 13, 2024
10.2	Change in Control Agreement (John R. Stewart), dated May 10, 2024	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on May 13, 2024
10.3	Amendment to Employment Agreement (Mark E. Secor), dated May 10, 2024	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on May 13, 2024
10.4	Amended and Restated Change in Control Agreement (Mark E. Secor), dated May 10, 2024	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K filed on May 13, 2024
31.1	Certification of Thomas M. Prame	Attached
31.2	Certification of John R. Stewart	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2024, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

August 9, 2024	/s/ Thomas M. Prame
Date	Thomas M. Prame
Chief Executive Officer

August 9, 2024	/s/ John R. Stewart
Date	John R. Stewart
Chief Financial Officer