Form 10-Q
period 2024-09-30
HORIZON BANCORP INC /IN/
filed 2024-11-12
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,715,218 shares of Common Stock, no par value, at November 11, 2024.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$108,815	$112,772
Interest earning deposits	12,107	12,071
Federal funds sold	113,912	401,672
Total cash and cash equivalents	234,834	526,515
Interest earning time deposits	735	2,205
Investment securities, available for sale	541,170	547,251
Investment securities, held to maturity (fair value of $1,640,447 and $1,668,758)	1,888,379	1,945,638
Loans held for sale	2,069	1,418
Loans, net of allowance for credit losses of $52,881 and $50,029	4,751,115	4,367,601
Premises and equipment, net	93,544	94,583
Federal Home Loan Bank stock	53,826	34,509
Goodwill	155,211	155,211
Other intangible assets	11,067	13,626
Interest receivable	39,366	38,710
Cash value of life insurance	37,115	36,157
Other assets	119,026	177,061
Total assets	$7,927,457	$7,940,485
Liabilities
Deposits
Non–interest bearing	$1,085,535	$1,116,005
Interest bearing	4,641,480	4,548,888
Total deposits	5,727,015	5,664,893
Borrowings	1,265,143	1,353,050
Subordinated notes	55,703	55,543
Junior subordinated debentures issued to capital trusts	57,423	57,258
Interest payable	11,400	22,249
Other liabilities	55,951	68,680
Total liabilities	7,172,635	7,221,673
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
43,712,059 shares issued and outstanding at September 30, 2024 and 43,652,063 shares issued and outstanding at December 31, 2023	—	—
Additional paid-in capital	358,453	356,400
Retained earnings	454,050	429,021
Accumulated other comprehensive loss	(57,681)	(66,609)
Total stockholders’ equity	754,822	718,812
Total liabilities and stockholders’ equity	$7,927,457	$7,940,485
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest Income
Loans receivable	$75,488	$63,003	$214,322	$178,961
Investment securities – taxable	8,133	8,788	23,481	26,253
Investment securities – tax exempt	6,310	7,002	19,138	21,617
Other	957	1,332	6,192	1,960
Total interest income	90,888	80,125	263,133	228,791
Interest Expense
Deposits	30,787	24,704	87,224	58,481
Borrowed funds	11,131	11,224	34,274	30,713
Subordinated notes	830	880	2,490	2,641
Junior subordinated debentures issued to capital trusts	1,230	1,227	3,668	3,469
Total interest expense	43,978	38,035	127,656	95,304
Net Interest Income	46,910	42,090	135,477	133,487
Credit loss expense	1,044	263	4,218	1,185
Net Interest Income after Credit Loss Expense	45,866	41,827	131,259	132,302
Non–interest Income
Service charges on deposit accounts	3,320	3,086	9,664	9,135
Wire transfer fees	123	120	337	345
Interchange fees	3,511	3,186	10,446	9,637
Fiduciary activities	1,394	1,206	4,081	3,728
(Loss) on sale of investment securities	—	—	—	(480)
Gain on sale of mortgage loans	1,622	1,582	3,144	3,372
Mortgage servicing income, net	412	631	1,301	1,984
Increase in cash value of bank owned life insurance	349	1,055	965	3,051
Other income	780	964	1,987	1,675
Total non–interest income	11,511	11,830	31,925	32,447
Non–interest Expense
Salaries and employee benefits	21,829	20,058	62,680	58,932
Net occupancy expenses	3,207	3,283	9,945	10,095
Data processing	2,977	2,999	8,020	8,684
Professional fees	676	707	1,997	1,873
Outside services and consultants	3,677	2,316	10,094	7,548
Loan expense	1,034	1,120	2,791	3,635
FDIC insurance expense	1,204	1,300	3,839	2,680
Core deposit intangible amortization	844	903	2,560	2,709
Other losses	297	188	828	543
Other expense	3,527	3,294	11,147	10,255
Total non–interest expense	39,272	36,168	113,901	106,954
Income Before Income Taxes	18,105	17,489	49,283	57,795
Income tax expense (benefit)	(75)	1,284	2,972	4,599
Net Income	$18,180	$16,205	$46,311	$53,196
Basic Earnings Per Share	$0.42	$0.37	$1.06	$1.22
Diluted Earnings Per Share	0.41	0.37	1.05	1.21

See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2024	2023	2024	2023
Net Income	$18,180	$16,205	$46,311	$53,196
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	—	—	—	(523)
Reclassification adjustment for swap termination gain realized in income	—	—	—	(1,453)
Income tax effect	—	—	—	415
Changes from derivative instruments	—	—	—	(1,561)
Change in securities:
Unrealized gain (loss) for the period on available for sale securities	20,800	(32,139)	11,791	(19,790)
Accretion from transfer of securities from available for sale to held to maturity securities	(162)	(158)	(490)	(531)
Reclassification adjustment for securities losses realized in income	—	—	—	480
Income tax effect	(4,334)	6,782	(2,373)	4,166
Unrealized gains (losses) on securities	16,304	(25,515)	8,928	(15,675)
Other Comprehensive Income (Loss), Net of Tax	16,304	(25,515)	8,928	(17,236)
Comprehensive Income (Loss)	$34,484	$(9,310)	$55,239	$35,960
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, July 1, 2023	$—	$—	$354,953	$452,209	$(97,919)	$709,243
Net income	—	—	—	16,205	—	16,205
Other comprehensive income, net of tax	—	—	—	—	(25,515)	(25,515)
Amortization of unearned compensation	—	—	944	—	—	944
Net settlement of share awards	—	—	(482)	—	—	(482)
Stock retirement plans	—	—	63	—	—	63
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,089)	—	(7,089)
Balances, September 30, 2023	$—	$—	$355,478	$461,325	$(123,434)	$693,369

Balances, July 1, 2024	$—	$—	$357,673	$442,977	$(73,985)	$726,665
Net income	—	—	—	18,180	—	18,180
Other comprehensive loss, net of tax	—	—	—	—	16,304	16,304
Amortization of unearned compensation	—	—	853	—	—	853
Net settlement of share awards	—	—	(73)	—	—	(73)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,107)	—	(7,107)
Balances, September 30, 2024	$—	$—	$358,453	$454,050	$(57,681)	$754,822
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Nine Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2023	$—	$—	$354,188	$429,385	$(106,198)	$677,375
Net income	—	—	—	53,196	—	53,196
Other comprehensive income, net of tax	—	—	—	—	(17,236)	(17,236)
Amortization of unearned compensation	—	—	2,647	—	—	2,647
Net settlement of share awards	—	—	(1,204)	—	—	(1,204)
Stock retirement plans	—	—	(153)	—	—	(153)
Cash dividends on common stock ($0.48 per share)	—	—	—	(21,256)	—	(21,256)
Balances, September 30, 2023	$—	$—	$355,478	$461,325	$(123,434)	$693,369

Balances, January 1, 2024	$—	$—	$356,400	$429,021	$(66,609)	$718,812
Net income	—	—	—	46,311	—	46,311
Other comprehensive loss, net of tax	—	—	—	—	8,928	8,928
Amortization of unearned compensation	—	—	2,893	—	—	2,893
Net settlement of share awards	—	—	(840)	—	—	(840)
Cash dividends on common stock ($0.48 per share)	—	—	—	(21,282)	—	(21,282)
Balances, September 30, 2024	$—	$—	$358,453	$454,050	$(57,681)	$754,822
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Nine Months Ended
	September 30
	2024	2023
Operating Activities
Net income	$46,311	$53,196
Items not requiring (providing) cash
Credit loss expense	4,218	1,185
Depreciation and amortization	7,684	7,920
Share based compensation	2,893	2,647
Amortization of mortgage servicing rights	1,435	832
Net amortization of premiums and discounts	6,496	7,742
Loss on sale of investment securities	—	480
Gain on sale of mortgage loans	(3,144)	(3,372)
Proceeds from sales of loans held for sale	91,515	107,436
Loans originated for sale	(89,978)	(101,948)
Gain on cash value life insurance	(965)	(3,051)
Gain on sale of other real estate owned	(74)	(234)
Net change in:
Interest receivable	(656)	(2,556)
Interest payable	(10,849)	10,901
Other assets	12,677	(1,048)
Other liabilities	(12,822)	(6,174)
Net cash provided by operating activities	$54,741	$73,956
Investing Activities
Purchases of securities available for sale	$—	$(1,435)
Proceeds from sales of securities available for sale	—	88,194
Proceeds from maturities, calls and principal repayments of securities available for sale	14,721	22,783
Purchases of securities held to maturity	(312)	(10,141)
Proceeds from maturities, calls and principal repayments of securities held to maturity	52,586	61,191
Net change in interest earning time deposits	1,470	605
Purchase of FHLB stock	(19,317)	(7,832)
Purchase of loans	(240,020)	(99,594)
Net change in loans	(173,382)	(105,373)
Proceeds on the sale of OREO and repossessed assets	1,067	2,280
Premises and equipment expenditures	(3,286)	(6,440)
Proceeds from bank owned life insurance	44,043	14
Net cash used in investing activities	$(322,430)	$(55,748)
Financing Activities
Net change in deposits	62,122	(157,677)
Proceeds from borrowings	512,759	587,853
Repayment of borrowings	(563,120)	(378,914)
Net change in repurchase agreements	(13,631)	4,622
Net settlement of share awards	(840)	(1,204)
Dividends paid on common stock	(21,282)	(21,256)
Net cash provided by financing activities	$(23,992)	$33,424
Net Change in Cash and Cash Equivalents	(291,681)	51,632
Cash and Cash Equivalents, Beginning of Period	526,515	123,505
Cash and Cash Equivalents, End of Period	$234,834	$175,137
Additional Supplemental Information
Interest paid	$138,505	$84,403
Income taxes paid	9,505	1,554
Transfer of loans to other real estate and repossessed assets	1,845	2,342
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
Revisions to Previously Issued Financial Statements
In connection with the preparation of its financial statements for the second quarter of 2024, management corrected a prior computation of the Company’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets), and Tier 1 capital (to average assets) ratios for purposes of the Company’s consolidated financial statements for holding companies filed with the Federal Reserve (the “Regulatory Filings”), which involved an incorrect classification of the Company’s subordinated notes as Tier 1 capital. This incorrect classification affected the Company's regulatory capital disclosures in certain prior period filings with the SEC, as those disclosures were sourced from the Regulatory Filings. The Company evaluated the effects of the incorrect classification to its previously filed Regulatory Filings and previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon qualitative and quantitative factors, determined the errors were not material to the previously filed Regulatory Filings or the previously issued financial statements and disclosures included in our Annual Reports on Form 10-K for the years ended December 31, 2020, 2021, 2022 and 2023, or for any of the quarterly reports included therein or through our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024. The Company has amended its Regulatory Filings for the periods ended March 31, 2024 and December 31, 2023 to reclassify the subordinated notes balance from Tier 1 capital into Tier 2 capital. The correction of the classification had no effect on the Company’s consolidated financial statements and related disclosures or the amounts or disclosure of the regulatory capital ratios of the Bank as included in its call reports. The Company continues to exceed regulatory proxy ratios to be considered “well capitalized”, plus the capital conservation buffer, at September 30, 2024.
Nature of Business and Basis of Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2024 and September 30, 2023 are not necessarily indicative of the operating results for the full year of 2024 or 2023. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of September 30, 2024, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Basic earnings per share
Net income	$18,180	$16,205	$46,311	$53,196
Weighted average common shares outstanding	43,712,059	43,646,609	43,695,968	43,623,614
Basic earnings per share	$0.42	$0.37	$1.06	$1.22

Diluted earnings per share
Net income	$18,180	$16,205	$46,311	$53,196
Weighted average common shares outstanding	43,712,059	43,646,609	43,695,968	43,623,614
Effect of dilutive securities:
Restricted stock	394,939	143,673	392,976	182,559
Stock options	5,323	5,787	4,551	7,774
Weighted average common shares outstanding	44,112,321	43,796,069	44,093,495	43,813,947
Diluted earnings per share	$0.41	$0.37	$1.05	$1.21
There were 87,012 and 87,012 shares for the three and nine months ended September 30, 2024 which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 665,063 and 624,189 shares for the three and nine months ended September 30, 2023 which were not included in the computation of diluted earnings per share because they were non–dilutive.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Securities
The fair value of securities is as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$69,421	$—	$(6,176)	$63,245
State and municipal	351,507	14	(45,496)	306,025
Federal agency collateralized mortgage obligations	3,413	—	(261)	3,152
Federal agency mortgage-backed pools	151,844	—	(19,148)	132,696
Corporate notes	40,559	—	(4,507)	36,052
Total available for sale investment securities	$616,744	$14	$(75,588)	$541,170

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity
U.S. Treasury and federal agencies	$283,851	$—	$(31,817)	$252,034
State and municipal	1,056,869	1,713	(150,262)	908,320
Federal agency collateralized mortgage obligations	47,232	—	(6,441)	40,791
Federal agency mortgage-backed pools	308,725	—	(37,641)	271,084
Private labeled mortgage-backed pools	29,975	—	(3,436)	26,539
Corporate notes	161,885	—	(20,206)	141,679
Total held to maturity investment securities	$1,888,537	$1,713	$(249,803)	$1,640,447
Less: Allowance for credit losses	(158)
Held to maturity securities, net of allowance for credit losses	$1,888,379

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$72,938	$—	$(8,561)	$64,377
State and municipal	353,299	—	(49,269)	304,030
Federal agency collateralized mortgage obligations	3,931	—	(351)	3,580
Federal agency mortgage-backed pools	161,130	—	(23,833)	137,297
Corporate notes	43,317	455	(5,805)	37,967
Total available for sale investment securities	$634,615	$455	$(87,819)	$547,251

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity
U.S. Treasury and federal agencies	$287,259	$—	$(41,299)	$245,960
State and municipal	1,088,499	1,185	(150,323)	939,361
Federal agency collateralized mortgage obligations	51,325	—	(7,846)	43,479
Federal agency mortgage-backed pools	323,649	—	(48,621)	275,028
Private labeled mortgage-backed pools	32,329	—	(4,595)	27,734
Corporate notes	162,734	—	(25,538)	137,196
Total held to maturity investment securities	$1,945,795	$1,185	$(278,222)	$1,668,758
Less: Allowance for credit losses	(157)
Held to maturity securities, net of allowance for credit losses	$1,945,638
The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$448	$447	$5,505	$5,408
One to five years	148,408	135,879	100,301	89,650
Five to ten years	217,000	184,540	167,764	141,203
After ten years	95,631	84,456	195,984	170,113
	461,487	405,322	469,554	406,374
Federal agency collateralized mortgage obligations	3,413	3,152	3,931	3,580
Federal agency mortgage–backed pools	151,844	132,696	161,130	137,297
Total available for sale investment securities	$616,744	$541,170	$634,615	$547,251
Held to maturity
Within one year	$49,801	$49,143	$33,483	$33,169
One to five years	309,583	294,552	225,957	216,354
Five to ten years	360,008	316,813	350,843	304,067
After ten years	783,213	641,525	928,209	768,927
	1,502,605	1,302,033	1,538,492	1,322,517
Federal agency collateralized mortgage obligations	47,232	40,791	51,325	43,479
Federal agency mortgage–backed pools	308,725	271,084	323,649	275,028
Private labeled mortgage–backed pools	29,975	26,539	32,329	27,734
Total held to maturity investment securities	$1,888,537	$1,640,447	$1,945,795	$1,668,758
As of September 30, 2024, investment securities with a fair value of $415.2 million were pledged as collateral against outstanding FHLB borrowings.

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

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury and federal agencies	$447	$(1)	$62,798	$(6,175)	$63,245	$(6,176)
State and municipal	1,718	(237)	303,628	(45,259)	305,346	(45,496)
Federal agency collateralized mortgage obligations	—	—	3,152	(261)	3,152	(261)
Federal agency mortgage–backed pools	—	—	132,696	(19,148)	132,696	(19,148)
Corporate notes	—	—	36,052	(4,507)	36,052	(4,507)
Total available for sale investment securities	$2,165	$(238)	$538,326	$(75,350)	$540,491	$(75,588)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury and federal agencies	$—	$—	$64,377	$(8,561)	$64,377	$(8,561)
State and municipal	2,387	(236)	301,643	(49,033)	304,030	(49,269)
Federal agency collateralized mortgage obligations	—	—	3,580	(351)	3,580	(351)
Federal agency mortgage–backed pools	—	—	137,289	(23,833)	137,289	(23,833)
Corporate notes	—	—	36,359	(5,805)	36,359	(5,805)
Total available for sale investment securities	$2,387	$(236)	$543,248	$(87,583)	$545,635	$(87,819)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of September 30, 2024 and December 31, 2023, the Company had 2,338 and 2,290 securities, respectively, with market values below their cost basis. The total fair value of these investments at September 30, 2024 and December 31, 2023 was $2.2 billion and $2.1 billion, which is approximately 89.7% and 85.1%, respectively, of the Company's available for sale and held to maturity securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.
No allowance for credit losses for available for sale debt securities was recorded at September 30, 2024 or December 31, 2023.
The allowance for credit losses for held to maturity securities is a contra asset valuation account that is deducted from the carrying amount of held to maturity securities to present the net amount expected to be collected. Held to maturity securities are charged off against the allowance for credit loss when deemed uncollectible. Adjustments to the allowance for credit loss are reported in our Condensed Consolidated Statements of Income in credit loss expense. We measure expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and consider historical credit loss information that is adjusted for current conditions and reasonable and

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
supportable forecasts. With regard to U.S. Government-sponsored treasuries, agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and municipal, private label mortgage-backed and corporate note held to maturity securities, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. As of September 30, 2024 and December 31, 2023, there were no past due principal and interest payments associated with these securities. An allowance for credit loss of $158,000 and $157,000 was recorded on these securities based on applying the long-term historical rating agency credit loss rate for similarly rated securities at September 30, 2024 and December 31, 2023, respectively.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. The Company applies ratings derived from Nationally Recognized Statistical Rating Organizations ("NRSRO"), specifically Moody's and Standard & Poor's. For state and municipal securities where no rating is available from the NRSROs, a consistent internally-assigned rating methodology is applied. The amortized cost of these securities in the following tables subject to this methodology totaled $132.5 million as of September 30, 2024, and $143.7 million as of December 31, 2023.
The following table summarizes credit ratings of our held-to-maturity securities at amortized cost for the periods indicated:

September 30, 2024	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury and federal agencies	$—	$283,851	$—	$—	$—	$—	$283,851
State and municipal	253,333	689,162	112,192	2,182	—	—	1,056,869
Federal agency collateralized mortgage obligations	47,232	—	—	—	—	—	47,232
Federal agency mortgage-backed pools	308,725	—	—	—	—	—	308,725
Private labeled mortgage-backed pools	29,975	—	—	—	—	—	29,975
Corporate notes	—	6,184	11,620	75,765	4,546	63,770	161,885
Total	$639,265	$979,197	$123,812	$77,947	$4,546	$63,770	$1,888,537

December 31, 2023	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury and federal agencies	$—	$287,259	$—	$—	$—	$—	$287,259
State and municipal	285,748	730,907	69,658	2,186	—	—	1,088,499
Federal agency collateralized mortgage obligations	51,325	—	—	—	—	—	51,325
Federal agency mortgage-backed pools	323,649	—	—	—	—	—	323,649
Private labeled mortgage-backed pools	32,329	—	—	—	—	—	32,329
Corporate notes	—	4,260	11,831	78,197	4,556	63,890	162,734
Total	$693,051	$1,022,426	$81,489	$80,383	$4,556	$63,890	$1,945,795

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning balance	$158	$164	$157	$257
Credit loss expense (benefit)	—	(5)	1	(98)
Ending balance	$158	$159	$158	$159
Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $13.8 million at September 30, 2024 and $14.7 million at December 31, 2023 and is excluded from the estimate of credit losses.
The U.S. government sponsored entities and agencies and mortgage–backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Based on an evaluation of available evidence, management believes the unrealized losses on available for sale state and municipal securities, private labeled mortgage–backed pools and corporate notes were due to changes in interest rates. Due to the contractual terms, the issuers of state and municipal securities are not allowed to settle for less than the amortized cost of the security. In addition, the Company does not intend to sell these securities prior to the recovery of the amortized cost, which may not occur until maturity. No allowance for credit losses was recognized for available for sale debt securities at September 30, 2024 and December 31, 2023.
Information regarding security proceeds, gross gains and gross losses, based on specific identification method, are presented below.

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Sales of securities available for sale
Proceeds	$—	$—	$—	$88,194
Gross gains	—	—	—	215
Gross losses	—	—	—	(695)

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
The following table presents total loans outstanding by portfolio class, as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Commercial
Owner occupied real estate	$634,470	$640,731
Non–owner occupied real estate	1,424,248	1,273,838
Residential spec homes	16,447	13,489
Development & spec land	30,294	34,039
Commercial and industrial	808,600	712,863
Total commercial	2,914,059	2,674,960
Real estate
Residential mortgage	783,957	654,295
Residential construction	17,399	26,841
Mortgage warehouse	80,437	45,078
Total real estate	881,793	726,214
Consumer
Installment	101,554	52,366
Indirect auto	341,979	399,946
Home equity	564,611	564,144
Total consumer	1,008,144	1,016,456
Total loans	4,803,996	4,417,630
Allowance for credit losses	(52,881)	(50,029)
Net loans	$4,751,115	$4,367,601
Total loans include net deferred loan costs of $19.1 million at September 30, 2024 and $21.9 million at December 31, 2023, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Non–performing Loans

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at September 30, 2024:

	September 30, 2024
	Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$3,854	$—	$2,976
Non–owner occupied real estate	456	—	456
Residential spec homes	—	—	—
Development & spec land	574	—	574
Commercial and industrial	1,946	—	949
Total commercial	6,830	—	4,955
Real estate
Residential mortgage	9,529	71	—
Residential construction	—	—	—
Mortgage warehouse	—	—	—
Total real estate	9,529	71	—
Consumer
Installment	371	27	—
Indirect auto	1,304	228	—
Home equity	5,533	493	—
Total consumer	7,208	748	—
Total	$23,567	$819	$4,955

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
There was no interest income recognized on non-accrual loans during the three and nine months ended September 30, 2024 and 2023, respectively, while the loans were in non-accrual status.
The amount of accrued interest receivable written off by the Company by reversing interest income was not material for the three and nine months ended September 30, 2024 and September 30, 2023, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan at September 30, 2024:

	September 30, 2024
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due Loans	Total Loans
Commercial
Owner occupied real estate	$630,542	$806	$1,782	$1,340	$3,928	$634,470
Non–owner occupied real estate	1,423,495	150	302	301	753	1,424,248
Residential spec homes	16,447	—	—	—	—	16,447
Development & spec land	30,294	—	—	—	—	30,294
Commercial and industrial	806,547	579	126	1,348	2,053	808,600
Total commercial	2,907,325	1,535	2,210	2,989	6,734	2,914,059
Real estate
Residential mortgage	775,653	89	3,130	5,085	8,304	783,957
Residential construction	17,399	—	—	—	—	17,399
Mortgage warehouse	80,437	—	—	—	—	80,437
Total real estate	873,489	89	3,130	5,085	8,304	881,793
Consumer
Installment	100,294	821	167	272	1,260	101,554
Indirect auto	336,038	4,310	971	660	5,941	341,979
Home equity	552,498	6,170	2,246	3,697	12,113	564,611
Total consumer	988,830	11,301	3,384	4,629	19,314	1,008,144
Total	$4,769,644	$12,925	$8,724	$12,703	$34,352	$4,803,996

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
Modified Loans
The following tables detail the amortized cost at September 30, 2024 of loans that were modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and the amortized cost at September 30, 2023, of loans that were modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2024
	Principal Forgiveness	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Multiple[1]	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	—	$2,038	$—	$—	$—	$—	$2,038	0.3%
Commercial and industrial	—	1,111	—	—	—	—	1,111	0.1%
Total	$—	$3,149	$—	$—	$—	$—	$3,149	0.1%
[1] Multiple modifications represents modifications to borrowers in the form of term extensions and other-than-insignificant payment deferrals.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Nine Months Ended September 30, 2024
	Principal Forgiveness	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Multiple[1]	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$—	$3,986	$—	$—	$—	$—	$3,986	0.6%
Non–owner occupied real estate	—	1,720	—	651	—	—	2,371	0.2%
Commercial and industrial	—	2,205	—	—	437	—	2,642	0.3%
Total	$—	$7,911	$—	$651	$437	$—	$8,999	0.3%
[1] Multiple modifications represents modifications to borrowers in the form of term extensions and other-than-insignificant payment deferrals.

	Three Months Ended September 30, 2023
	Principal Forgiveness	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Multiple[1]	Total	% of Loans Held for Investment
Commercial
Owner occupied real estate	$—	$2,082	$—	$—	$—	$—	$2,082	0.3%
Commercial and industrial	—	1,278	—	—	171	69	1,518	0.2%
Total	$—	$3,360	$—	$—	$171	$69	$3,600	0.1%
[1] Multiple modifications represents modifications to borrowers in the form of term extensions and other-than-insignificant payment deferrals.

	Nine Months Ended September 30, 2023
	Principal Forgiveness	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Multiple[1]	Total	% of Loans Held for Investment
Commercial
Owner occupied real estate	$—	$2,762	$—	$—	$—	$—	$2,762	0.4%
Commercial and industrial	—	1,347	—	—	1,243	165	2,755	0.3%
Total	$—	$4,109	$—	$—	$1,243	$165	$5,517	0.2%
[1] Multiple modifications represents modifications to borrowers in the form of term extensions and other-than-insignificant payment deferrals.
The following tables summarize the financial impacts of loan modifications and payment deferrals, as applicable, during the three and nine months ended September 30, 2024 and September 30, 2023:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30, 2024
	Weighted Average Term Extension (In Months)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	6	—	—
Commercial and industrial	21	—	—

	Nine Months Ended September 30, 2024
	Weighted Average Term Extension (In Months)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	7	—	—
Non–owner occupied real estate	15	5	—
Commercial and industrial	15	—	Weighted average term extension of 14 months & Weighted-average interest rate reduction of 2.03%

	Three Months Ended September 30, 2023
	Weighted Average Term Extension (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)	Multiple[1]
Commercial
Owner occupied real estate	6	—	—
Commercial and industrial	4	Weighted average term extension of 96 months and weighted average rate reduction of 1.95%	Weighted Average term extension of 36 months and weighted average payment delay of 4 months
[1] Multiple modifications represents modifications to borrowers in the form of term extensions and other-than-insignificant payment deferrals.

	Nine Months Ended September 30, 2023
	Weighted Average Term Extension (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)	Multiple[1]
Commercial
Owner occupied real estate	15	—	—
Commercial and industrial	6	Weighted average term extension of 75 months and weighted average rate reduction of 1.04%	Weighted Average term extension of 40 months and weighted average payment delay of 7 months
[1] Multiple modifications represents modifications to borrowers in the form of term extensions and other-than-insignificant payment deferrals.

The financial impacts of the modifications did not significantly impact our determination of the allowance for credit losses during the periods presented above.

The Company had commitments to commercial and industrial borrowers of $0.3 million and $0.1 million at September 30, 2024 and December 31, 2023, respectively, to lend additional funds to borrowers experiencing financial difficulty and for whom the Company has modified the terms of loans in the form of an interest rate reduction; an other-than-insignificant payment delay; forgiveness of principal, or a term extension during the current reporting period.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the amortized cost basis at September 30, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	September 30, 2024
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$3,986	$—	$—	$3,986
Non–owner occupied real estate	2,371	—	—	2,371
Commercial and industrial	2,641	—	—	2,641
Total commercial	8,998	—	—	8,998
Total	$8,998	$—	$—	$8,998

The following table presents the amortized cost basis at September 30, 2023 of loans to borrowers experiencing financial difficulty that had been modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through September 30, 2023:

	September 30, 2023
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$2,762	$—	$—	$2,762
Commercial and industrial	2,755	—	—	2,755
Total	$5,517	$—	$—	$5,517

The Company did not have any loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2024 and were modified within the twelve months prior to the payment default. For purposes of this disclosure, the Company considers “default” to mean 30 days or more past due of contractual interest or principal.

The Company did not have any loans to borrowers experiencing financial difficulty that had a payment default during the three and nine month ended September 30, 2023 and had been modified on or after January 1, 2023 (date the Company adopted ASU 2022-02).
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
The tables below present the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses, at September 30, 2024 and December 31, 2023.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	September 30, 2024
	Real Estate	Accounts Receivable/Equipment	Other	Total (1)	ACL Allocation
Commercial
Owner occupied real estate	$3,854	$—	$—	$3,854	$234
Non–owner occupied real estate	456	—	—	456	—
Residential spec homes	—	—	—	—	—
Development & spec land	574	—	—	574	—
Commercial and industrial	1,437	509	—	1,946	799
Total commercial	6,321	509	—	6,830	1,033
Total collateral dependent loans	$6,321	$509	$—	$6,830	$1,033

(1) Collateral dependent loans had a collateral fair value of $3.0 million at September 30, 2024

	December 31, 2023
	Real Estate	Accounts Receivable/Equipment	Other	Total (1)	ACL Allocation
Commercial
Owner occupied real estate	$2,636	$—	$—	$2,636	$190
Non–owner occupied real estate	3,485	—	—	3,485	699
Residential spec homes	—	—	—	—	—
Development & spec land	617	—	—	617	—
Commercial and industrial	563	42	20	625	604
Total commercial	7,301	42	20	7,363	1,493
Total collateral dependent loans	$7,301	$42	$20	$7,363	$1,493

(1) Collateral dependent loans had a collateral fair value of $6.3 million at December 31, 2023
As of September 30, 2024, the Company had a carrying value of $1.2 million of repossessed assets. As of September 30, 2024, the Company had a recorded net investment of $0.6 million of consumer mortgage loans in which foreclosure proceedings have commenced.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at September 30, 2024.

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$45,932	$71,649	$91,609	$68,549	$38,369	$186,270	$79,812	$10,369	$592,559
Special Mention	128	222	2,217	3,657	143	9,316	—	451	16,134
Substandard	552	8,574	1,056	6,346	—	8,749	—	500	25,777
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$46,612	$80,445	$94,882	$78,552	$38,512	$204,335	$79,812	$11,320	$634,470
Gross charge–offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$1	$—	$—	$1
Non–owner occupied real estate
Pass	$138,309	$118,039	$223,155	$136,689	$102,129	$356,777	$274,678	$12,486	$1,362,262
Special Mention	—	1,344	19,090	1,270	—	37,481	—	—	59,185
Substandard	84	302	—	—	137	2,278	—	—	2,801
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$138,393	$119,685	$242,245	$137,959	$102,266	$396,536	$274,678	$12,486	$1,424,248
Gross charge–offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$1	$—	$—	$1
Residential spec homes
Pass	$364	$500	$—	$420	$—	$—	$6,932	$8,231	$16,447
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$364	$500	$—	$420	$—	$—	$6,932	$8,231	$16,447
Gross charge–offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Development & spec land
Pass	$721	$4,152	$796	$119	$343	$1,986	$20,894	$292	$29,303
Special Mention	—	—	—	—	—	320	—	—	320
Substandard	—	—	—	—	—	97	574	—	671
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$721	$4,152	$796	$119	$343	$2,403	$21,468	$292	$30,294
Gross charge–offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & industrial
Pass	$148,245	$108,640	$133,693	$77,002	$8,122	$66,359	$54,988	$169,710	$766,759
Special Mention	1,043	905	1,235	28	907	1,556	10,249	12,948	28,871
Substandard	191	1,813	853	365	292	3,780	1,325	4,351	12,970
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial & industrial	$149,479	$111,358	$135,781	$77,395	$9,321	$71,695	$66,562	$187,009	$808,600
Gross charge–offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$40	$108	$—	$148

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$52,449	$149,467	$163,825	$142,833	$80,086	$185,697	$—	$—	$774,357
Non–performing	—	925	1,965	1,190	342	5,178	—	—	9,600
Total residential mortgage	$52,449	$150,392	$165,790	$144,023	$80,428	$190,875	$—	$—	$783,957
Gross charge–offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$5	$—	$—	$5
Residential construction
Performing	$—	$—	$—	$—	$—	$—	$17,359	$40	$17,399
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$17,359	$40	$17,399
Gross charge–offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$—	$80,437	$80,437
Non–performing	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$—	$80,437	$80,437
Gross charge–offs for the nine months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Installment
Performing	$9,771	$63,461	$10,359	$5,899	$3,010	$6,719	$5	$1,932	$101,156
Non–performing	—	302	23	52	—	21	—	—	398
Total installment	$9,771	$63,763	$10,382	$5,951	$3,010	$6,740	$5	$1,932	$101,554
Gross charge–offs for the nine months ended September 30, 2024	$66	$59	$166	$1	$35	$22	$8	$—	$357
Indirect auto
Performing	$29,177	$76,552	$145,560	$57,303	$21,587	$10,268	$—	$—	$340,447
Non–performing	120	237	601	227	213	134	—	—	1,532
Total indirect auto	$29,297	$76,789	$146,161	$57,530	$21,800	$10,402	$—	$—	$341,979
Gross charge–offs for the nine months ended September 30, 2024	$—	$227	$852	$330	$125	$80	$—	$—	$1,614
Home equity
Performing	$10,936	$23,248	$17,222	$5,498	$1,992	$10,142	$18,999	$470,548	$558,585
Non–performing	—	190	318	—	31	324	5,163	—	6,026
Total home equity	$10,936	$23,438	$17,540	$5,498	$2,023	$10,466	$24,162	$470,548	$564,611
Gross charge–offs for the nine months ended September 30, 2024	$—	$25	$52	$88	$—	$39	$109	$11	$324

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at December 31, 2023.

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$66,814	$101,620	$73,199	$44,067	$41,726	$173,913	$93,432	$8,226	$602,997
Special Mention	3,920	490	3,777	—	2,038	8,128	—	452	18,805
Substandard	1,376	—	6,490	966	228	9,339	530	—	18,929
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$72,110	$102,110	$83,466	$45,033	$43,992	$191,380	$93,962	$8,678	$640,731
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$15	$401	$—	$416
Non–owner occupied real estate
Pass	$116,031	$197,702	$149,540	$104,591	$83,394	$303,191	$246,569	$9,878	$1,210,896
Special Mention	1,366	16,135	1,334	254	845	36,590	—	—	56,524
Substandard	—	—	—	185	—	6,233	—	—	6,418
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$117,397	$213,837	$150,874	$105,030	$84,239	$346,014	$246,569	$9,878	$1,273,838
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$10	$—	$—	$10
Residential spec homes
Pass	$—	$—	$498	$—	$—	$—	$5,852	$7,139	$13,489
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$—	$498	$—	$—	$—	$5,852	$7,139	$13,489
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$29	$—	$29
Development & spec land
Pass	$5,133	$1,477	$990	$390	$247	$3,146	$20,236	$170	$31,789
Special Mention	—	—	—	—	—	—	1,529	—	1,529
Substandard	—	—	—	—	—	104	617	—	721
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$5,133	$1,477	$990	$390	$247	$3,250	$22,382	$170	$34,039
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$73	$—	$—	$73
Commercial & industrial
Pass	$121,969	$151,847	$93,709	$12,154	$20,497	$59,041	$60,539	$147,773	$667,529
Special Mention	1,434	726	265	2,137	119	1,305	9,375	18,836	34,197
Substandard	1,595	703	223	211	768	2,404	2,863	2,370	11,137
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial & industrial	$124,998	$153,276	$94,197	$14,502	$21,384	$62,750	$72,777	$168,979	$712,863
Gross charge–offs for the year ended December 31, 2023	$—	$33	$—	$123	$25	$351	$344	$—	$876

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$31,941	$2,588	$736	$16,950	$52,215
Credit loss expense (reversal)	861	78	126	(21)	1,044
Charge–offs	(38)	(2)	—	(731)	(771)
Recoveries	90	11	—	292	393
Balance, end of period	$32,854	$2,675	$862	$16,490	$52,881

	Three Months Ended September 30, 2023
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$30,354	$3,648	$893	$15,081	$49,976
Credit loss expense (reversal)	(665)	(893)	(179)	2,257	520
Charge–offs	(263)	(15)	—	(927)	(1,205)
Recoveries	46	54	—	308	408
Balance, end of period	$29,472	$2,794	$714	$16,719	$49,699

	Nine Months Ended September 30, 2024
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$29,736	$2,503	$481	$17,309	$50,029
Credit loss expense (reversal)	2,951	154	381	642	4,128
Charge–offs	(149)	(5)	—	(2,295)	(2,449)
Recoveries	316	23	—	834	1,173
Balance, end of period	$32,854	$2,675	$862	$16,490	$52,881

	Nine Months Ended September 30, 2023
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$32,445	$5,577	$1,020	$11,422	$50,464
Credit loss expense (reversal)	(2,380)	(2,838)	(306)	6,380	856
Charge–offs	(767)	(19)	—	(1,941)	(2,727)
Recoveries	174	74	—	858	1,106
Balance, end of period	$29,472	$2,794	$714	$16,719	$49,699
The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the accrued interest on our loan portfolio was $18.2 million and $23.7 million, respectively.
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

	Three Months Ended
	September 30, 2024			September 30, 2023
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$—	$—	$—	$—	$—	$—
Real Estate	41	—	41	61	(8)	53
Mortgage Warehouse	—	—	—	—	—	—
Consumer	664	—	664	928	(249)	679
Total	$705	$—	$705	$989	$(257)	$732

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$—	$—	$—	$—	$—	$—
Real Estate	64	(23)	41	161	(108)	53
Mortgage Warehouse	—	—	—	—	—	—
Consumer	551	113	664	242	437	679
Total	$615	$90	$705	$403	$329	$732
Note 5 – Loan Servicing

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.44 billion and $1.479 billion at September 30, 2024 and December 31, 2023.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type and interest rates were used to stratify the originated mortgage servicing rights. Mortgage servicing rights are included in other assets on the balance sheets as of September 30, 2024 and December 31, 2023.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Mortgage servicing rights
Balance, beginning of period	$18,432	$18,507	$18,807	$18,619
Servicing rights capitalized	398	428	956	863
Amortization of servicing rights	(502)	(285)	(1,435)	(832)
Balance, end of period	18,328	18,650	18,328	18,650
Impairment allowance
Balance, beginning of period	—	—	—	—
Additions	—	—	—	—
Reductions	—	—	—	—
Balance, end of period	—	—	—	—
Mortgage servicing rights, net	$18,328	$18,650	$18,328	$18,650

Fair value, beginning of period	$19,091	$19,659	$19,891	$18,619
Fair value, end of period	18,449	19,571	18,449	19,571

Note 6 – Goodwill

The carrying amount of goodwill was $155.2 million as of September 30, 2024 and December 31, 2023, respectively. There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2024 and 2023. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

No goodwill impairment charges were recorded for the three and nine months ended September 30, 2024 and 2023. During the third quarter of 2024, Horizon considered the amount by which fair value exceeded book value by performing a qualitative analysis. The Company engaged a third-party valuation specialist in performing its quantitative impairment analysis during the third quarter of 2023, which included a combination of valuation approaches to determine the fair value of the Bank reporting unit. These valuation approaches required certain assumptions such as the discount rate, economic conditions impacting interest and growth rates, the control premium, and a relative weighting given to the fair value derived by each of the valuation approaches used and supported that the fair value of goodwill exceeded its carrying value. At the conclusion of the quantitative analysis for the third quarter of 2023, the Company determined that as of September 30, 2023, it was more likely than not that the fair value of goodwill exceeded its carrying value.
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
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	September 30, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
Federal agency collateralized mortgage obligations	$2,179	$—	$—	$—	$2,179
Federal agency mortgage–backed pools	112,573	—	—	—	112,573
Private labeled mortgage–backed pools	7,647	—	—	—	7,647
Total borrowings	$122,399	$—	$—	$—	$122,399
Repurchase Agreements subject to offsetting arrangements					—

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
Federal agency collateralized mortgage obligations	$2,245	$—	$—	$—	$2,245
Federal agency mortgage–backed pools	126,349	—	—	—	126,349
Private labeled mortgage–backed pools	7,436	—	—	—	7,436
Total borrowings	$136,030	$—	$—	$—	$136,030
Repurchase Agreements subject to offsetting arrangements					—

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $146.9 million and $145.2 million at September 30, 2024 and December 31, 2023, respectively.

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
On December 8, 2023, Horizon cancelled $3.5 million of the $60.0 million in Notes at a price of 89.5 recording a gain of $368,000. The balance net of unamortized issuance costs of the Notes was $55.7 million and $55.5 million at September 30, 2024 and December 31, 2023, respectively.
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
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company has entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. Additionally, the Company entered into fair value hedges for certain of our fixed rate AFS municipal securities. The instruments are designated as fair value hedges as the changes in the fair value of the interest rate swap are expected to offset changes in the fair value of the hedged item attributable to changes in the SOFR swap rate, the designated benchmark interest rate. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings. The change in fair value of both the hedge instruments and the underlying hedged item are recorded as gains or losses in non–interest income. At September 30, 2024, the Company’s fair value hedges were effective and are not expected to have a significant impact on the Company’s net income over the next 12 months.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Other Derivative Instruments

From time to time, we may enter into certain interest rate swaps that are not designated as hedging instruments. These interest rate derivative contracts relate to transactions in which we enter into an interest rate swap with a customer while concurrently entering into an offsetting interest rate swap with a third-party financial institution. We agree to pay interest to the customer on a notional amount at a variable rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, we agree to pay a third-party financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These interest rate derivative contracts allow our customers to effectively convert a variable rate loan to a fixed rate loan.

The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2024, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of our derivative financial instruments utilized by Horizon on a gross basis for the periods indicated.

	Asset Derivatives		Liability Derivatives
	September 30, 2024		September 30, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$40,113	$1,797	$1,445	$4
Total derivatives designated as hedging instruments	40,113	1,797	1,445	4
Derivatives not designated as hedging instruments
Interest rate contracts – customer accommodation	524,919	15,427	524,919	15,427
Mortgage loan contracts	—	—	14,794	8
Commitments to originate mortgage loans	15,549	451	—	—
Total derivatives not designated as hedging instruments	540,468	15,878	539,713	15,435
Total derivatives	$580,581	$17,675	$541,158	$15,439
Total derivatives subject to enforceable master netting arrangements, gross	$580,581	$17,675	$541,158	$15,439
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$580,581	$17,675	$541,158	$15,439

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

While the Company is party to master netting arrangements with most of its swap derivative counterparties, the Company has elected to not offset derivative assets and liabilities under these agreements on its consolidated balance sheets. Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums, and usually consists of marketable securities. At September 30, 2024, the Company pledged marketable securities as collateral with a carrying value of $19.0 million.
The effect of the derivative instruments on the condensed consolidated statements of comprehensive income (loss) for the three and nine month periods ended September 30 is as follows:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Derivatives in cash flow hedging relationship
Interest rate contracts	$—	$—	$—	$(1,561)
The effect of the derivatives in cash flow hedging relationships on the condensed consolidated statements of income for three and nine month periods ended September 30 is as follows:

	Location of gain (loss) recognized	Amount of Gain (Loss) Recognized
		Three Months Ended		Nine Months Ended
		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Derivatives in cash flow hedging relationship
Interest rate contracts – cash flow hedges	Interest expense – Borrowings	$—	$—	$—	$1,832

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The effect of the derivative and the hedged item in fair value hedging relationships on the condensed consolidated statements of income for three and nine month periods ended September 30 is as follows:

	Location of gain (loss) recognized on derivative and hedged item	Amount of Gain (Loss) Recognized on Derivative and Hedged Item
		Three Months Ended		Nine Months Ended
		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedge	Interest income - loans receivable	$317	$340	$982	$774
Hedged item		(317)	(340)	(982)	(774)
Interest rate contracts - fair value hedge	Interest income - investment securities	—	53	—	163
Hedged item		—	(53)	—	(163)
Total		$—	$—	$—	$—
The effect of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and nine month periods ended September 30 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Derivatives not designated as hedging instruments
Mortgage loan contracts	Non-interest income - Gain on sale of loans	$(24)	$(6)	$34	$26
Commitments to originate mortgage loans	Non-interest income - Gain on sale of loans	378	182	181	118
Total		$354	$176	$215	$144

The following tables summarize the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	Amortized Cost of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Loans	$38,787	$40,788	$(1,793)	$(2,532)

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
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	September 30, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$63,245	$—	$63,245	$—
State and municipal	306,025	—	306,025	—
Federal agency collateralized mortgage obligations	3,152	—	3,152	—
Federal agency mortgage–backed pools	132,696	—	132,696	—
Corporate notes	36,052	—	36,052	—
Total available for sale securities	541,170	—	541,170	—
Equity securities	573	573	—	—
Interest rate swap agreements asset	17,224	—	17,224	—
Commitments to originate mortgage loans	451	—	451	—
Liabilities:
Mortgage loan contracts liability	8	—	8	—
Interest rate swap agreements liability	15,431	—	15,431	—

	December 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$64,377	$—	$64,377	$—
State and municipal	304,030	—	304,030	—
Federal agency collateralized mortgage obligations	3,580	—	3,580	—
Federal agency mortgage–backed pools	137,297	—	137,297	—
Corporate notes	37,967	—	37,967	—
Total available for sale securities	547,251	—	547,251	—
Equity securities (1)	628	628	—	—
Interest rate swap agreements asset	26,556	—	26,556	—
Commitments to originate mortgage loans	125	—	125	—
Mortgage loan contracts	33	—	33	—
Liabilities:
Interest rate swap agreements liability	24,024	—	24,024	—
(1) Prior period securities were included in available-for-sale. Updated to align with comparable period.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Collateral dependent loans	$3,455	$—	$—	$3,455
December 31, 2023
Collateral dependent loans	$2,918	$—	$—	$2,918
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

	September 30, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$3,455	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	16.1%-40.6% (36.8%)

	December 31, 2023
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$2,918	Collateral based measurement	Discount to reflect current market conditions and ultimate collectibility	16.9%-34.2%(21.5%)

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2024 and December 31, 2023. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

	September 30, 2024
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$108,815	$108,815	$—	$—
Interest earning deposits	12,107	12,107	—	—
Federal funds sold	113,912	113,912	—	—
Cash and cash equivalents	234,834	234,834	—
Interest earning time deposits	735	—	735	—
Investment securities, held to maturity	1,888,379	—	1,640,443	—
Loans held for sale	2,069	—	—	2,069
Loans, net	4,751,115	—	—	4,562,006
Stock in FHLB	53,826	—	53,826	—
Liabilities
Non–interest bearing deposits	$1,085,535	$1,085,535	$—	$—
Interest bearing deposits	4,641,480	3,420,831	1,217,361	—
Borrowings	1,265,143	—	1,269,946	—
Subordinated notes	55,703	—	53,443	—
Junior subordinated debentures issued to capital trusts	57,423	—	49,983	—
Interest payable	11,400	—	11,400	—

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
Note 12 – Stockholders' Equity
On September 17, 2024, the Company declared a quarterly dividend to common shareholders of $0.16 per share, which was paid on October 18, 2024 to shareholders of record on October 04, 2024.

Dividends declared were $0.16 and $0.48 per share during the three and nine months ended September 30, 2024, and $0.16 and $0.48 per share during the three and nine months ended September 30, 2023.
Accumulated Other Comprehensive Income (Loss)

	September 30, 2024	December 31, 2023
Unrealized gain (loss) on securities available for sale, net of tax	$(59,704)	$(69,018)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS, net of tax	2,023	2,409
Total accumulated other comprehensive income (loss)	$(57,681)	$(66,609)
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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of September 30, 2024 and December 31, 2023, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the third quarter of 2024 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents Horizon and the Bank’s actual and required capital ratios as of September 30, 2024 and December 31, 2023, as well as the revisions to Horizon's regulatory capital ratios to reflect the correction of the capital computations for the foregoing periods:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total capital (to risk-weighted assets)(1)
Consolidated	$809,747	13.45%	$481,633	8.00%	$632,143	10.50%	N/A	N/A
Bank	739,221	12.33	479,729	8.00	629,644	10.50	$599,661	10.00%
Tier 1 capital (to risk-weighted assets)(1)
Consolidated	700,300	11.63	361,225	6.00	511,735	8.50	N/A	N/A
Bank	685,477	11.43	359,797	6.00	509,712	8.50	479,729	8.00
Common equity tier 1 capital (to risk-weighted assets)(1)
Consolidated	642,877	10.68	270,918	4.50	421,429	7.00	N/A	N/A
Bank	685,477	11.43	269,848	4.50	419,763	7.00	389,780	6.50
Tier 1 capital (to total assets)(1)
Consolidated	700,300	9.02	310,523	4.00	310,523	4.00	N/A	N/A
Bank	685,477	8.84	310,096	4.00	310,096	4.00	387,621	5.00
	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital (to risk-weighted assets)(1)
Consolidated (As Revised)*	$782,598	14.04%	$446,000	8.00%	$585,374	10.50%	N/A	N/A
Consolidated (As Reported)	786,436	14.11	446,000	8.00	585,374	10.50	N/A	N/A
Bank	714,402	12.87	444,147	8.00	582,943	10.50	555,184	10.00%
Tier 1 capital (to risk-weighted assets)(1)
Consolidated (As Revised)*	676,411	12.13	334,500	6.00	473,874	8.50	N/A	N/A
Consolidated (As Reported)	735,792	13.20	334,500	6.00	473,874	8.50	N/A	N/A
Bank	663,758	11.96	333,111	6.00	471,907	8.50	444,147	8.00
Common equity tier 1 capital (to risk-weighted assets)(1)
Consolidated	619,153	11.11	250,875	4.50	390,250	7.00	N/A	N/A
Bank	663,758	11.96	249,833	4.50	388,629	7.00	360,870	6.50
Tier 1 capital (to total assets)(1)
Consolidated (As Revised)*	676,411	8.61	314,306	4.00	314,306	4.00	N/A	N/A
Consolidated (As Reported)	735,792	9.36	314,306	4.00	314,306	4.00	N/A	N/A
Bank	663,758	8.41	315,550	4.00	315,550	4.00	394,438	5.00
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
Based on our initial review of these actions, management believes that the Company has strong defenses to the claims and intends to vigorously defend against them. As of September 30, 2024, no liabilities related to the above matters were recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.
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
The following table represents the commitments to extend credit and standby letters of credit as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
Commitments to extend credit	1,025,186	1,118,417
Standby letters of credit	24,378	16,493
Total	$1,049,564	1,134,910
Note 15 - Subsequent Events
In October, the Company sold certain available-for-sale securities with a total fair market value of $293.1 million, and an amortized cost of $332.2 million. As a result, the Company incurred a net realized loss on sale of securities of $39.1 million.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Additionally, in October, the Company has signed a letter of intent to sell its mortgage warehouse business, which is expected to generate a gain-on-sale.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023
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
•current financial conditions within the banking industry;
•changes in the level and volatility of interest rates, spreads on earning assets and interest bearing liabilities, and interest rate sensitivity;
•the aggregate effects of elevated inflation levels in recent years;
•loss of key Horizon personnel;
•macroeconomic conditions and their impact on Horizon and its customers;
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
•changes in prepayment speeds, loan originations, credit losses and market values, collateral securing loans and other assets;
•changes in sources of liquidity;
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
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023
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
Results of Operations

Net Income

Net income increased $2.0 million to $18.2 million, or $0.42 per share, during the three months ended September 30, 2024 when compared to $16.2 million, or $0.37 per share, for the same period in 2023. The increase from the year ago period was primarily driven by an increase in net interest income and a reduction in the effective tax rate in the current period, partially offset by an increase in non-interest expense when compared to the year ago period. Net interest income

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023 increased by $4.8 million, or 11.5% when compared with the year ago period, driven by a modest increase in average earning assets and a 25 basis point increase in the net FTE interest margin1, to 2.66% in the current period.

Net income declined $6.9 million to $46.3 million, or $1.06 per share, during the nine months ended September 30, 2024 when compared to $53.2 million, or $1.22 per share, for the same period in 2023. The decrease from the year ago period was primarily a result of growth in non-interest expense, a decline in non-interest income and increased provision for loan loss related to loan growth in the current period.

Net Interest Income

Net interest income increased $4.8 million during the three months ended September 30, 2024, to $46.9 million, when compared to the same period in 2023. While average earning asset growth was modest, the reported net FTE interest margin1 increased by 25 basis points, to 2.66% for the three months ended September 30, 2024 compared to the year ago period, attributable to the favorable mix shift in both average interest earning assets toward higher-yielding loans and the funding mix toward lower cost deposit liabilities, in addition to a higher contribution to the net FTE interest margin1 from interest-free funds. Interest accretion from the fair value of acquired loans did not contribute significantly to the third quarter net interest income, or net FTE interest margin1.

1Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023
Following are the average balance sheets for the three months ended (dollars in thousands):

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Three Months Ended
	September 30, 2024			September 30, 2023
	Average Balance (8)	Interest(4)	Average Rate(4)	Average Balance (8)	Interest(4)	Average Rate(4)
Assets
Interest earning assets
Federal funds sold	$64,743	$860	5.28%	$92,305	$1,247	5.36%
Interest earning deposits (7)	8,781	97	4.39%	8,018	85	4.21%
Federal Home Loan Bank stock (6)	53,826	1,607	11.88%	34,509	618	7.10%
Investment securities - taxable (1)	1,301,830	6,526	1.99%	1,650,081	8,170	1.96%
Investment securities - non-taxable (1)	1,125,295	7,987	2.82%	1,220,998	8,863	2.88%
Total investment securities	2,427,125	14,513	2.38%	2,871,079	17,033	2.35%
Loans receivable (2) (3)	4,775,788	75,828	6.32%	4,280,700	63,254	5.86%
Total interest earning assets	7,330,263	92,905	5.04%	7,286,611	82,237	4.48%
Non-interest earning assets
Cash and due from banks	108,609			100,331
Allowance for credit losses	(52,111)			(49,705)
Other assets	471,259			587,514
Total average assets	$7,858,020			$7,924,751

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing deposits	$3,386,177	$18,185	2.14%	$3,267,594	$12,661	1.54%
Time deposits	1,189,148	12,602	4.22%	1,271,104	12,043	3.76%
Borrowings	1,149,952	10,221	3.54%	1,180,452	10,399	3.50%
Repurchase agreements	123,524	910	2.93%	136,784	825	2.39%
Subordinated notes	55,681	830	5.93%	58,983	880	5.92%
Junior subordinated debentures issued to capital trusts	57,389	1,230	8.53%	57,166	1,227	8.52%
Total interest bearing liabilities	5,961,871	43,978	2.93%	5,972,083	38,035	2.53%
Non-interest bearing liabilities
Demand deposits	1,083,214			1,159,241
Accrued interest payable and other liabilities	74,563			77,942
Stockholders' equity	738,372			715,485
Total average liabilities and stockholders' equity	$7,858,020			$7,924,751
Net FTE interest income (non-GAAP) (5)		$48,927			$44,202
Less FTE adjustments (4)		2,017			2,112
Net Interest Income		$46,910			$42,090
Net FTE interest margin (Non-GAAP) (4)(5)			2.66%			2.41%
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
(8) Average balances are calculated on a daily average basis

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023
Net interest income increased $2.0 million during the nine months ended September 30, 2024, to $135.5 million, when compared to the same period in 2023. Growth in average earning asset balances and a 1 basis point increase in the reported net FTE interest margin2, to 2.60% for the nine months ended September 30, 2024 compared to the year ago period drove the net interest income growth versus the year ago comparable period. The net FTE interest margin expansion over the nine months ended September 30, 2024 was modest, as the increased contribution from interest-free funds was largely offset by the contraction in the net spread between the yield on earning assets and interest-bearing liabilities.
2 Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023
The following are the average balance sheets for the nine months ended (dollars in thousands):

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Nine months ended
	September 30, 2024			September 30, 2023
	Average Balance (8)	Interest(4)	Average Rate(4)	Average Balance (8)	Interest(4)	Average Rate(4)
Assets
Interest earning assets
Federal funds sold	$144,576	$5,892	5.44%	$43,976	$1,706	5.19%
Interest earning deposits (7)	8,602	300	4.66%	8,597	254	3.95%
Federal Home Loan Bank stock (6)	48,553	3,911	10.76%	32,909	1,531	6.22%
Investment securities - taxable (1)	1,312,421	19,570	1.99%	1,673,174	24,722	1.98%
Investment securities - non-taxable (1)	1,135,734	24,225	2.85%	1,258,345	27,363	2.91%
Total investment securities	2,448,155	43,795	2.39%	2,931,519	52,085	2.38%
Loans receivable (2) (3)	4,629,363	215,343	6.21%	4,216,817	179,697	5.70%
Total interest earning assets	7,279,249	269,241	4.94%	7,233,818	235,273	4.35%
Non-interest earning assets
Cash and due from banks	107,578			102,264
Allowance for credit losses	(50,806)			(49,839)
Other assets	485,693			579,203
Total average assets	$7,821,714			$7,865,446

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing deposits	$3,348,104	$50,889	2.03%	$3,362,006	$31,197	1.24%
Time deposits	1,166,968	36,335	4.16%	1,132,815	27,284	3.22%
Borrowings	1,178,180	31,403	3.56%	1,137,289	28,702	3.37%
Repurchase agreements	128,887	2,871	2.98%	138,706	2,011	1.94%
Subordinated notes	55,629	2,490	5.98%	58,947	2,641	5.99%
Junior subordinated debentures issued to capital trusts	57,334	3,668	8.55%	57,108	3,469	8.12%
Total interest bearing liabilities	5,935,102	127,656	2.87%	5,886,871	95,304	2.16%
Non-interest bearing liabilities
Demand deposits	1,080,367			1,200,133
Accrued interest payable and other liabilities	79,154			71,280
Stockholders' equity	727,091			707,162
Total average liabilities and stockholders' equity	$7,821,714			$7,865,446
Net FTE interest income (non-GAAP) (5)		$141,585			$139,969
Less FTE adjustments (4)		6,108			6,482
Net Interest Income		$135,477			$133,487
Net FTE interest margin (Non-GAAP) (4)(5)			2.60%			2.59%
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
(8) Average balances are calculated on a daily average basis

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023

The following table illustrates the impact of changes in the volume of interest earning assets and interest bearing liabilities and interest rates on net interest income for the periods indicated.

	Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023			Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
	Total Change	Change Due to Volume	Change Due To Rate	Total Change	Change Due to Volume	Change Due To Rate
Interest Income
Federal funds sold	$(387)	$(366)	$(21)	$4,186	$4,096	$90
Interest earning deposits	12	8	4	46	—	$46
Federal Home Loan Bank stock	989	451	538	2,380	938	$1,442
Investment securities - taxable	(1,644)	(1,744)	100	(5,152)	(5,377)	$225
Investment securities - non-taxable	(692)	(683)	(9)	(2,479)	(2,623)	$144
Loans receivable	12,485	7,646	4,839	35,361	18,412	$16,949
Total interest income	$10,763	$5,312	$5,451	$34,342	$15,446	$18,896

Interest Expense
Interest bearing deposits	5,524	474	$5,050	$19,692	$(130)	$19,822
Time deposits	559	(2,027)	2,586	9,051	846	$8,205
Borrowings	(178)	(772)	594	2,701	1,055	$1,646
Repurchase agreements	85	(201)	286	860	(151)	$1,011
Subordinated notes	(50)	(148)	98	(151)	(149)	$(2)
Junior subordinated debentures issued to capital trusts	3	14	(11)	199	14	$185
Total interest expense	5,943	(2,660)	8,603	32,352	1,485	30,867
Net interest income	$4,820	$7,972	$(3,152)	$1,990	$13,961	$(11,971)

Non-Interest Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2024	2023	2024	2023
Non-interest Income
Service charges on deposit accounts	$3,320	$3,086	$9,664	$9,135
Wire transfer fees	123	120	337	345
Interchange fees	3,511	3,186	10,446	9,637
Fiduciary activities	1,394	1,206	4,081	3,728
Gains (losses) on sale of investment securities	—	—	—	(480)
Gain on sale of mortgage loans	1,622	1,582	3,144	3,372
Mortgage servicing income net of impairment	412	631	1,301	1,984
Increase in cash value of bank owned life insurance	349	1,055	965	3,051
Other income	780	964	1,987	1,675
Total non-interest income	$11,511	$11,830	$31,925	$32,447

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023
Total non-interest income declined $0.3 million for the three months ended September 30, 2024 compared to the same period in 2023, and declined $0.5 million for the nine months ended September 30, 2024 compared to the same period in 2023. Primary drivers of the periodic changes are noted below.

Service charges on deposit accounts increased $0.2 million for the three months ended September 30, 2024 and $0.5 million for the nine months ended September 30, 2024, as compared to the same periods in 2023. The increases compared to the year ago periods were primarily a result of higher transaction-based fee activity in the current period.

Interchange fees, which include fees earned on qualified debit card volume and merchant processing fees, increased $0.3 million for the three months ended September 30, 2024 and $0.8 million for the nine months ended September 30, 2024, as compared to the same periods in 2023. The increases were primarily driven by growth in qualified debit card volume for both periods.

Mortgage servicing income decreased $0.2 million for the three months ended September 30, 2024 and $0.7 million for the nine months ended September 30, 2024, as compared to the same periods in 2023. The decrease was primarily driven by higher levels of amortization expense of mortgage servicing rights in the current period.

Cash value of bank owned life insurance decreased $0.7 million for the three months ended September 30, 2024 and $2.1 million for the nine months ended September 30, 2024, as compared to the same periods in 2023. The declines were due to the surrender of several policies during the fourth quarter of 2023.

Other income, which includes various miscellaneous income items as well as fair market value adjustments to certain other assets, increased by $0.3 million during the nine months ended September 30, 2024 primarily related to positive fair market value adjustments on certain marketable securities.
Non-Interest Expense

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in Thousands)	2024	2023	2024	2023
Non-interest Expense
Salaries and employee benefits	$21,829	$20,058	$62,680	$58,932
Net occupancy expenses	3,207	3,283	9,945	10,095
Data processing	2,977	2,999	8,020	8,684
Professional fees	676	707	1,997	1,873
Outside services and consultants	3,677	2,316	10,094	7,548
Loan expense	1,034	1,120	2,791	3,635
FDIC insurance expense	1,204	1,300	3,839	2,680
Core deposit intangible amortization	844	903	2,560	2,709
Other losses	297	188	828	543
Other expense	3,527	3,294	11,147	10,255
Total non-interest expense	$39,272	$36,168	$113,901	$106,954

Non-interest expense increased $3.1 million for the three months ended September 30, 2024 compared to the same period in 2023, primarily the result of higher expenses related to outside services and consultants, salaries and employee benefits, and other expenses, which was partially mitigated by lower expenses related to FDIC insurance expense and net occupancy expense. Non-interest expense increased $6.9 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily the result of higher expenses related to salaries and employee benefits, outside services and consultants, FDIC insurance, and other expense.

Salaries and employee benefits expense increased by $1.8 million for the three months ended September 30, 2024, and $3.7 million for the nine months ended September 30, 2024, when compared to the same periods a year ago. The increase

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023 in both periods is partially attributable to growth in salary expense related to ongoing hiring efforts in revenue generating roles in commercial lending, equipment finance and treasury management. In addition, the current period was unfavorably impacted by an expense related to a legacy benefits program and additional compensation-related accrual relative to the prior periods.

Outside services and consultant expense increased by $1.4 million for the three months ended September 30, 2024, and $2.5 million for the nine months ended September 30, 2024, when compared to the same periods a year ago. The increase in both periods is related to ongoing strategic initiatives.

FDIC insurance expense increased by $1.2 million in the nine months ended September 30, 2024 compared to the year ago period. The increase in the period related to higher incurred assessment rates.

Other expenses, which includes corporate and other service expenses, increased by $0.2 million for the three months ended September 30, 2024 when compared to the same period in 2023, and increased by $0.9 million for the nine months ended September 30, 2024 when compared to the same period in 2023.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Allowance for Credit Losses on Loans
Balance at beginning of period	$52,215	$49,976	$50,029	$50,464
Provision for credit losses on loans	1,044	520	4,128	856
Net loan (charge-offs) recoveries:
Commercial	$52	$(217)	$167	$(593)
Residential Real estate	9	39	18	55
Mortgage warehouse	—	—	—	—
Consumer	(439)	(619)	(1,461)	(1,083)
Total net loan charge-offs	$(378)	$(797)	$(1,276)	$(1,621)
Balance at end of period	$52,881	$49,699	$52,881	$49,699

Liability for Unfunded Lending Commitments
Balance at beginning of period	$705	$989	$615	$403
Provision (reversal) for credit losses on unfunded lending commitments	—	(257)	90	329
Balance at end of period	$705	$732	$705	$732
Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments	$53,586	$50,431	$53,586	$50,431

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio against various economic backdrops, which periodically change. During the third quarter of 2024, the Company recorded a provision for credit losses on loans of $1.0 million. This compares to a provision for credit losses on loans of $0.3 million during the third quarter of 2023. The increase in the provision for credit losses when compared to the year ago period was primarily attributable to changes in loan mix and in the economic forecast.

For the three months ended September 30, 2024, net loan charge-offs decreased by $0.4 million to $0.4 million, compared to $0.8 million in the third quarter of last year.

The provision for credit losses on loans of $4.2 million for the nine months ended September 30, 2024 increased by $3.0 million when compared to the prior year period, which is primarily attributable to loan growth and the change in loan mix.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023
For the nine months ended September 30, 2024, net loan charge-offs decreased by $0.3 million to $1.3 million compared to $1.6 million in the prior year period.

The Company’s allowance for credit losses as a percentage of period-end loans HFI was 1.10% at September 30, 2024, compared to 1.14% at September 30, 2023.

As of September 30, 2024, the liability for unfunded lending commitments was relatively unchanged at $0.7 million when compared to the third quarter of last year.

Income Taxes

The Company’s income tax expense for the third quarter of 2024 was $0.1 million compared to $1.3 million for the third quarter of 2023, resulting in effective tax rates of 0.4% and 7.3%, respectively. The decrease in the effective tax rate for the third quarter 2024 is primarily due to the increase in the net realizable tax credits for the current year.

The Company’s income tax expense for the first nine months of 2024 was $3.0 million compared to $4.6 million for the same period in 2023, resulting in effective tax rates of 6.0% and 8.0%, respectively. The decrease in the effective tax rate for the first nine months 2024 is primarily due to the increase in net realizable tax credits in the current period.

The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during the comparable periods primarily due to the effect of tax exempt income from securities, loans, and life insurance policies, and net tax benefits from tax credit investments.

Financial Condition

Total assets decreased by $13.0 million, or 0.2%, as of September 30, 2024, from $7.9 billion as of December 31, 2023. The decrease in total assets is primarily due to decreases in cash and cash equivalents of $291.7 million over the period, or 55.4%, to $234.8 million as of September 30, 2024, and a decrease in total securities balances of $63.3 million, to $2.4 billion, partially offset by growth in loans HFI of $383.5 million, or 8.8%, to $4.8 billion as of September 30, 2024.

Total investment securities decreased $63.3 million, or 2.5%, to $2.4 billion as of September 30, 2024 from $2.5 billion as of December 31, 2023, primarily as a result of amortization and maturities. There were no purchases of investment securities during the first nine months of 2024.

Total loans HFI increased to $4.8 billion as of September 30, 2024 compared to $4.4 billion as of December 31, 2023, led by organic commercial loan growth of $239.1 million. The company continues to maintain a balanced growth profile across various geographies, products and industries, and holds a diverse lending portfolio consisting primarily of commercial real estate, consumer, residential and commercial and industrial portfolios.

Total deposit balances increased by $62.1 million, or 1.1%, to $5.7 billion on September 30, 2024 when compared to balances as of December 31, 2023. The Company maintains a granular and tenured deposit base, with a continued focus on core commercial and consumer deposit gathering.

Total borrowings decreased by $87.9 million, or 6.5%, to $1.3 billion as of September 30, 2024 when compared to balances as of December 31, 2023, primarily related to repayment of a portion of Federal Home Loan Bank advances in August.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023
Investment securities were comprised of the following as of (dollars in thousands):

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury and federal agencies	$69,421	$63,245	$72,938	$64,377
State and municipal	351,507	306,025	353,299	304,030
Federal agency collateralized mortgage obligations	3,413	3,152	3,931	3,580
Federal agency mortgage–backed pools	151,844	132,696	161,130	137,297
Corporate notes	40,559	36,052	43,317	37,967
Total available for sale investment securities	$616,744	$541,170	$634,615	$547,251
Held to maturity
U.S. Treasury and federal agencies	$283,851	$252,034	$287,259	$245,960
State and municipal	1,056,869	908,320	1,088,499	939,361
Federal agency collateralized mortgage obligations	47,232	40,791	51,325	43,479
Federal agency mortgage–backed pools	308,725	271,084	323,649	275,028
Private labeled mortgage–backed pools	29,975	26,539	32,329	27,734
Corporate notes	161,885	141,679	162,734	137,196
Total held to maturity investment securities	$1,888,537	$1,640,447	$1,945,795	$1,668,758
Investment securities available for sale decreased $6.1 million since December 31, 2023 to $541.2 million as of September 30, 2024, and securities held to maturity decreased $57.3 million since December 31, 2023 to $1.9 billion as of September 30, 2024. The decrease in total investments was due to principal amortization and maturities, and there were no purchases of investment securities through the first nine months of 2024.

Credit Quality

The ACL balance at September 30, 2024 was $52.9 million, or 1.10% of period-end loans HFI compared to an ACL balance of $50.0 million at December 31, 2023 or 1.09% of loans HFI. The increase in the ACL was primarily due to the growth in commercial loans.

As of September 30, 2024, total non-accrual loans increased by $3.9 million, or 19.6%, from December 31, 2023, to 0.49% of total loans HFI. Total non-performing assets increased $3.8 million, or 17.4%, from December 31, 2023, to 0.32% of total assets.

During the three months ended September 30, 2024, net charge-offs were $0.4 million, or 3 basis points annualized of average loans in the period, down from $0.7 million, or 7 basis point annualized of average loans in the year ago comparable period. During the nine months ended September 30, 2024, net charge-offs were $1.3 million, or 4 basis points annualized of average loans in the period, compared with $1.6 million, or 4 basis point annualized of average loans in the year ago comparable period.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023

	Credit Quality
	(Dollars in Thousands Except Ratios, Unaudited)
	Quarter Ended
	September 30,	December 31,
	2024	2023
Non-accrual loans
Commercial	$6,830	$7,362
Residential Real estate	9,529	8,058
Mortgage warehouse	—	—
Consumer	7,208	4,290
Total non-accrual loans	$23,567	$19,710
90 days and greater delinquent - accruing interest	$819	$559
Total non-performing loans	$24,386	$20,269
Other real estate owned
Commercial	$1,158	$1,124
Residential Real estate	—	182
Mortgage warehouse	—	—
Consumer	36	205
Total other real estate owned	$1,194	$1,511

Total non-performing assets	$25,580	$21,780

Net charge-offs (recoveries)
Commercial	$(52)	$233
Residential Real estate	(9)	21
Mortgage warehouse	—	—
Consumer	439	531
Total net charge-offs	$378	$785

Allowance for credit losses
Commercial	$32,854	$29,736
Residential Real estate	2,675	2,503
Mortgage warehouse	862	481
Consumer	16,490	17,309
Total allowance for credit losses	$52,881	$50,029

Credit quality ratios
Non-accrual loans to HFI loans	0.49%	0.45%
Non-performing assets to total assets	0.32%	0.27%
Annualized net charge-offs of average total loans	0.03%	0.07%
Allowance for credit losses to HFI loans	1.10%	1.13%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023
Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At September 30, 2024, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $1.52 billion in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $1.41 billion at December 31, 2023.
The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $291.7 million during the first nine months of 2024, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $54.7 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $322.4 million mainly due to growth in the loan portfolio, which used cash of $413.4 million. Financing activities used cash of $24.0 million, largely resulting from the repayment of long-term borrowings of $563.1 million and $21.3 million in dividends paid on common stock during the first nine months of 2024.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2024. Stockholders’ equity totaled $754.8 million as of September 30, 2024, compared to $718.8 million as of December 31, 2023. For the nine months ended September 30, 2024, the ratio of average stockholders’ equity to average assets was 9.30% compared to 8.97% for the twelve months ended December 31, 2023. The increase in stockholders’ equity during the period was due to net income generated during the period and the improved market value of securities available for sale, offset by cash dividends paid to common shareholders.
As of September 30, 2024, the ratio of total stockholders’ equity to total assets is 9.52%. Book value per common share was $17.27, increasing $0.80 compared to December 31, 2023.
Tangible common equity1 totaled $588.5 million at September 30, 2024, and the ratio of tangible common equity to tangible assets1 was 7.58% at September 30, 2024. Tangible book value, which excludes intangible assets from total equity, per common share1 was $13.46, increasing $0.87 compared to December 31, 2023.
Horizon declared common stock dividends in the amount of $0.48 per share during the first nine months of 2024 and $0.48 per share for the same period in 2023. The dividend payout ratio (dividends as a percent of basic earnings per share) was 45.3% and 39.3% for the first nine months of 2024 and 2023, respectively. For additional information regarding dividends, see Horizon’s 2023 Annual Report on Form 10–K.
1 Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023
Use of Non-GAAP Financial Measures

In addition to financial measures presented in accordance with GAAP, this document refers to non-GAAP financial measures, which Horizon believes are helpful to investors and provide a greater understanding of our business and financial results without the impact of items or events that may obscure trends in the Company’s underlying performance. These measures are not necessarily comparable to similar measures that may be presented by other companies and should not be considered in isolation or as a substitute for the related GAAP measure. See the tables and other information below and contained elsewhere in this document for reconciliations of the non-GAAP information identified herein and its most comparable GAAP measures.

Non–GAAP Reconciliation of Net Fully-Taxable Equivalent ("FTE") Interest Margin
(Dollars in Thousands, Unaudited)
		Three Months Ended					Nine Months Ended
		September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
		2024	2024	2024	2023	2023	2024	2023
Interest income (GAAP)	(A)	$90,888	$86,981	$85,264	$83,514	$80,125	$263,133	$228,791
Taxable-equivalent adjustment:
Investment securities - tax exempt (1)		$1,677	$1,695	$1,715	$1,799	$1,861	5,087	5,746
Loan receivable (2)		340	328	353	314	251	1,021	736
Total taxable-equivalent adjustment (3)		$2,017	$2,023	$2,068	$2,113	$2,112	$6,108	$6,482
Interest income (non-GAAP)	(B)	$92,905	$89,004	$87,332	$85,627	$82,237	$269,241	$235,273
Interest expense (GAAP)	(C)	$43,978	$41,702	$41,976	$41,257	$38,035	$127,656	$95,304
Net interest income (GAAP)	(D) =(A) - (C)	$46,910	$45,279	$43,288	$42,257	$42,090	$135,477	$133,487
Net FTE interest income (non-GAAP)	(E) = (B) - (C)	$48,927	$47,302	$45,356	$44,370	$44,202	$141,585	$139,969
Average interest earning assets	(F)	$7,330,263	$7,212,788	$7,293,559	$7,239,034	$7,286,611	$7,279,249	$7,233,818
Net FTE interest margin (non-GAAP)	(G) = (E*) / (F)	2.66%	2.64%	2.50%	2.43%	2.41%	2.60%	2.59%

(1) The following represents municipal securities interest income for investment securities classified as available-for-sale and held-to-maturity
(2) The following represents municipal loan interest income for loan receivables classified as held for sale and held for investment
(3) Management believes fully taxable equivalent, or FTE, interest income is useful to investors in evaluating the Company's performance as a comparison of the returns between a tax-free investment and a taxable alternative. The Company adjusts interest income for tax-exempt loans and securities to an FTE basis utilizing a 21% tax rate
*Annualized

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine Months ended September 30, 2024 and 2023

Non–GAAP Reconciliation of Return on Average Tangible Common Equity
(Dollars in Thousands, Unaudited)
		Three Months Ended					Nine Months Ended
		September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
		2024	2024	2024	2023	2023	2024	2023

Net income (loss) (GAAP)	(A)	$18,180	$14,140	$13,991	$(25,215)	$16,205	$46,311	$53,196
Average stockholders' equity	(B)	$738,372	$726,332	$725,083	$702,793	$715,485	$727,091	$707,162
Average intangible assets	(C)	166,819	167,659	168,519	169,401	170,301	$167,663	$171,199
Average tangible equity (Non-GAAP)	(D) = (B) - (C)	$571,553	$558,673	$556,564	$533,392	$545,184	$559,428	$535,963
Return on average tangible common equity ("ROACE") (non-GAAP)	(E) = (A*) / (D)	12.65%	10.18%	10.11%	(18.76)%	11.79%	11.06%	13.27%
*Annualized

Non–GAAP Reconciliation of Tangible Common Equity to Tangible Assets
(Dollars in Thousands, Unaudited)
		Three Months Ended
		September 30,	June 30,	March 31,	December 31,	September 30,
		2024	2024	2024	2023	2023
Total stockholders' equity (GAAP)	(A)	$754,822	$726,665	$721,250	$718,812	$693,369
Intangible assets (end of period)	(B)	166,278	167,121	167,965	168,837	169,741
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$588,544	$559,544	$553,285	$549,975	$523,628

Total assets (GAAP)	(D)	7,927,457	7,912,527	7,855,707	7,940,485	7,959,434
Intangible assets (end of period)	(B)	166,278	167,121	167,965	168,837	169,741
Total tangible assets (non-GAAP)	(E) = (D) - (B)	$7,761,179	$7,745,406	$7,687,742	$7,771,648	$7,789,693

Tangible common equity to tangible assets (Non-GAAP)	(G) = (C) / (E)	7.58%	7.22%	7.20%	7.08%	6.72%

Non–GAAP Reconciliation of Tangible Book Value Per Share
(Dollars in Thousands, Unaudited)
		Three Months Ended
		September 30,	June 30,	March 31,	December 31,	September 30,
		2024	2024	2024	2023	2023
Total stockholders' equity (GAAP)	(A)	$754,822	$726,665	$721,250	$718,812	$693,369
Intangible assets (end of period)	(B)	166,278	167,121	167,965	168,837	169,741
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$588,544	$559,544	$553,285	$549,975	$523,628
Common shares outstanding	(D)	43,712,059	43,712,059	43,726,380	43,652,063	43,648,501

Tangible book value per common share (non-GAAP)	(E) = (C) / (D)	$13.46	$12.80	$12.65	$12.60	$12.00

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
The table below shows the modelled effects of an immediate and parallel shift in interest rates on the Company's net interest income profile over a one-year horizon versus the base case net interest income in a flat rate scenario. The simulation model assumes a static balance sheet over that twelve month period, and utilizes various non-maturity interest bearing deposit beta assumptions, based on the underlying products, ranging from 12% to 80% in the disclosed model outputs below. Deposit beta is an estimate for how quickly interest-bearing deposit pricing will change for a given change in interest rates. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results, but rather to provide insight into our current interest rate exposure and to assist in the execution of appropriate asset/liability management strategies. As shown below, the model output would indicate that as of September 30, 2024, the Company's interest-bearing liabilities are projected to reprice at a faster pace than interest-earning assets for the next 100 basis points of declining interest rates.

	September 30, 2024
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income
200 basis points rising	$(17.7)	(7.9)%
100 basis points rising	(7.9)	(3.5)%
100 basis points falling	$2.8	1.3%
200 basis points falling	(2.7)	(1.2)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2024, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2024, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
None

ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
31.1	Certification of Thomas M. Prame	Attached
31.2	Certification of John R. Stewart	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2024, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

November 12, 2024	/s/ Thomas M. Prame
Date	Thomas M. Prame
Chief Executive Officer

November 12, 2024	/s/ John R. Stewart
Date	John R. Stewart
Chief Financial Officer