Form 10-K
period 2024-12-31
HORIZON BANCORP INC /IN/
filed 2025-03-14
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
Commission file number 000-10792
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes–Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non–affiliates of the registrant, based on the last sale price of such stock as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $441.4 million.
As of March 12, 2025, the registrant had 44,014,506 shares of common stock outstanding.
Documents Incorporated by Reference

Document	Part of Form 10–K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 2, 2025 annual meeting of shareholders	Part III

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
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

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
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
The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward–looking statements, whether written or oral, that may be made from time to time by us or on our behalf. The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10–K details some of the factors that could cause Horizon’s actual results to vary materially from those expressed in or implied by any forward–looking statements. We direct your attention to this discussion.
Other risks and uncertainties that could affect Horizon’s future performance are set forth below in Item 1A, “Risk Factors.”

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
PART I
fITEM1. BUSINESS
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
The Bank maintains 71 full service offices. At December 31, 2024, the Bank had total assets of $7.8 billion and total deposits of $5.6 billion. The Bank has wholly–owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”), Horizon Grantor Trust and Wolverine Commercial Holdings, LLC. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain life insurance products through a third party. Horizon Grantor Trust holds title to certain company owned life insurance policies. Wolverine Commercial Holdings, LLC currently holds one piece of property but does not otherwise engage in significant business activities.
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
The business of Horizon is not seasonal to any material degree. No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2024, revenues from loans accounted for 81.0% of the total consolidated revenue, and revenues from investment securities accounted for 15.5% of total consolidated revenue.
Available Information
The Company’s Internet address is www.horizonbank.com. Information on or accessible through our website is not deemed to be incorporated into this Annual Report on Form 10–K. Website references in this Annual Report are merely textual references. The Company makes available, free of charge through the “About Us – Investor

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
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
On May 10, 2024, the Company hired John R. Stewart as Executive Vice President and Chief Financial Officer (“CFO”) of both Horizon and its wholly-owned bank subsidiary, effective as of May 20, 2024.
As of December 31, 2024, the Company employed 841 full–time and 21 part–time employees across all locations.
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

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
The following table estimates the number of financial institution competitors in Horizon’s primary market areas, along with Horizon’s competitive position in these areas, based on the June 30, 2024 Federal Deposit Insurance Corporation (“FDIC”) Deposit Market Share Report (available at www.fdic.gov ):

INDIANA			MICHIGAN
County	Number of Institutions	Horizon Market Share	County	Number of Institutions	Horizon Market Share
Allen	22	0.39%	Arenac	4	26.45%
Bartholomew	9	4.92%	Berrien	8	12.22%
Carroll	6	29.52%	Charlevoix	4	3.71%
Cass	6	16.05%	Crawford	2	22.81%
DeKalb	11	9.55%	Ingham	18	1.18%
Elkhart	16	0.71%	Kalamazoo	14	1.80%
Fountain	4	9.46%	Kent	24	0.47%
Grant	7	7.37%	Mecosta	8	11.70%
Hamilton	28	0.29%	Midland	8	18.98%
Howard	8	3.85%	Missaukee	2	50.99%
Johnson	22	9.80%	Newaygo	6	6.59%
Kosciusko	10	3.93%	Oakland	30	0.09%
LaGrange	4	3.01%	Otsego	5	17.68%
Lake	16	1.75%	Ottawa	15	0.69%
LaPorte	8	58.25%	Roscommon	4	13.39%
Marion	25	0.91%	Shiawassee	6	16.52%
Noble	6	5.54%	St. Joseph	8	4.81%
Porter	11	7.45%	Wexford	5	22.41%
St. Joseph	14	0.36%
Tippecanoe	17	6.59%
Whitley	7	5.96%
At the time of the FDIC Deposit Market Share Report, Horizon was the largest of the 8 bank and thrift institutions in LaPorte County, the largest of the 6 institutions in Carroll County, the 4th largest of the 22 institutions in Johnson County, the 5th largest of the 12 institutions in DeKalb County, the 3rd largest of the 6 institutions in Cass County, the 6 largest of the 17 institutions in Tippecanoe County, and the 5th largest of the 11 institutions in Porter County.
In Michigan, Horizon was the 2nd largest of the 8 bank and thrift institutions in Midland County and the 4th largest of the 8 bank and thrift institutions in Berrien County.
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
2024 Annual Report on Form 10–K
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
2024 Annual Report on Form 10–K
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
Bank holding companies, such as Horizon, and their insured depository institutions, such as the Bank, are subject to various regulatory capital requirements administered by the federal and state regulators. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk–based capital ratios are determined by allocating assets and specified off–balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. In 2019, the Federal bank regulatory agencies, working jointly, adopted final regulations designed to simplify capital requirements for community banks, allowing qualifying community banks to adopt a simple community bank leverage ratio. For an additional discussion of the Company’s regulatory capital ratios and regulatory requirements as of December 31, 2024, please refer to the subsection titled “Capital Regulation” in this “Regulation and Supervision” section.
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
2024 Annual Report on Form 10–K
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
2024 Annual Report on Form 10–K
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

The Federal Reserve and FDIC have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2024, Horizon Bank met all applicable capital adequacy requirements.

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
Horizon’s management believes that, as of December 31, 2024, Horizon and the Bank met all applicable regulatory capital requirements currently in effect.

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2024.

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)(1)
Consolidated	$800,209	13.91%	$460,266	8.00%	$604,099	10.50%	N/A	N/A
Bank	725,383	12.64%	459,039	8.00%	602,489	10.50%	573,799	10.00%
Tier 1 capital (to risk-weighted assets)(1)
Consolidated	690,183	12.00%	345,199	6.00%	489,033	8.50%	N/A	N/A
Bank	671,095	11.70%	344,279	6.00%	487,729	8.50%	459,039	8.00%
Common equity tier 1 capital (to risk-weighted assets)(1)
Consolidated	632,760	11.00%	258,900	4.50%	402,733	7.00%	N/A	N/A
Bank	671,095	11.70%	258,209	4.50%	401,659	7.00%	372,969	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	690,183	8.88%	310,825	4.00%	310,825	4.00%	N/A	N/A
Bank	671,095	8.64%	310,539	4.00%	310,539	4.00%	388,174	5.00%

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

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K

Dividend Restrictions — Horizon’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 19. At December 31, 2024, the Bank could, without prior approval, declare dividends of approximately $54.5 million to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.
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
At December 31, 2024, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk–based capital ratio exceeded 10%, the Bank’s Tier 1 risk–based capital ratio exceeded 8%, the Bank’s common equity Tier 1 risk–based capital ratio exceeded 6.5%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.
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

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
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

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
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
2024 Annual Report on Form 10–K
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
As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2024, the Bank’s investment in stock of the FHLB of Indianapolis was $53.8 million which exceeds the required stock purchase minimum for Horizon. For the year ended December 31, 2024, dividends paid by the FHLB of Indianapolis to the Bank on the FHLB stock totaled approximately $5.4 million, for an annualized rate paid in dividends of 10.9%.
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
2024 Annual Report on Form 10–K
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

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
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

We have a large percentage of commercial, residential mortgage and consumer loans. At December 31, 2024 $3.08 billion or 63.5% of our loan portfolio consisted of commercial loans. Commercial loans generally have greater credit risk than residential mortgage and consumer loans because repayment of these loans often depends on the successful business operations of the borrowers. At December 31, 2024 $802.9 million or 16.6% of our loan portfolio consisted of commercial real estate loans. Commercial real estate loans generally have greater risk because repayment of these loans is often dependent upon income being generated in amounts sufficient to cover operating costs and debt service. Both types of commercial loans also typically have much larger loan balances than residential mortgage and consumer loans. At December 31, 2024 $966.0 million or19.9% of our loan portfolio consisted of consumer loans Consumer loans generally involve greater risk than residential mortgage loans because they are unsecured or secured by assets that depreciate in value. Although we undertake a variety of underwriting, monitoring and reserving protections with respect to these types of loans, there can be no guarantee that we will not suffer unexpected losses. Residential mortgage loans and consumer loans may present increase during periods of unemployment rates and increasing interest rates, which may adversely affect the underlying real estate and other collateral values and the ability of our borrowers to repay their loans on scheduled terms. At December 31, 2024, nonperforming commercial loans, commercial real estate loans, and consumer loans totaled $26,958 and 0.6%, respectively.

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
Our holdings of construction, land and home equity loans may pose more credit risk than other types of mortgage loans.

Construction loans, loans secured by commercial real estate and home equity loans generally entail more risk than other types of mortgage loans. When real estate values decrease, the developers to whom we lend are likely to become non–performing as developers are unable to build and sell homes in volumes large enough for orderly repayment of loans and as other owners of such real estate (including homeowners) are unable to keep up with their payments. We strive to establish what we believe are adequate reserves on our financial statements to cover the credit risk of these loan portfolios. However, there can be no assurance that losses will not exceed our reserves and ultimately result in a material level of charge–offs, which would adversely impact our results of operations, liquidity and capital.

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

Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest earning assets and the interest expense that we pay on our interest bearing liabilities. Our profitability depends on our ability to manage our assets and liabilities during periods of changing interest rates. For example, as interest rates decline, the amount of interest-earning assets expected to reprice will increase as borrowers have an economic incentive to reduce the cost of their mortgage or debt, which would negatively impact our interest income. Alternatively, as rates increase, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments re–price, resulting in a negative impact on interest spreads and net interest income. The impact of rising rates could be compounded if deposit customers funds away from us into direct investments, such as U.S. Government bonds, corporate securities and other investments, including mutual funds, which, because of the absence of federal deposit insurance premiums and reserve requirements, generally pay higher rates of return than those offered by financial institutions.

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

Changes in interest rates also could affect loan volume. For instance, an increase in interest rates could cause a decrease in the demand for mortgage loans (and other loans), which could result in a significant decline in our revenues. In addition, as market interest rates rise, the value of the Company's investment

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
securities, particularly those that have fixed rates or longer maturities, could decrease. Increasing rates would also increase debt service requirements for some of the Bank's borrowers and may adversely affect those borrowers' ability to pay as contractually obligated and could result in additional delinquencies or charge–offs.

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

As of December 31, 2024, we had $165.4 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 8, “Nature of Operations and Summary of Significant Accounting Policies” and “Goodwill and Intangible Assets,” to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10–K for the year ended December 31, 2024.

Our mortgage lending profitability could be significantly reduced as changes in interest rates could affect mortgage origination volume and pricing for selling mortgages on the secondary market.

Currently, we sell a substantial portion of the mortgage loans we originate. The profitability of our mortgage banking operations depends in large part upon our ability to originate and sell mortgages to the secondary market at a gain. A lower interest rate environment generally results in higher demand for mortgage products, and if demand increases, mortgage banking income will be positively impacted by more gains on sale. However, a higher interest rate environment can negatively affect the volume of loan originations and refinanced loans reducing the dollar amount of loans available to be sold to the secondary market. Higher interest rates can also negatively affect the premium received on loans sold to the secondary market as competitive pressures to originate loans can reduce pricing.

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
2024 Annual Report on Form 10–K
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

The trading volume in our common stock is less than that of other larger financial institutions.

Although our common stock is listed on the Nasdaq Global Select Market, the trading volume in the common stock may be less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity, and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. During any period of lower trading volume of our common stock, significant sales of shares of our common stock, or the expectation of these sales, could cause our common stock price to fall.

Liquidity Risk

We are subject to liquidity risk in our operations, which could adversely affect the ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, capitalized on growth opportunities as they arise, or pay dividends because of an inability to

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
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

As market interest rates increased during 2022 and 2023, we have experienced increased unrealized losses within our investment portfolio. Our investment portfolio consists of obligations of the U.S. Treasury and federal agencies, obligations of state and local municipalities, U.S. government agency mortgage-backed securities, private labeled mortgage–backed pools and corporate notes. Many of these instruments are particularly sensitive to interest rate fluctuations, especially long–term fixed–income securities. The unrealized losses for available for sale investments is reflected in Accumulated Other Comprehensive Income (“AOCI”) on our balance sheet and reduces our book capital and tangible common equity ratio. However, unrealized losses do not affect our regulatory capital ratios.

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

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
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

Operational Risk

Our internal controls may be ineffective, circumvented, or fail.

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
2024 Annual Report on Form 10–K

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

Any act of terror, sustained military campaign, or war (threat of any of the foregoing) may cause general economic decline and instability, volatility and/or weakness of U.S. and global financial markets. Historically, U.S. and global markets have been adversely impacted by political and civil unrest occurring in the Middle East, Eastern Europe, Russia, Venezuela and Asia. The on-going Russia and Ukraine conflict has continued to raise similar economic and financial market concerns causing uncertainty and disruption in financial markets globally and resulting in a re-ordering of certain global supply chains, particularly within the energy sector. Furthermore, such events have the potential to adversely impact the availability of commodities, commodity prices, and create global inflationary pressures.

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

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
the allowance for loan losses and/or sustain loan losses that are significantly higher than the provided allowance.

Our indirect lending operations are subject to a higher fraud risk than our other lending operations.

We originate auto loans through automobile dealers. Because we must rely on automobile dealers in making and documenting these loans, there is an increased risk of fraud to us on the part of the third–party originators and the underlying borrowers. In order to guard against this increased risk, we perform investigations on third parties who originate loans we purchase, and we review the loan files and loan documents we purchase to attempt to detect any irregularities or legal noncompliance. However, there is no guarantee that our procedures will detect all cases of fraud or legal noncompliance.

The adoption of artificial intelligence tools by us and our third-party vendors and service providers may increase the risk of errors, omissions, unfair treatment, or fraudulent behavior by our employees, clients, or counterparties, or other third parties.

Our adoption of artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials or content (collectively, “AI”), is limited for internal currently, and we expect to continue to adopt such tools as appropriate. In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings. There are significant risks involved in utilizing AI and no assurance can be provided that our or our third-party vendors’ or service providers’ use of AI will enhance our or our third-party vendors’ or service providers’ products or services or produce the intended results. The adoption and incorporation of such tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment of consumers, and compliance with applicable laws and regulations. Such risk can result from models being poorly designed or faulty data being used, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, inappropriate or controversial data practices by developers or end-users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions. Furthermore, given the pace of rapid adoption of such tools by vendors and service providers, we may not be aware of the addition of AI solutions prior to such tools being introduced into our environment. Failure to adequately manage AI risks can result in erroneous results and decisions made by misinformation, unwanted forms of bias, unauthorized access to sensitive, confidential, proprietary, or personal information, and violations of applicable laws and regulations, leading to operational inefficiencies, competitive harm, reputational harm, ethical challenges, legal liability, losses, fines, and other adverse impacts on our business and financial results.

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

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
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

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
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

The financial services industry and broader economy may be subject to new or changing legislation, regulation, and government policy.

At this time, it is difficult to predict the legislative and regulatory changes that will result from both houses of Congress having majority memberships from the Republican Party and President Trump’s election. President Trump and certain members of Congress have advocated for the reduction of regulation of the financial services industry. The new Congress and administration may also cause broader economic changes due to their governing ideology, which differs from that of the previous Congress and administration. New appointments to the FRB could affect monetary policy and interest rates. Additionally, changes in trade and fiscal policy could affect the economy and banking industry, including our business and results of operations, in ways that are difficult to predict. Our results of operations could be adversely affected by changes in laws and regulations and in the way existing statutes and regulations are interpreted or applied by courts and government agencies.

Negative developments affecting the banking industry, and resulting media coverage, may erode customer confidence in the banking system and could have a material effect on our operations and/or stock price.

High–profile 2023 bank failures can generate significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments may negatively impact customer confidence in the safety and soundness of financial institutions, as well as cause significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These market developments may cause general uncertainty and concern regarding the liquidity adequacy of the banking industry and in particular, regional banks like Horizon. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short–term fixed income securities, all of which could materially adversely impact our liquidity, loan funding capacity, net interest margin, capital and results of operations. In connection with high–profile bank failures, uncertainty and concern may be compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC may take measures to reassure depositors when bank failures occur, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

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

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
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

As described in detail below in “Item 3 - Legal Proceedings,” on April 20, 2023, a putative class action lawsuit was filed against the Company and two of its officers in the U.S. District Court for the Eastern District of New York, which asserts claims under §§ 10(b) and 20(a) of the Securities Exchange Act of 1934 alleging, among other things, the Company made materially false and misleading statements and failed to disclose material adverse facts which allegedly resulted in harm to a putative class of purchasers of our securities from March 9, 2022 and March 10, 2023. Derivative lawsuits have also been filed against the Company, as nominal defendant, and two of our officers and ten of our directors arising from the same events, alleging, among other things, breach of the officers and directors' fiduciary duties. Regardless of the merits, the expense of defending such litigation may have a substantial impact if our insurance carriers fail to cover the full cost of the litigation, and the time required to defend the actions could divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. An unfavorable outcome in such litigation could have a material adverse effect on our business, financial condition, results of operations and cash flows. The derivative lawsuits have been consolidated and stayed pending resolution of any motion to dismiss in the putative class action. Based on our initial review of these actions, management believes that the Company has strong defenses to the claims and intends to vigorously defend against them.

Any regulatory examination scrutiny or new regulatory requirements in the banking industry could increase the Company's expenses and affect the Company's operations.

Any increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address any negative developments in the banking industry, a change in the regulatory priorities of the prudential bank regulators, or otherwise may increase the Company's costs of doing business and reduce its profitability. As primarily a commercial bank, the Bank has a higher percentage of uninsured deposits compared to primarily retail focused banks. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

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
2024 Annual Report on Form 10–K
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

Digital asset trends introduce regulatory and competitive challenges.

While we do not currently offer digital asset products, such as cryptocurrencies or stablecoins, the global adoption of digital assets presents competitive and regulatory challenges. The appeal of digital assets lies in their transaction speed, cross-border capabilities, and anonymity. However, these attributes also introduce risks, including fraud, volatility, and limited but rapidly evolving regulatory oversight. As digital asset adoption grows, we must remain vigilant to market dynamics and regulatory developments. Additionally, the ability to effectively and efficiently adapt operations to meet customer demand is critical. Failure to adapt effectively could constrain our ability to invest in competitive products, hampering long-term growth and competitiveness.

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

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
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

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
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

Pursuant to the Cyber Security Committee Charter, the Cyber Security Committee is required to meet at least three times per year and report to the Board annually. The Cyber Security Committee met three times in 2024. In addition, the Cyber Security Committee Charter provides that a majority of the Cyber Security Committee's voting members

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
must qualify as independent directors under SEC rules and NASDAQ listing standards. During 2024, 3 of the Cyber Security Committee's members qualified as independent.

Horizon's senior management briefs the Cyber Security Committee at each Cyber Security Committee meeting (see below for detailed discussion). In 2024, Horizon's information technology/cyber security program was audited by RSM and internal audit. The Cyber Security Committee Charter is posted on Horizon's website at www.horizonbank.com in the section headed “About Us – Investor Relations – Corporate Information” under the caption “Corporate Governance.”

Through Horizon's enterprise risk management framework and reporting functions, the Board, its Committees and Management assess and manage cybersecurity risks created by cybersecurity threats. Horizon's Vice President, Information Security and Audit Information Security officer (“Information Security Officer”) provides an annual Information Security Program report to the Board and as needed when cybersecurity risk is elevated. Horizon's Senior Vice President, Senior Technology Officer is a member of the Cyber Security Committee and reports on cyber security risks at each meeting a minimum of three times a year. The Senior Vice President, Senior Technology Officer reports to the Executive Vice President, Senior Operations Officer, who also is a member of the Cyber Security Committee. For independence, the Information Security Officer reports to Horizon's Senior Vice President, Senior Auditor and Compliance Officer. Horizon's risk escalation framework requires progressive escalation of cyber security risks to Management and its Committees, then to Board Committees and, ultimately, to the Board.

Management's Operations Committee meets quarterly and provides oversight and governance of the technology and cyber security programs. The Senior Vice President, Senior Technology Officer and Information Security Officer are members of this committee and report monthly on the technology and cyber security programs. The Senior Vice President, Senior Technology Officer also is a member of Management's Enterprise Risk & Disclosure Committee, which meets a minimum of four times a year, to report on the technology and cyber security programs.
Horizon engages in regular assessments of its infrastructure, software systems, and network architecture, using internal cybersecurity experts and third–party specialists. It also maintains a third–party risk management program designed to identify, assess, and manage risk, including cybersecurity risks, associated with external service providers and our supply chain.

The Executive Vice President, Senior Operations Officer has 35 years of experience in operations and technology with an educational background in Business Administration. In the role of Senior Bank Operations Officer and Executive for the past 24 years, she oversees and works closely with Horizon's technology and security teams to develop and implement robust security measures to protect the Bank's systems, networks, and customer data. The Senior Bank Operations Officer stays current on the latest industry trends and emerging cyber threats through publications, webinars, seminars and banking association training around cyber security. She also collaborates with external agencies, such as law enforcement and regulatory bodies, to address cyber threats and ensure compliance with industry best practices.

The Senior Vice President, Senior Technology Officer has 28 years of experience in information technology, with the last 13 as the information technology leader for the Bank. He holds a Bachelor's Degree in Computer Science. He is an active member of FS–ISAC's Mergers an Acquisition Working Group, and a named author of their 2023 “Cybersecurity Best Practices in Mergers, Acquisitions and Divestiture Deals” publication. He also serves as an advisory member of the Indiana Governor's Executive Council on Cybersecurity. He attends numerous industry training sessions including those put on by the SANS Institute, PaloAlto, Cisco, Microsoft, the Cybersecurity and Infrastructure Security Agency (CISA), and FS–ISAC.

The Vice President, Information Security and Audit Information Security Officer has 28 years as an IT Professional, with the last 9 as the cybersecurity leader for Horizon Bank with an education background in Technology. He has achieved numerous certifications throughout his career including the Microsoft Certified Systems Engineer (MCSE) and Certified Novell Engineering (CNE 5/6) and has demonstrated a continued commitment to excellence and has attained certification as a Certified Information Systems Security Professional (CISSP) issued by ISC2 in 2022. Through continuous learning and professional development, the Information Security Officer has honed his expertise in cybersecurity frameworks, threat detection, incident response, and risk management. He also serves as a member of the Indiana Bankers Association (IBA) Cyber Security Committee and attends numerous industry training sessions including those put on by Microsoft, FS–ISAC, SANS Institute.

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K

Notwithstanding our defensive measures and processes, the threat posed by cyber–attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyberattacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our Company. See Item 1A. Risk Factors for further discussion of risks related to cyber security.

HORIZON BANCORP, INC.
2024 Annual Report on Form 10–K
ITEM 2. PROPERTIES
The main office and full service branch of Horizon and the Bank is located at 515 Franklin Street, Michigan City, Indiana. The building located across the street from the main office of Horizon and the Bank, at 502 Franklin Street, houses the credit administration, operations, purchasing, and information technology departments of the Bank. In addition to these principal facilities, the Bank has 71 sales offices located in various cities and towns in northern and central Indiana and southern and central Michigan. Horizon maintains such branches and offices as it believes are necessary for the convenience of its customers and the community, and Horizon frequently assesses the suitability of all its business locations.
Horizon owns all of its facilities except for a leased office in Grand Rapids, Michigan.

ITEM 3. LEGAL PROCEEDINGS

Please see the Note 24 - General Litigation in the Notes to Consolidated Financial Statements within Item 8 of this report for information regarding Horizon’s legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock and Related Stockholder Matters
Horizon common stock is traded on the NASDAQ Global Select Market under the symbol “HBNC.”
The approximate number of holders of record of Horizon’s outstanding common stock as of March 12, 2025 was 1,272.
The Equity Compensation Plan Information table appears under the caption “Equity Compensation Plan Information” in Item 12 below and is incorporated herein by reference.
Repurchases of Securities
There were no purchases by the Company of its common stock during the fourth quarter of 2024.
Performance Graph
The SEC requires Horizon to include a line graph comparing Horizon’s cumulative five–year total shareholder returns on the common shares with market and industry returns over the past five years. S&P Global Market Intelligence prepared the following graph. The return represented in the graph assumes the investment of $100 on December 31, 2019, and further assumes reinvestment of all dividends. The Company’s common stock began trading on the NASDAQ Global Market on February 1, 2007, and on the NASDAQ Global Select Market on January 2, 2014. Prior to that date, the common stock was traded on the NASDAQ Capital Market.

HORIZON BANCORP, INC.

Total Return Performance
Horizon Bancorp, Inc.
Russell 2000 Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	December 31	December 31	December 31	December 31	December 31	December 31
Index	2019	2020	2021	2022	2023	2024
Horizon Bancorp, Inc.	100.00	87.14	118.01	88.20	88.57	104.69
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44
Source: S&P Global Market Intelligence
© 2024
ITEM 6.  RESERVED

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. All of such forward-looking statements are expressly qualified by reference to the cautionary statements provided under the caption “Forward-Looking Statements” included on page 3 of this report. Furthermore, a number of known and unknown factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. Therefore, you are encouraged to read in its entirety the information provided under the caption “Risk Factors” included under Item 1A in Part I of this report for a discussion of risk factors that may negatively impact our expected results, performance, or achievements discussed below.
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
Fourth Quarter and Full Year 2024 Highlights
Fourth Quarter Highlights
•Net interest income increased for the fifth consecutive quarter to $53.1 million for the three months ended December 31, 2024, compared to $46.9 million for the three months ended September 30, 2024. The net interest margin, on a fully taxable equivalent ("FTE") basis1, also expanded for the fifth consecutive quarter, to 2.97% compared with 2.66% for the three months ended September 30, 2024.
•As previously disclosed, the Company completed the repositioning of $332.2 million of available-for-sale securities during the fourth quarter. While the sale resulted in a pre-tax loss of $39.1 million, the Company redeployed the proceeds received into higher-yielding loans and continued to manage down higher cost funding sources.

•Total loans were $4.91 billion at December 31, 2024, up $108.6 million from September 30, 2024 balances. Consistent with the Company's stated growth strategy, the commercial portfolio showed continued organic growth momentum during the quarter, which was offset with planned run-off of lower-yielding indirect auto loans in the consumer loan portfolio. Loans held for sale (“HFS”) increased $65.5 million as a result of the Company’s transfer of its mortgage warehouse loan balances of $64.8 million at December 31, 2024.

•Total deposits declined by $126.4 million during the quarter, to $5.60 billion at period end, with the majority of the decline in time deposits, which declined by $131.5 million. The Company's non-maturity deposit base continued to display strength, growing for the third consecutive quarter, including another quarter of relatively stable non-interest bearing deposit balances and growth in core relationship consumer and commercial portfolios.

•Credit quality remained strong, with annualized net charge offs of 0.05% of average loans during the fourth quarter. Non-performing assets to total assets of 0.35% remains well within expected ranges, with no material change from the prior quarter. Provision for loan losses of $1.2 million reflects increased provision for unfunded commitments and net growth in commercial loans held for investment ("HFI"), partially offset by the elimination of the reserve associated with mortgage warehouse and the reduction of reserve related to the planned runoff of indirect auto in the current quarter, when compared with the prior quarter.

1 Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
•Continued the process for the sale of the mortgage warehouse division during the quarter. Sold the business for a gain, effective January 17th, which will be recognized in Q1 2025 results.

Full Year Highlights
•Net interest income increased to $188.6 million for the year ended December 31, 2024, compared to $175.7 million for the year ended December 31, 2023. The net interest margin, on a fully taxable equivalent ("FTE")1 basis, also expanded to 2.68% compared with 2.54% for the year ended December 31, 2023.
•The increase in FTE net interest margin is mainly a result of the Company's mix shift towards higher yielding commercial loans and away from lower-yielding investment securities, which resulted in the expansion of the yield on interest-earning assets outpacing the increase in the cost of interest-bearing liabilities. The Company experienced an increase in its overall average loan balances of $438.1 million or 10.3%, from $4.2 billion for the year ended December 31, 2023 to $4.7 billion for the year ended December 31, 2024, while average balances of investment securities declined by $470.4 million, or 16.2%, $2.4 billion billion from $2.9 billion in the same period a year ago.
•As discussed above, the Company repositioned the available for sale securities during Q4 2024. The yield of the Company's investment portfolio remained consistent at 2.35% compared to year ended December 31, 2023.
•Total loans were $4.91 billion at December 31, 2024, up $495.6 million from December 31, 2023 balances, or 11% year over year. Growth was led by commercial loans, which grew by $403.2 million during the year, 15%, and residential mortgage, which grew by $129.7 million, or 20%. Consistent with it's previously stated strategic objectives, the indirect auto portfolio declined by $96.0 million, or 24% during the year.
•Credit quality remains strong, with net charge offs of 0.04% of average loans for the year ended December 31, 2024. Non-performing assets to total assets of 0.35% remains well within expected ranges, with no material change from the prior year. The provision for credit losses increased by $2.9 million from prior year. This was mainly due to the 9.7% loan growth experienced during the quarter. Allowance to total loans decreased from 1.13% to 1.07% during the period.
Critical Accounting Estimates
The Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10–K for 2024 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The Company considers these policies to be its critical accounting estimates. Management has identified as critical accounting estimates as the allowance for credit losses, income taxes, and valuation measurements.
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
Income Taxes
The Company is subject to the income tax laws of the U.S. its states and municipalities in which the Company operates. The tax laws are subject to potentially different interpretations by the taxpayer and the applicable taxing authorities. In determining the provision for income taxes, the Company makes judgments about the application of tax laws as well as estimates related to timing of when certain items when affect taxable income . Additionally, in the process of preparing tax returns, the Company’s management makes reasonable interpretations of the tax laws. Management’s interpretations are subject to review during examination by taxing authorities and disputes may arise over the respective tax positions.
Management reviews income tax expense and the carrying value of deferred tax assets quarterly; and as if business events or circumstances warrant. US GAAP prescribes a recognition threshold of more-likely-than-not,

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
Although the Company believes that its tax judgments, estimates, and interpretations are reasonable, actual results could differ and the Company may be exposed to losses or gains that could be material. For example. Company’s effective income tax rate could be materially affected when the Company prevails in matters for which reserves have been established or when the Company is required to pay amounts in excess of reserves.
See Note 16 - Income Taxes to the Consolidated Financial Statements for a further discussion of income taxes.
Valuation Measurements
Valuation methodologies often involve a significant degree of judgment, particularly when there are no observable active markets for the items being valued. Investment securities, mortgage derivatives, and deferred compensation plan assets and associated liabilities are carried at fair value, as defined in FASB ASC 820, which requires key judgments affecting how fair value for such assets and liabilities is determined.
Additionally, from time to time, other assets and liabilities may be recorded at fair value on a nonrecurring basis, such as impaired loans that have been measured based on the fair value of the underlying collateral, loans held-for-sale recorded at the lower of cost or market, other real estate (primarily foreclosed property), and certain other assets and liabilities. Nonrecurring fair value adjustments typically involve write-downs of individual assets or application of lower of cost or fair value accounting.
In addition, the outcomes of valuations have a direct bearing on the carrying amounts of other critical audit estimate, such as the allowance for credit losses and income tax valuation. To determine the values of these assets and liabilities, as well as the extent to which related assets may be impaired, management makes assumptions and estimates related to discount rates, asset returns, prepayment speeds and other factors. The use of different discount rates or other valuation assumptions could produce significantly different results, which could affect Horizon’s results of operations.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Results of Operations
Net Income
Consolidated net income was $35.4 million, or $0.80 per diluted share, in 2024, $28.0 million or $0.64 per diluted share in 2023, and $93.4 million or $2.14 per diluted share in 2022. The increase in net income from the previous year reflects an increase of total interest income of $44.2 million and a decrease in income tax expense of $19.1 million, offset by increases in interest expense of $31.3 million, increases in non-interest expense of $12.6 million, and increase in credit loss expense of $2.9 million.
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
Net interest income was $188.6 million in the year ended December 31, 2024, compared to $175.7 million in the year ended December 31, 2023, driven by strong expansion of the Company's net FTE interest margin1, while average interest earning assets increased by $75.7 million, or 1.04% from the prior year. Horizon’s net FTE interest margin was 2.68% for the year ended December 31, 2024, compared to 2.54% for the year ended December 31, 2023, attributable to the favorable volume and mix shift in average interest earning assets toward higher-yielding loans outpacing the increase in rates on average deposits driven by disciplined pricing strategies on both sides of the balance sheet.

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

	Years Ended
	December 31, 2024			December 31, 2023			December 31, 2022
	Average Balance	Interest	Avg Rate	Average Balance	Interest	Avg Rate	Average Balance	Interest	Avg Rate
Assets
Interest earning assets
Interest-bearing deposits in banks	$187,262	$9,680	5.17%	$95,795	$4,967	5.19%	$75,807	$306	0.40%
Federal Home Loan Bank stock	49,879	5,430	10.89%	33,312	2,250	6.75%	25,899	1,034	3.99%
Investment securities – taxable	1,290,190	24,865	1.93%	1,658,160	32,160	1.94%	1,700,418	32,168	1.89%
Investment securities – non–taxable(1)	1,134,198	32,201	2.84%	1,236,607	35,929	2.91%	1,356,045	36,741	2.71%
Loans receivable(2)(3)(4)	4,682,978	292,485	6.25%	4,244,893	245,594	5.79%	3,845,137	174,184	4.53%
Total interest earning assets(1)	7,344,507	364,661	4.97%	7,268,767	320,900	4.41%	7,003,306	244,433	3.49%
Non–interest earning assets
Cash and due from banks	102,581			102,535			99,885
Allowance for loan losses	(51,282)			(49,774)			(52,606)
Other assets	433,752			548,100			483,330
Total average assets	$7,829,558			$7,869,628			$7,533,915
Liabilities and Stockholders’ Equity
Interest bearing liabilities
Interest-bearing demand deposits	$1,672,181	$27,504	1.64%	$1,749,674	$22,083	1.26%	$1,971,567	$5,460	0.28%
Savings and money market deposits	1,693,394	39,581	2.34%	1,597,732	24,230	1.52%	1,750,544	4,868	0.28%
Time deposits	1,165,349	47,957	4.12%	1,151,182	39,544	3.44%	791,557	7,481	0.95%
Borrowings	1,166,145	42,059	3.61%	1,154,714	39,514	3.42%	696,584	11,938	1.71%
Repurchase agreements	119,605	2,871	2.40%	137,153	2,964	2.16%	141,048	527	0.37%
Subordinated notes	55,651	3,319	5.96%	58,764	3,511	5.97%	58,819	3,522	5.99%
Junior subordinated debentures issued to capital trusts	57,362	4,588	8.00%	57,137	4,715	8.25%	56,899	2,719	4.78%
Total interest bearing liabilities	5,929,687	167,879	2.83%	5,906,356	136,561	2.31%	5,467,018	36,515	0.67%
Non–interest bearing liabilities
Demand deposits	1,085,195			1,181,233			1,332,937
Accrued interest payable and other liabilities	76,883			75,765			50,330
Stockholders’ equity	737,793			706,274			683,630
Total average liabilities and stockholders’ equity	$7,829,558			$7,869,628			$7,533,915
Net FTE interest income (Non-GAAP) and spread (5)		$196,782	2.13%		$184,339	2.10%		$207,918	2.81%
Less FTE adjustments (4)		$8,178			$8,595			$8,400
Net Interest Income		$188,604			$175,744			$199,518
Net FTE interest margin (Non-GAAP) (4)(5)			2.68%			2.54%			2.97%
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
(4) Management believes fully taxable equivalent, or FTE, interest income is useful to investors in evaluating the Company's performance as a comparison of the returns between a tax-free investment and a taxable alternative. The Company adjusts interest income and average rates for tax-exempt loans and securities to an FTE basis utilizing a 21% tax rate.

(5) Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.
(6) Includes dividend income on Federal Home Loan Bank stock

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
The following table illustrates the impact of changes in the volume of interest earning assets and interest bearing liabilities and interest rates on net interest income for the periods indicated. The changes in net income due to changes in both average volume and average interest rate have been allocated to the average volume change or the average interest rate change in proportion to the absolute amounts of the change in each.

	2024 - 2023			2023 - 2022
	Total Change	Change Due to Volume	Change Due To Rate	Total Change	Change Due to Volume	Change Due To Rate
Interest Income
Interest-bearing deposits in banks	$4,713	$4,729	$(16)	$4,661	$102	$4,559
Federal Home Loan Bank stock	3,180	1,426	1,754	1,216	356	860
Investment securities - taxable	(7,295)	(7,093)	(202)	(8)	(809)	801
Investment securities - non-taxable	(3,728)	(2,922)	(806)	(812)	(3,364)	2,552
Loans receivable	46,891	26,485	20,406	71,410	19,478	51,932
Total interest income	43,761	22,625	21,136	76,467	15,763	60,704
Interest Expense
Interest-bearing demand deposits	5,421	(1,016)	6,437	16,623	(682)	17,305
Savings and money market savings deposits	15,351	1,529	13,822	19,362	(461)	19,823
Time deposits	8,413	493	7,920	32,063	4,716	27,347
Borrowings	2,545	394	2,151	27,576	10,962	16,614
Repurchase agreements	(93)	(402)	309	2,437	(15)	2,452
Subordinated notes	(192)	(186)	(6)	(11)	(3)	(8)
Junior subordinated debentures issued to capital trusts	(127)	19	(146)	1,996	11	1,985
Total interest expense	31,318	831	30,487	100,046	14,528	85,518
Net FTE interest income (Non-GAAP)	12,443	21,794	(9,351)	(23,579)	1,235	(24,814)
Less change in FTE adjustments	(417)			195
Net Interest Income	$12,860			$(23,774)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non-Interest Income

	December 31,			2024 - 2023		2023 - 2022
				Change		Change
(Dollars in Thousands)	2024	2023	2022	$	%	$	%

Service charges on deposit accounts	$12,940	$12,227	$11,598	$713	5.8%	$629	5.4%
Wire transfer fees	461	448	595	13	2.9%	(147)	(24.7)%
Interchange fees	13,799	12,861	12,402	938	7.3%	459	3.7%
Fiduciary activities	5,394	5,080	5,381	314	6.2%	(301)	(5.6)%
Gains (losses) on sale of investment securities	(39,140)	(32,052)	—	(7,088)	22.1%	(32,052)	100.0%
Gain on sale of mortgage loans	4,215	4,323	7,165	(108)	(2.5)%	(2,842)	(39.7)%
Mortgage servicing income net of impairment	1,677	2,708	4,800	(1,031)	(38.1)%	(2,092)	(43.6)%
Increase in cash value of bank owned life insurance	1,300	3,709	2,594	(2,409)	(65.0)%	1,115	43.0%
Death benefit on bank owned life insurance	—	—	644	—	—%	(644)	(100.0)%
Other income	2,325	2,694	2,272	(369)	(13.7)%	422	18.6%
Total non-interest income	$2,971	$11,998	$47,451	$(9,027)	(75.2)%	$(35,453)	(74.7)%

Total non-interest income decreased $9.0 million for the year ended December 31, 2024 compared to the same period in 2023. The primary components of the change were as follows:

Loss on sale of investment securities increased by $7.1 million for the year ended December 31, 2024 compared to the same period in 2023. The Company elected to sell certain lower yielding investment securities during Q4 2024.

Cash value of bank owned life insurance decreased $2.4 million for the year ended December 31, 2024, as compared to the same period in 2023. The declines were due to the surrender of several policies during the fourth quarter of 2023.

Mortgage servicing income decreased $1.0 million for the year ended December 31, 2024, as compared to the same periods in 2023. The decrease was primarily driven by higher levels of amortization expense of mortgage servicing rights in the current period.

These decreases were partially offset by increases in service charges on deposit accounts of $713 thousand for the year ended December 31, 2024, as compared to the same period in 2023, primarily as a result of higher transaction-based fee activity in the current period, as well as an increase in interchange fees of $938 thousand for the year ended December 31, 2024 compared to same period in 2023, primarily as a result of increased volumes in debit card activity and reduced merchant processing expenses.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non-Interest Expense

	December 31,			2024 - 2023		2023 - 2022
				Change		Change
(Dollars in Thousands)	2024	2023	2022	$	%	$	%
Non–interest Expense
Salaries and employee benefits	$88,244	$80,809	$80,283	$7,435	9.2%	$526	0.7%
Net occupancy expenses	13,376	13,355	13,323	21	0.2%	32	0.2%
Data processing	10,861	11,626	10,567	(765)	(6.6)%	1,059	10.0%
Professional fees	2,733	2,645	1,843	88	3.3%	802	43.5%
Outside services and consultants	14,564	9,942	10,850	4,622	46.5%	(908)	(8.4)%
Loan expense	4,076	4,980	5,411	(904)	(18.2)%	(431)	(8.0)%
FDIC insurance expense	5,032	3,880	2,558	1,152	29.7%	1,322	51.7%
Core deposit intangible amortization	3,403	3,612	3,702	(209)	(5.8)%	(90)	(2.4)%
Other losses	1,199	1,051	1,046	148	14.1%	5	0.5%
Other expense	15,348	14,384	13,618	964	6.7%	766	5.6%
Total non–interest expense	$158,836	$146,284	$143,201	$12,552	8.6%	$3,083	2.2%

Non-interest expense increased $12.6 million for the year ended December 31, 2024 compared to the same period in 2023, primarily the result of higher expenses related to salaries and employee benefits, outside services and consultants, and FDIC insurance expense, which was partially mitigated by lower loan and data processing expenses.

Salaries and employee benefits expense increased by $7.4 million for the year ended December 31, 2024 when compared to the same period in 2023, partially attributable to ongoing hiring efforts in revenue generating roles in commercial lending, equipment finance and treasury management. In addition, the current period was unfavorably impacted by an expenses related to the termination of legacy benefits and compensation programs and additional performance based compensation expense relative to the prior periods.

Outside services and consultant expense increased by $4.6 million for the year ended December 31, 2024 when compared to the same period in 2023, primarily related to strategic initiatives undertaken during the year.

FDIC insurance expense increased by $1.2 million in the year ended December 31, 2024 compared to the year ago period. The increase in the period related to higher incurred assessment rates.

Other expenses, which includes corporate and other service expenses, increased by $1.0 million for the year ended December 31, 2024 when compared to the same period in 2023.

Loan expense decreased by $904 thousand for the year ended December 31, 2024 when compared to the same period in 2023. This is primarily due to decreases in credit monitoring expenses. This is partially offset by increases in expenses related to repossessed assets.

Data processing expense decreased by $765 thousand for the year ended December 31, 2024 when compared to the same period in 2023. This is primarily a result of reduction in 3rd party vendor expenses, consistent with strategic initiatives undertaken by the Company.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	December 31,	December 31,
	2024	2023
Allowance for Credit Losses on Loans
Balance at beginning of period	$50,029	$50,464
Provision for credit losses on loans	3,854	2,090
Net loan (charge-offs) recoveries:
Commercial	199	(944)
Residential Real estate	28	33
Mortgage warehouse	—	—
Consumer	(2,130)	(1,614)
Total net loan charge-offs	(1,903)	(2,525)
Balance at end of period	$51,980	$50,029

Liability for Unfunded Lending Commitments
Balance at beginning of period	615	403
Provision (reversal) for credit losses on unfunded lending commitments	1,534	212
Balance at end of period	$2,149	$615
Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments	$54,129	$50,644

For the year ended December 31, 2024, the Company recorded credit loss expense of $5.4 million. This compares to a provision for credit losses of $2.5 million for the year ended December 31, 2023. The increase in the provision is primary attributable to the increase in the provision for unfunded commitments and net loan growth experienced in the commercial and real estate portfolio segment.

For the year ended December 31, 2024, the loan portfolio excluding loans held for sale increased by $429.4 million, or 9.7%. The loan growth experienced was mainly attributable to increased focus on the commercial and real estate portfolio segment. The commercial and real estate loan portfolio segments grew by $403.2 million, or 15.1% and $76.7 million, or 10.6%, respectively. The growth is partially offset by the transfer of the mortgage warehouse portfolio to held-for-sale and the runoff of the consumer indirect auto portfolio.

For the year ended, the allowance for credit losses included net charge offs of $1.9 million, or 0.04% of average loans outstanding, compared to net charge-offs of $2.5 million, or 0.05% of average loans outstanding for the year ended December 31, 2023.

The Company’s allowance for credit losses as a percentage of period-end loans HFI was 1.07% at December 31, 2024, compared to 1.13% at December 31, 2023. Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio against various economic backdrops, which periodically change.

The liability for unfunded lending commitments was $2.1 million at December 31, 2024, an increase from $1.5 million. This is primarily attributable to net increases in the volume of unfunded commitments during 2024, and is consistent with the loan growth experienced during the period.

Income Taxes

The Company’s income tax expense for the year ended December 31, 2024 was $(8.08) million compared to an expense of $11.02 million for the year ended December 31, 2023, resulting in effective tax rates of (29.5)% and 28.3%, respectively. The decrease in the effective tax rate during the year was primarily attributable to the reduction of the Company's pre-tax income and release of the previously established valuation allowance in 2024, which

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
resulted in a tax benefit of $5.2 million in the current period, compared with the establishment of the tax valuation allowance and tax expenses related to the termination of bank owned life insurance policies in 2023 that did not recur in 2024. During the fourth quarter of 2024, the Company completed an analysis and determined they qualified to make a specific tax election related to one of their subsidiaries. Pursuant to the election, a method change was filed for income tax purposes with the completion of the 2023 tax returns that resulted in a release of the valuation allowance previously recorded at December 31, 2023 as part of the current year evaluation of the realizability of the deferred tax assets.

	December 31			2024 - 2023 Change		2023 - 2022 Change
For the year ended	2024	2023	2022	$	%	$	%
Income tax expense
Currently payable
Federal	$8,558	$14,980	$9,111	(6,422)	(42.9)%	5,869	64.4%
State	363	(640)	888	1,003	(156.7)%	(1,528)	(172.1)%
Deferred
Federal	(15,528)	(3,393)	2,208	(12,135)	357.6%	(5,601)	(253.7)%
State	(1,472)	71	(31)	(1,543)	(2173.2)%	102	(329.0)%
Total income tax expense	$(8,079)	$11,018	$12,176	(19,097)	(173.3)%	(1,158)	(9.5)%
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 21%	$5,743	$8,190	$22,173	(2,447)	(29.9)%	(13,983)	(63.1)%
Tax exempt interest	(6,427)	(6,777)	(6,623)	350	(5.2)%	(154)	2.3%
Tax exempt BOLI income	(273)	(779)	(746)	506	(65.0)%	(33)	4.4%
Stock compensation	150	(88)	(232)	238	(270.5)%	144	(62.1)%
Revaluation of deferred tax assets	(5,201)	5,201	—	(10,402)	(200.0)%	5,201	—%
Other tax exempt income	—	(371)	(454)	371	(100.0)%	83	(18.3)%
State tax	(1,185)	142	676	(1,327)	(934.5)%	(534)	(79.0)%
Tax credit investments	(1,290)	(2,976)	(2,774)	1,686	(56.7)%	(202)	7.3%
BOLI redemption ordinary income	—	5,316	—	(5,316)	(100.0)%	5,316	—%
BOLI redemption excise	—	2,532	—	(2,532)	(100.0)%	2,532	—%
Nondeductible and other	404	628	156	(224)	(35.7)%	472	302.6%
Actual tax expense	$(8,079)	$11,018	$12,176	(19,097)	(173.3)%	(1,158)	(9.5)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Financial Condition
Horizon’s total assets were $7.8 billion as of December 31, 2024, a decrease of $139.3 million from December 31, 2023. The decrease in total assets was primarily due to a decrease in investment securities of $391.5 million, due to the repositioning of about $325 million of available-for-sale securities in the fourth quarter of 2024, and interest-bearing deposits of $212.4 million, partially offset by an increase in loans, net of allowance for credit losses, of $427.5 million and in loans held for sale of $66.2 million.
Investment Securities
Investment securities carrying values totaled $2.1 billion at December 31, 2024, and consisted of Treasury and federal agency securities of $280.2 million (13.3%); state and municipal securities of $1.3 billion (59.5%); U.S. government agency mortgage backed securities of $364.3 million (17.3%); private labeled mortgage–backed pools of $29.3 million (1.4%); and corporate securities of $177.1 million (8.4%).
As indicated above, 17.3% of the investment portfolio consists of U.S. government agency mortgage backed securities. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage–backed securities have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2024, the mortgage–backed securities in the investment portfolio had an average duration of just over 8 years. Securities that have interest rates above current market rates are purchased at a premium.
Municipal securities are priced by a third party using a pricing grid which estimates prices based on recent sales of similar securities. All municipal securities are investment grade or local non–rated issuers. A credit review is performed annually on the municipal securities portfolio.
At December 31, 2024 and 2023, 11% and 22%, respectively, of investment securities were classified as available for sale. Securities classified as available for sale are carried at their fair value, with both unrealized gains and losses recorded, net of tax, in accumulated other comprehensive income or loss, a component of stockholders’ equity. Net unrealized losses on these securities totaled $48.3 million, which resulted in a balance of $38.2 million, net of tax, included in stockholders’ equity at December 31, 2024. This compared to net unrealized loss on securities which totaled $69.0 million, net of tax, included in stockholders’ equity at December 31, 2023. Based on current market conditions, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period.
The following is a schedule of maturities of each categories of available for sale and held to maturity debt securities and the related weighted–average yield of such securities as of December 31, 2024:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury and federal agencies(1)	$—	—%	$—	—%	$289	2.56%	$1,513	1.89%
State and municipal	—	—%	—	—%	126,127	2.67%	75,706	2.43%
US government agency mortgage-backed securities	—	—%	300	2.99%	—	—%	14,242	2.03%
Private labeled mortgage-backed pools(2)	—	—%	—	—%	—	—%	—	—%
Corporate notes	—	—%	—	—%	15,499	4.09%	—	—%
Total available for sale	—	—%	300	2.99%	141,915	2.83%	91,461	2.36%
Held to maturity
U.S. Treasury and federal agencies(1)	37,483	1.50%	62,144	1.72%	83,668	2.48%	55,836	2.96%
State and municipal	20,822	3.20%	120,632	3.29%	184,022	3.31%	541,230	3.41%
US government agency mortgage-backed securities	1,890	2.49%	39,229	1.66%	85,484	1.91%	168,219	2.15%
Private labeled mortgage-backed pools(2)	—	—%	—		—		25,320	2.65%
Corporate notes	—	—%	95,232	2.82%	45,059	4.28%	—	—%
Total held to maturity	60,195	2.12%	317,237	2.64%	398,233	2.95%	790,605	3.09%
Total investment securities	$60,195	2.12%	$317,537	2.64%	$540,148	2.91%	$882,066	3.01%

(1) Fair value is based on contractual maturity or call date where a call option exists
(2) Maturity based upon final maturity date
The weighted–average interest rates are based on coupon rates for securities purchased at par value an on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Yields on tax-exempt securities have been computed on a tax-equivalent basis using the federal statutory tax rate of 21%.
As a member of the Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of the Federal Home Loan Bank. The investment in common stock is based on a predetermined formula. At December 31, 2024 and 2023, Horizon had investments in the common stock of the Federal Home Loan Bank totaling $53.8 million and $34.5 million, respectively.
At December 31, 2024, Horizon did not maintain a trading account.
For more information about securities, see Note 3 – Securities to the Consolidated Financial Statements at Item 8.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Total Loans, HFI
Total loans held for investment, net of deferred fees/costs, the principal earning asset of the Bank, were $4.8 billion at December 31, 2024. The current level of total loans increased 9.7% from the December 31, 2023, level of $4.4 billion primarily due to an increase in commercial and residential mortgage loans, offset by a decrease in consumer, residential construction and mortgage warehouse loans during the year. The table below provides comparative detail on the loan categories.

	December 31,	December 31,	Dollar	Percent
	2024	2023	Change	Change
Commercial
Owner occupied real estate	$667,165	$640,731	$26,434	4.1%
Non–owner occupied real estate	1,501,456	1,273,838	227,618	17.9%
Residential spec homes	15,611	13,489	2,122	15.7%
Development & spec land	18,627	34,039	(15,412)	(45.3)%
Commercial and industrial	875,297	712,863	162,434	22.8%
Total commercial	3,078,156	2,674,960	403,196	15.1%
Real estate
Residential mortgage	783,961	654,295	129,666	19.8%
Residential construction	18,948	26,841	(7,893)	(29.4)%
Mortgage warehouse	—	45,078	(45,078)	(100.0)%
Total real estate	802,909	726,214	76,695	10.6%
Consumer
Installment	97,190	52,366	44,824	85.6%
Indirect auto	303,901	399,946	(96,045)	(24.0)%
Home equity	564,884	564,144	740	0.1%
Total consumer	965,975	1,016,456	(50,481)	(5.0)%
Total loans HFI	4,847,040	4,417,630	429,410	9.7%
Allowance for loan losses	(51,980)	(50,029)	(1,951)	3.9%
Loans HFI, net	$4,795,060	$4,367,601	$427,459	9.8%
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Changes in the mix of the loans HFI portfolio averages are shown in the following table.

	December 31,	December 31,
	2024	2023
Commercial	$2,811,689	$2,498,453
Real estate	784,043	675,520
Mortgage warehouse	61,219	54,798
Consumer	1,022,619	1,011,166
Total average loans HFI	$4,679,570	$4,239,937
Maturities and Sensitivities of Loans HFI to Changes in Interest Rates
The following table presents the maturity distribution based on payment due dates of our loan portfolio as December 31, 2024. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index as well as a breakdown of floating rate loans.

	Due in One Year or Less	After One, but Within Five Years	After Five, but Within Fifteen Years	After Fifteen Years	Total
Commercial	$439,618	$1,422,575	$1,095,011	$120,952	$3,078,156
Real estate	791	9,349	45,341	747,427	802,908
Consumer	13,029	281,896	178,441	492,610	965,976
Total	$453,438	$1,713,820	$1,318,793	$1,360,989	$4,847,040
Loans with fixed interest rates:
Commercial	$139,217	$918,940	$387,664	$53,610	$1,499,431
Real estate	780	8,690	26,058	487,369	522,897
Consumer	8,619	265,255	168,268	26,540	468,682
Total	$148,616	$1,192,885	$581,990	$567,519	$2,491,010
Loans with variable interest rates:
Commercial	$300,401	$503,636	$707,346	$67,342	$1,578,725
Real estate	11	659	19,283	260,058	280,011
Consumer	4,411	16,640	10,173	466,070	497,294
Total	$304,823	$520,935	$736,802	$793,470	$2,356,030

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Commercial Loans HFI
Commercial loans totaled $3.08 billion, or 63.5% of total loans as of December 31, 2024, compared to $2.67 billion, or 60.6% as of December 31, 2023. The increase during 2024 was due to growth in all types of commercial loans.
Commercial loans consisted of the following types of loans at December 31:

	December 31, 2024			December 31, 2023
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed	284	$74,342	2%	258	$54,806	2.0%
Municipal government	104	126,488	4%	69	101,676	3.8%
Lines of credit	1,512	665,981	22%	1,467	590,943	22.1%
Real estate and equipment	4,767	2,211,345	72%	5,313	1,927,535	72.1%
Total	6,667	$3,078,156	100%	7,107	$2,674,960	100.0%
At December 31, 2024, the commercial loan portfolio held $355.6 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $39.3 million were at their floor at December 31, 2024.
The Bank's commercial loan portfolio consists generally of approximately 28% commercial and industrial loans and approximately 72% commercial real estate loans. Commercial loans are originated in the primary geographic markets of Indiana and Michigan.
Commercial and industrial loans typically are comprised of loans to finance working capital, equipment and titled vehicles. The top five segments with the commercial and industrial portfolio as of December 31, 2024 as a percentage of total commercial loans were finance and insurance; construction; manufacturing; health care and education; and individuals and other services, with the highest concentration in health care and education at approximately 15% of total commercial loans.
Owner occupied real estate loans are comprised of loans secured by the real estate for the business operator's facilities such as their office, warehouse, manufacturing facility or medical offices. The top five segments within the owner occupied real estate portfolio as of December 31, 2024 as a percentage of total commercial loans were health care and education; individuals and other services; real estate rental and leasing; retail trade; and manufacturing with the highest concentration in health care and education at approximately 22% of total commercial loans.
Non–owner occupied real estate loans are categorized as loans reliant on the leasing and/or operation of the underlying real estate for repayment. The top five segments within the non–owner occupied real estate portfolio as of December 31, 2024 as a percentage of total commercial loans were lessor's of multi–family; warehouse and industrial; retail; hospitality; and non–medical offices with the highest concentration in lessor's of multi–family at approximately 19% of total commercial loans.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Residential Real Estate Loans
Residential real estate loans totaled $802.9 million, or 16.6% of total loans as of December 31, 2024, compared to $681.1 million, or 15.4% of total loans as of December 31, 2023. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio. The increase during 2024 was primarily due to jumbo fixed rate loan growth that are held on the balance sheet, as variable rate loans remained flat during the year.
In addition to the customary real estate loans described above, the Bank also had outstanding on December 31, 2024, $470.8 million in revolving home equity lines of credit compared to $478.7 million at December 31, 2023. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credit lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the Loans table above and in Note 4 of the Consolidated Financial Statements at Item 8.
Residential real estate lending is a highly competitive business. As of December 31, 2024, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2024			December 31, 2023
	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$525,682	65.7%	4.94%	$402,038	59.0%	4.06%
Biweekly payment	2	—%	—%	—	—%	—%
Adjustable rate
Monthly payment	274,453	34.3%	5.40%	279,098	41.0%	4.98%
Subtotal	800,137	100.0%	5.10%	681,136	100.0%	4.44%
Loans held for sale (1)	2,772			1,418
Total real estate loans	$802,909			$682,554
(1) Loans held for sale excludes mortgage warehouse loans reclassified during Q4 2024. See Note 1 for more details
In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2024 and 2023, approximately $129.7 million and $142.8 million, respectively, of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately$1.4 billion and $1.5 billion at December 31, 2024 and 2023.
The aggregate fair value of capitalized mortgage servicing rights at December 31, 2024, totaled approximately $19.8 million compared to the carrying value of $18.2 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including loan term, rate type and investor type, were used to stratify the originated mortgage servicing rights.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	December 31,	December 31,	December 31,
	2024	2023	2022
Mortgage servicing rights
Balances, January 1	$18,807	$18,619	$17,780
Servicing rights capitalized	1,359	1,220	3,184
Amortization of servicing rights	(1,971)	(1,032)	(2,345)
Balances, December 31	18,195	18,807	18,619
Impairment allowance
Balances, January 1	—	—	(2,594)
Additions	—	—	—
Reductions	—	—	2,594
Balances, December 31	—	—	—
Mortgage servicing rights, net	$18,195	$18,807	$18,619
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
At December 31, 2024, the mortgage warehouse loan balance was $64.8 million compared to $45.1 million as of December 31, 2023. During the three months ended December 31, 2024, the Company elected to transfer its mortgage warehouse loan portfolio at the lower of unamortized cost or fair market value to loans held for sale from the held for investment loan portfolio. On January 17, 2025, the Company completed the sale of its mortgage warehouse loan portfolio to an unrelated third party.
Consumer Loans
Consumer loans totaled $1.0 billion, or 19.9% of total loans as of December 31, 2024, compared to $1.0 billion, or 23.0% as of December 31, 2023. The decrease during 2024 was due to portfolio runoff within the Company's indirect auto portfolio that more than offset new originations. This decrease was partially offset by increases in the Company's installment portfolio.
Credit Quality
Non-Performing Assets
Non–performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. From time to time, the Bank obtains information which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management's policy to convert the loan from an “earning asset” to a non–accruing loan. Further, it is management's policy to place a commercial loan on non–accrual status when delinquent in excess of 90 days or management has determined that the borrower's ability to continue to make payments is in doubt. The officer responsible for the loan, Executive Vice President and Chief Commercial Banking Officer, Senior Vice President Commercial Credit Officer and the Vice President Senior Commercial Workout Manager review all loans placed on

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
non–accrual status. Management continues to work diligently toward returning non–performing loans to an earning asset basis. The following table represents credit quality within the portfolio for 2024 and 2023:

	(Dollars in Thousands, except Ratios)
	December 31,
	2024	2023
Non-accrual loans
Commercial	5,658	$7,362
Residential Real estate	11,215	8,058
Mortgage warehouse	—	—
Consumer	8,919	4,290
Total non-accrual loans	$25,792	$19,710
90 days and greater delinquent - accruing interest	1,166	559
Total non-performing loans	$26,958	$20,269
Other real estate owned
Commercial	407	$1,124
Residential Real estate	—	182
Mortgage warehouse	—	—
Consumer	17	205
Total other real estate owned	$424	$1,511

Total non-performing assets	$27,382	$21,780

Net charge-offs (recoveries)
Commercial	(199)	944
Residential Real estate	(28)	(33)
Mortgage warehouse	—	—
Consumer	2,130	1,614
Total net charge-offs	$1,903	$2,525

Allowance for credit losses
Commercial	30,953	29,736
Residential Real estate	2,715	2,503
Mortgage warehouse	—	481
Consumer	18,312	17,309
Total allowance for credit losses	$51,980	$50,029

Credit quality ratios
Non-accrual loans to HFI loans	0.53%	0.45%
Non-performing assets to total assets	0.35%	0.27%
Net charge-offs of average total loans	0.04%	0.07%
Allowance for credit losses to non-accrual loans	192.82%	246.83%
Non–performing loans totaled 51.9% and 40.5% of the allowance for credit losses at December 31, 2024 and 2023. respectively. Non–performing loans at December 31, 2024 totaled $27.0 million, an increase from $20.3 million as of December 31, 2023. The level of non–performing loans in 2024 remained consistent when compared to prior years.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–performing loans as a percentage of total loans was 0.56% as of December 31, 2024, an increase from 0.46% as of December 31, 2023.

	Non-Accrual Loans	Percent of Non–Accrual Loans in Each Category to Total Loans	Total Loans
December 31, 2024
Commercial	$5,658	0.18%	$3,078,156
Real estate	11,215	1.40%	802,909
Mortgage warehouse	—	0.00%	—
Consumer	8,919	0.92%	965,975
Total	$25,792	0.53%	$4,847,040
Allowance for credit losses on loans	$51,980
Ratio of allowance for credit losses on loans to non–performing loans	49.62%
December 31, 2023
Commercial	$7,362	0.28%	$2,674,960
Real estate	8,058	1.18%	681,136
Mortgage warehouse	—	0.00%	45,078
Consumer	4,849	0.48%	1,016,456
Total	$20,269	0.46%	$4,417,630
Allowance for credit losses on loans	$50,029
Ratio of allowance for credit losses on loans to non–performing loans	40.51%
Other Real Estate Owned (“OREO”) totaled $0.4 million on December 31, 2024, a decrease of $0.8 million from December 31, 2023. On December 31, 2024, OREO was comprised of two properties, both of which properties were bank owned.
No mortgage warehouse loans were non–performing or OREO as of December 31, 2024 and 2023.
Allowance and Provision for Credit Losses
The table below provides an allocation of the year–end allowance for credit losses on loans by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans	Total Loans	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2024
Commercial	$30,953	63.5%	$3,078,156	1.01%
Real estate	2,715	16.6%	802,909	0.34%
Mortgage warehouse	—	—%	—	—%
Consumer	18,312	19.9%	965,975	1.90%
Total	$51,980	100.0%	$4,847,040	1.07%
December 31, 2023
Commercial	$29,736	60.6%	$2,674,960	1.11%
Real estate	2,503	15.4%	681,136	0.37%
Mortgage warehouse	481	1.0%	45,078	1.07%
Consumer	17,309	23.0%	1,016,456	1.70%
Total	$50,029	100.0%	$4,417,630	1.13%
At December 31, 2024, the allowance for credit losses was $52.0 million, or 1.07% of total loans outstanding, compared to $50.0 million, or 1.13%, at December 31, 2023. During 2024, a provision for credit losses on loans was recorded totaling $5.4 million compared to $2.5 million in 2023.
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
No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for credit losses. Horizon considers the allowance for credit losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2024.
The following table presents information regarding the net charge-offs to average amount of loans outstanding by portfolio segment (dollars in thousands):

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	Net (Charge-offs)/Recoveries	Average Loans Outstanding	Net (Charge-offs)/ Recoveries to Average Loans Outstanding
December 31, 2024
Commercial	$199	2,811,689	0.01%
Real estate	28	784,043	0.00%
Mortgage warehouse	—	61,219	0.00%
Consumer	(2,130)	1,022,619	(0.21)%
Total	$(1,903)	$4,679,570	(0.04)%
December 31, 2023
Commercial	$(944)	2,498,453	(0.04)%
Real estate	33	675,520	0.00%
Mortgage warehouse	—	54,798	0.00%
Consumer	(1,614)	1,011,166	(0.16)%
Total	$(2,525)	$4,239,937	(0.06)%
December 31, 2022
Commercial	$(680)	2,280,553	(0.03)%
Real estate	53	621,163	0.01%
Mortgage warehouse	—	89,409	0.00%
Consumer	(976)	850,667	(0.11)%
Total	$(1,603)	$3,841,792	(0.04)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Deferred Tax

Horizon had a net deferred tax asset totaling $49.9 million as of December 31, 2024 and a net deferred tax asset of $33.5 million as of December 31, 2023. The following table shows the major components of deferred tax:

	December 31,	December 31,
	2024	2023
Assets
Allowance for credit losses	$12,590	$12,546
Net operating loss and tax credits	10,805	9,592
Director and employee benefits	3,334	2,471
Unrealized loss on AFS securities and cash flow hedge	29,355	17,706
Basis in partnership equity investments	1,940	1,322
Capital loss carryover	—	5,201
Fair value adjustment on acquisitions	883	—
Other	2,938	2,856
Total assets	61,845	51,694
Liabilities
Depreciation	(4,061)	(4,512)
State tax	—	(253)
Federal Home Loan Bank stock dividends	(353)	(365)
Difference in basis of intangible assets	(6,553)	(4,545)
Fair value adjustment on acquisitions	—	(2,142)
Other	(1,003)	(1,131)
Total liabilities	(11,970)	(12,948)
Valuation allowance	—	(5,201)
Net deferred tax asset/(liability)	$49,875	$33,545
Deposits
The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $5.6 billion at December 31, 2024, compared to $5.7 billion at December 31, 2023.

Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the
	Years Ended December 31			Years Ended December 31
	2024	2023	2022	2024	2023	2022
Non–interest bearing demand deposits	$1,085,195	$1,181,233	$1,332,937
Interest bearing demand deposits	1,672,181	1,749,674	1,971,567	1.64%	1.26%	0.28%
Savings deposits	755,856	841,644	940,499	0.91%	0.61%	0.13%
Money market	937,538	756,092	810,083	3.49%	2.52%	0.45%
Time deposits	1,165,349	1,151,178	791,519	4.12%	3.44%	0.95%
Total deposits	$5,616,119	$5,679,821	$5,846,605
The $63.7 million decrease in average deposits during 2024 was primarily due to the increase in rates during 2023 creating a competitive deposit environment and management's decision to strategically exit some higher-cost non-

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
relationship accounts, in addition to deposits leaving the banking system for alternative investment options. The transactional accounts average balances, as the lower cost funding sources, decreased $77.9 million and the average balances for higher cost time deposits increased $14.2 million. Horizon continually enhances its interest bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.
As of December 31, 2024 and 2023, approximately $2.5 billion and $2.6 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for Horizon Bank's regulatory reporting requirements. Included in amounts as of December 31, 2024 were $1.0 billion of public deposits insured through the State of Indiana’s Public Deposit Insurance Fund. Deposits that were not insured by the FDIC or State of Indiana's Public Deposit Insurance Fund represented 28% of total deposits as of December 31, 2024.
Certificates and other time deposits for both retail and brokered maturing in years ending December 31, 2024 are as follows:

	Retail	Brokered	Total
2025	$924,549	$99,509	$1,024,058
2026	33,733	15,023	48,756
2027	9,165	—	9,165
2028	2,826	—	2,826
2029	4,329	—	4,329
Thereafter	19	—	19
	$974,621	$114,532	$1,089,153
Certificates of deposit of $250,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2024:

Due in three months or less	$291,732
Due after three months through six months	139,080
Due after six months through one year	82,233
Due after one year	36,316
$549,361
Interest expense on time certificates of $250,000 or more was approximately $22.7 million, $16.7 million and $4.2 million for 2024, 2023 and 2022.
Off–Balance Sheet Arrangements
As of December 31, 2024, Horizon did not have any off–balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off–balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Liquidity & Capital Resources
Capital Resources

Stockholders’ equity is influenced primarily by earnings, dividends, and changes in the unrealized holding gains or losses, net of taxes, on available-for-sale investment securities.

Stockholders’ equity increased $44.8 million, or 6.2%, to $763.6 million as of December 31, 2024 from $718.8 million as of December 31, 2023, due to changes in accumulated other comprehensive loss related to unrealized gains on available-for-sale securities and retention of earnings, which is primarily offset by cash dividend payments on outstanding common stock.

On December 17, 2024, the Company approved a dividend of $0.16 per share, payable on January 17, 2025 to stockholders of record on January 3, 2025.

On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of December 31, 2024, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89. The Company did not repurchase outstanding common shares during 2024.

As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of December 31, 2024 and 2023, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.”

For additional information regarding our capital levels, see “Notes to Consolidated Financial Statements—Regulatory Capital,” included in Part IV, Item 15 of this report.

Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales, cash flows and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the FHLB and the Federal Reserve Bank (“FRB”). At December 31, 2024, Horizon had available approximately $1.7 billion in available credit from the FHLB, FRB Discount Window and various money center banks. The following factors could impact Horizon’s funding needs in the future:
◦Horizon had outstanding borrowings of approximately $1.1 billion with the FHLB and total borrowing capacity with the FHLB of $1.6 billion. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or the FHLB could change collateral requirements, which could lower the Company’s borrowing availability.
◦Horizon had a total of $190.0 million of unused Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.
◦Horizon had a total of $800.8 million of available collateral at the FRB secured by securities. These securities may mature, call, or be sold, which would reduce the available collateral.
◦Horizon had approximately $38.4 million of unpledged investment securities at December 31, 2024.

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
During 2024, cash flows were generated primarily from the proceeds from borrowings totaling $512.8 million, the sales, maturities, and principal repayments of investment securities of $88.4 million. Cash flows were primarily used to purchase investments totaling $0.3 million, to purchase loans totaling $240.0 million, an increase in net loans of $217.1 million, a decrease in deposits of $64.2 million and the repayment of borrowings totaling $563.5 million. The net cash and cash equivalent position decreased by $233.1 million during 2024.
At December 31, 2024, the Bank had $1.0 billion in commitments to extend credit outstanding, excluding interest rate lock commitments for residential mortgage loans intended for sale in the secondary market that meet the definition of a derivative. Time deposits due within one year of December 31, 2024 totaled $1.0 billion, or 94.0% of time deposits. If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2024. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Net Fully-Taxable Equivalent ("FTE") Interest Margin
(Dollars in Thousands, Unaudited)

		December 31,	December 31,	December 31,
		2024	2023	2022
Interest income (GAAP)	(A)	$356,483	$312,305	$236,033
Taxable-equivalent adjustment:
Investment securities - tax exempt (1)		$6,762	$7,545	$7,716
Loan receivable (2)		$1,416	$1,050	$684
FTE Interest income (non-GAAP)	(B)	$364,661	$320,900	$244,433
Interest expense (GAAP)	(C)	$167,879	$136,561	$36,515
Net interest income (GAAP)	(D) =(A) - (C)	$188,604	$175,744	$199,518
Net FTE interest income (non-GAAP)	(E) = (B) - (C)	$196,782	$184,339	$207,918
Average interest earning assets	(F)	7,344,507	7,268,767	7,003,306
Net FTE interest margin (non-GAAP)	(G) = (E) / (F)	2.68%	2.54%	2.97%

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

Non–GAAP Reconciliation of Return on Average Tangible Common Equity
(Dollars in Thousands, Unaudited)
		Year Ended
		December 31,	December 31,	December 31,
		2024	2023	2022
Net income (loss) (GAAP)	(A)	$35,429	$27,981	$93,408

Average stockholders' equity	(B)	$737,793	$706,274	$683,630
Average intangible assets	(C)	167,238	170,745	174,003
Average tangible equity (Non-GAAP)	(D) = (B) - (C)	$570,555	$535,529	$509,627
Return on average tangible common equity ("ROACE") (non-GAAP)	(E) = (A) / (D)	6.21%	5.22%	18.33%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Tangible Common Equity to Tangible Assets
(Dollars in Thousands, Unaudited)
		Year Ended
		December 31,	December 31,	December 31,
		2024	2023	2022
Total stockholders' equity (GAAP)	(A)	$763,582	$718,812	$677,375
Intangible assets (end of period)	(B)	165,434	168,837	172,450
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$598,148	$549,975	$504,925

Total assets (GAAP)	(D)	7,801,146	7,940,485	7,872,518
Intangible assets (end of period)	(B)	165,434	168,837	172,450
Total tangible assets (non-GAAP)	(E) = (D) - (B)	$7,635,712	$7,771,648	$7,700,068

Tangible common equity to tangible assets (Non-GAAP)	(G) = (C) / (E)	7.83%	7.08%	6.56%

Non–GAAP Reconciliation of Tangible Book Value Per Share
(Dollars in Thousands, Unaudited)
		Year Ended
		December 31,	December 31,	December 31,
		2024	2023	2022
Total stockholders' equity (GAAP)	(A)	$763,582	$718,812	$677,375
Intangible assets (end of period)	(B)	165,434	168,837	172,450
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$598,148	$549,975	$504,925
Common shares outstanding	(D)	43,722,086	43,652,063	43,574,151

Tangible book value per common share (non-GAAP)	(E) = (C) / (D)	$13.68	$12.60	$11.59

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company's primary market risk exposure is interest rate risk. The Company's business and the composition of our balance sheet consists of investments in interest earning assets (principally loans and investment securities) which are primarily funded by interest bearing liabilities (deposits and debt). Such financial instruments have varying levels of sensitivity to changes in market interest rates such as the level of interest rates, changes in interest rates, the speed of changes in interest rates, and changes in the volume and composition of interest earning assets and interest-bearing liabilities. Interest rate risk results when, due to different maturity dates and repricing intervals, interest rate indices for interest earning assets fluctuate adversely relative to interest bearing liabilities, thereby creating a risk of decreased net earnings and cash flow.

Although the Company characterizes some of the interest-sensitive assets as securities available-for-sale, such securities are not purchased with the intent to sell in the near term. Rather, such securities may be sold in response to or in anticipation of changes in interest rates and resulting prepayment risk. The Company does not have any trading instruments nor do we classify any portion of the investment portfolio as trading. See “Notes to Consolidated Financial Statements—Summary of Significant Accounting Policies” included in Part IV, Item 15 of this report.
Asset Liability Management
The goal of asset liability management is the prudent control of market risk, liquidity, and capital. Asset liability management is governed by policies, goals, and objectives adopted and reviewed by the Bank’s board of directors. Development of asset liability management strategies and monitoring of interest rate risk are the responsibility of the Asset Liability Committee, or ALCO, which is composed of members of senior management.
Interest Rate Risk
Interest rate risk is the risk of loss of future earnings or long-term value due to changes in interest rates. The Company's primary source of earnings is net interest income, which is affected by the level of interest rates, changes in interest rates, the speed of changes in interest rates, the relationship between rates on interest-bearing assets and liabilities, the impact of interest rate fluctuations on asset prepayments, and the mix of interest-bearing assets and liabilities.

The ability to optimize net interest income is largely dependent upon the achievement of an interest rate spread that can be managed during periods of fluctuating interest rates. Interest sensitivity is a measure of the extent to which net interest income will be affected by market interest rates over a period of time.

Net Interest Income Sensitivity
The Company believes net interest income sensitivity provides the best perspective of how day-to-day decisions affect our interest rate risk profile. Net interest income sensitivity is monitored by utilizing an income simulation model to subject 12- and 24- month net interest income to various rate movements. Simulations modeled quarterly include scenarios where market rates change instantaneously up or down in a parallel or non-parallel manner. Estimates produced by our income simulation model are based on numerous assumptions including, but not limited to: (1) the timing of changes in interest rates, (2) shifts or rotations in the yield curve, (3) repricing characteristics for market rate sensitive instruments, (4) differing sensitivities of financial instruments due to differing underlying rate indices, (5) varying loan prepayment speeds for different interest rate scenarios, (6) the effect of interest rate limitations in our assets, such as caps and floors, and (7) overall growth and repayment rates and product mix of assets and liabilities. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results, but rather to provide insight into our current interest rate exposure and execute appropriate asset/liability management strategies accordingly.

The following table presents the net interest income simulation model’s projected change in net interest income over a one-year horizon due to a change in interest rates. The net interest income simulation assumes parallel shifts in the yield curve and a static balance sheet. The net interest income simulation also uses a “deposit beta” modeling assumption which is an estimate of the change in interest-bearing deposit pricing for a given change in market interest rates. In up-rate scenarios, the deposit beta assumption is 15% with the pricing change occurring in the first month of the net interest income simulation horizon. In down-rate scenarios, the deposit beta assumption is 80% with the pricing change occurring in the first month of the net interest income simulation horizon. Actual changes to

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
deposit pricing may vary significantly from this assumption due to management actions, customer behavior, and market forces, which may have significant impacts to our net interest income. As shown below, the model output would indicate that as of December 31, 2024, the Company's interest-bearing liabilities are projected to reprice at a faster pace than interest-earning assets for the next 100 basis points of declining interest rates.

	December 31, 2024
	$ Change in Net Interest Income	% Change in Net Interest Income
200 basis points rising	$(18,859)	(8.0)%
100 basis points rising	$(9,274)	(3.9)%
100 basis points falling	$5,779	2.5%
200 basis points falling	(1,424)	(0.6)%
The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	December 31 2024	December 31 2023
Assets
Cash and due from banks	$92,300	$112,772
Interest-bearing deposits in banks	201,131	413,528
Federal funds sold	—	215
Total cash and cash equivalents	293,431	526,515
Interest earning time deposits	735	2,205
Investment securities, available for sale	233,677	547,251
Investment securities, held to maturity (fair value of $1,566,268 and $1,668,758)	1,867,690	1,945,638
Loans held for sale	67,597	1,418
Loans, net of allowance for credit losses of $51,980 and $50,029	4,795,060	4,367,601
Premises and equipment, net	93,864	94,583
Federal Home Loan Bank stock	53,826	34,509
Goodwill	155,211	155,211
Other intangible assets	10,223	13,626
Interest receivable	39,747	38,710
Cash value of life insurance	37,450	36,157
Other assets	152,635	177,061
Total assets	$7,801,146	$7,940,485
Liabilities
Deposits
Non–interest bearing	$1,064,818	$1,116,005
Interest bearing	4,535,834	4,548,888
Total deposits	5,600,652	5,664,893
Short and long-term borrowings	1,232,252	1,353,050
Subordinated notes	55,738	55,543
Junior subordinated debentures issued to capital trusts	57,477	57,258
Interest payable	11,137	22,249
Other liabilities	80,308	68,680
Total liabilities	7,037,564	7,221,673
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
44,226,819 and 44,106,174 shares issued at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	363,761	356,400
Retained earnings	436,122	429,021
Accumulated other comprehensive income (loss)	(36,301)	(66,609)
Total stockholders’ equity	763,582	718,812
Total liabilities and stockholders’ equity	$7,801,146	$7,940,485
See notes to consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended December 31
	2024	2023	2022
Interest Income
Interest and fees on loans	$291,069	$244,544	$173,500
Investment securities – taxable	30,295	34,410	33,202
Investment securities – tax exempt	25,439	28,384	29,025
Other	9,680	4,967	306
Total interest income	356,483	312,305	236,033
Interest Expense
Deposits	115,042	85,857	17,809
Short and long-term borrowings	44,930	42,478	12,465
Subordinated notes	3,319	3,511	3,522
Junior subordinated debentures issued to capital trusts	4,588	4,715	2,719
Total interest expense	167,879	136,561	36,515
Net Interest Income	188,604	175,744	199,518
Credit loss expense (recovery)	5,389	2,459	(1,816)
Net Interest Income after Credit Loss Expense (Recovery)	183,215	173,285	201,334
Non–interest Income
Service charges on deposit accounts	12,940	12,227	11,598
Wire transfer fees	461	448	595
Interchange fees	13,799	12,861	12,402
Fiduciary activities	5,394	5,080	5,381
Gains (losses) on sale of investment securities	(39,140)	(32,052)	—
Gain on sale of mortgage loans	4,215	4,323	7,165
Mortgage servicing income, net	1,677	2,708	4,800
Increase in cash value of bank owned life insurance	1,300	3,709	2,594
Death benefit on bank owned life insurance	—	—	644
Other income	2,325	2,694	2,272
Total non–interest income	2,971	11,998	47,451
Non–interest Expense
Salaries and employee benefits	88,244	80,809	80,283
Net occupancy expenses	13,376	13,355	13,323
Data processing	10,861	11,626	10,567
Professional fees	2,733	2,645	1,843
Outside services and consultants	14,564	9,942	10,850
Loan expense	4,076	4,980	5,411
FDIC insurance expense	5,032	3,880	2,558
Core deposit intangible amortization	3,403	3,612	3,702
Other losses	1,199	1,051	1,046
Other expense	15,348	14,384	13,618
Total non–interest expense	158,836	146,284	143,201
Income Before Income Taxes	27,350	38,999	105,584
Income tax (benefit) expense	(8,079)	11,018	12,176
Net Income Available to Common Shareholders	$35,429	$27,981	$93,408
Basic Earnings Per Share	$0.81	$0.64	$2.14
Diluted Earnings Per Share	0.80	0.64	2.14
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollar Amounts in Thousands)

	Year Ended December 31
	2024	2023	2022
Net Income	$35,429	$27,981	$93,408
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	—	(523)	5,649
Reclassification adjustment for swap termination (gains) realized in income	—	(1,453)	—
Income tax effect	—	415	(1,186)
Changes from derivative instruments	—	(1,561)	4,463
Change in securities:
Unrealized gain (loss) for the period on AFS securities	(120)	20,728	(147,345)
Reclassification of securities from available for sale to held to maturity	—	—	(794)
Amortization from transfer of securities from available for sale to held to maturity securities	(657)	(691)	(1,236)
Reclassification adjustment for securities (gains) losses realized in income	39,140	32,052	—
Income tax effect	(8,055)	(10,939)	31,369
Unrealized gains (losses) on securities	30,308	41,150	(118,006)
Other Comprehensive Income (Loss), Net of Tax	30,308	39,589	(113,543)
Comprehensive Income	$65,737	$67,570	$(20,135)
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2022	$—	$—	$352,122	$363,742	$7,345	$723,209
Net income	—	—	—	93,408	—	93,408
Other comprehensive loss, net of tax	—	—	—	—	(113,543)	(113,543)
Amortization of unearned compensation	—	—	2,462	—	—	2,462
Exercise of stock options	—	—	145	—	—	145
Stock option expense	—	—	13	—	—	13
Stock awards vested	—	—	(1,824)	—	—	(1,824)
Repurchase of outstanding common stock	—	—	—	—	—	—
Stock retirement plans	—	—	1,270	—	—	1,270
Cash dividends on common stock ($0.63 per share)	—	—	—	(27,765)	—	(27,765)
Balances, December 31, 2022	$—	$—	$354,188	$429,385	$(106,198)	$677,375
Net income	—	—	—	27,981	—	27,981
Other comprehensive income, net of tax	—	—	—	—	39,589	39,589
Amortization of unearned compensation	—	—	3,586	—	—	3,586
Exercise of stock options	—	—	—	—	—	—
Stock option expense	—	—	—	—	—	—
Net settlement of share awards	—	—	(1,221)	—	—	(1,221)
Stock retirement plans	—	—	(153)	—	—	(153)
Cash dividends on common stock ($0.64 per share)	—	—	—	(28,345)	—	(28,345)
Balances, December 31, 2023	$—	$—	$356,400	$429,021	$(66,609)	$718,812
Net income	—	—	—	35,429	—	35,429
Other comprehensive income, net of tax	—	—	—	—	30,308	30,308
Amortization of unearned compensation	—	—	4,586	—	—	4,586
Net settlement of share awards	—	—	(1,371)	—	—	(1,371)
Stock retirement plans	—	—	4,146	—	—	4,146
Cash dividends on common stock ($0.64 per share)	—	—	—	(28,328)	—	(28,328)
Balances, December 31, 2024	$—	$—	$363,761	$436,122	$(36,301)	$763,582
See notes to consolidated financial statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Year Ended December 31
	2024	2023	2022
Operating Activities
Net income	$35,429	$27,981	$93,408
Items not requiring (providing) cash
Provision for (recovery of) credit losses	5,389	2,459	(1,816)
Depreciation and amortization	10,331	10,938	10,754
Share based compensation	4,586	3,586	2,475
Amortization of mortgage servicing rights	1,971	1,032	2,345
Impairment (recovery) of mortgage servicing rights	—	—	(2,594)
Net amortization of premiums and discounts on securities	8,407	10,069	12,148
Deferred income taxes	(17,000)	(3,322)	2,177
(Gain) loss on sale of investment securities	39,140	32,052	—
Gain on sale of mortgage loans	(4,215)	(4,323)	(7,165)
Proceeds from sales of loans	435,522	145,922	225,928
Loans originated for sale	(499,688)	(138,430)	(215,174)
Gain on cash value life insurance	(1,300)	(3,709)	(2,594)
Gain on other real estate owned	(450)	(300)	(722)
Net change in:
Interest receivable	(1,037)	(3,416)	(9,157)
Interest payable	(11,112)	16,869	3,145
Other assets	(9,698)	13,199	(13,964)
Other liabilities	10,093	(21,671)	(4,814)
Net cash provided by operating activities	6,368	88,936	94,380
Investing Activities
Purchases of securities available for sale	—	(1,525)	(180,198)
Proceeds from sales of securities available for sale	293,138	439,285	—
Proceeds from maturities, calls and principal repayments of securities available for sale	16,712	29,408	69,113
Purchases of securities held to maturity	(312)	(10,141)	(430,457)
Proceeds from maturities of securities held to maturity	71,649	80,201	72,968
Net change in interest earning time deposits	1,470	607	1,970
Purchase of FHLB stock	(19,317)	(7,832)	(2,435)
Redemption of FHLB stock	—	—	198
Purchase of loans	(240,020)	(124,946)	(55,195)
Net change in loans	(217,055)	(140,510)	(448,284)
Proceeds on the sale of OREO and repossessed assets	2,000	2,981	5,263
Premises and equipment expenditures	(5,084)	(7,775)	(6,429)
Purchases of bank owned life insurance	—	—	(50,000)
Proceeds from bank owned life insurance	44,043	69,765	3,554
Net cash received in branch acquisition	—	—	—
Net cash provided by (used in) investing activities	(52,776)	329,518	(1,019,932)
Financing Activities
Net change in deposits	(64,241)	(192,881)	54,783
Proceeds from borrowings	512,759	866,099	1,178,746
Repayment of borrowings	(563,523)	(654,157)	(755,608)
Net change in repurchase agreements	(46,118)	(1,841)	7,072

Net settlement of share awards	(1,371)	(1,221)	(1,824)
Proceeds from sale of SERP shares	4,146	—	—
Exercise of stock options	—	—	145
Repurchase of outstanding stock	—	—	—
Repayment of subordinated notes	—	(3,132)	—
Dividends paid on common stock	(28,328)	(28,311)	(27,765)
Net cash provided by (used in) financing activities	(186,676)	(15,444)	455,549
Net Change in Cash and Cash Equivalents	(233,084)	403,010	(470,003)
Cash and Cash Equivalents, Beginning of Period	526,515	123,505	593,508
Cash and Cash Equivalents, End of Period	$293,431	$526,515	$123,505
Additional Supplemental Information
Interest paid	$178,891	$119,692	$33,370
Income taxes paid	10,710	2,137	802
Transfer of loans to other real estate and repossessed assets	2,690	3,299	2,009
Transfer of loans held for investment to loans held for sale	87,638
Transfer of premises to other real estate	—	—	1,479
Transfer of available for sale securities to held to maturity securities	—	—	120,881
Redemption of cash value of life insurance, not settled	—	43,962	—
Cash dividends declared, not paid	7,081	7,156	7,122
Qualified affordable housing investments obtained in exchange for funding commitments	—	14,491	—
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
Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaling $25.6 million and $23.7 million at December 31, 2024 and 2023 was excluded from the Allowance for Credit Losses (“ACL”) calculation and was reported in accrued interest receivable on the consolidated balance sheet. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the effective yield method without anticipating prepayments.
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
The Company charges off 1–4 family residential and consumer loans, or portions thereof, when the Company reasonably determines the amount of the loss. The Company adheres to timeframes established by applicable regulatory guidance which provides for the charge–down or specific allocation of family first and junior lien mortgages to the net realizable value less costs to sell when the value is known but no later than when a loan is 180 days past due. Pursuant to such guidelines, the Company also charge off unsecured open–end loans when the loan is contractually 90 days past due. Loans at these respective delinquency thresholds for which the Company can clearly document that the loan is both well–secured and in the process of collection, such that collection in full will occur regardless of delinquency status, are not charged off.
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
Modifications for Borrowers Experiencing Financial Difficulty - The Company may renegotiate the terms of existing loans for a variety of reasons. When refinancing or restructuring a loan, the Company evaluates whether the borrower is experiencing financial difficulty. In making this determination, the Company considers whether the borrower is currently in default on any of its debt. In addition, the Company evaluates whether it is probable that the borrower would be in payment default on any of its debt in the foreseeable future without the modification and if the borrower (without the current modification) could obtain equivalent financing from another creditor at a market rate for similar debt. Modifications of loans to borrowers in these situations may indicate that the borrower is facing financial difficulty
Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. For disclosure purposes, an other-than-insignificant payment delay represents a deferral of payments of greater than 3 months within a 12 month period.
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
Loans Held for Sale — Loans held for sale generally consist of mortgage loans originated and intended for sale in the secondary market and are carried at the lower of cost or fair value. Net unrealized losses, if any, are recognized through a valuation allowance by charges to non–interest income. Gains and losses on loan sales are recorded in non–interest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in non–interest income upon sale of the loan.
During the three months ended December 31, 2024, the Company elected to transfer its mortgage warehouse loan portfolio at the lower of unamortized cost or fair market value to loans held for sale from the held for investment loan portfolio. At December 31, 2024, loans held for sale consisted of mortgage loans originated for sale with a carrying value of $2.8 million and the mortgage warehouse loan portfolio with a carrying value of $64.8 million. The change in classification resulted in a reversal of $0.9 million in the allowance for credit losses for the year ended December 31, 2024. On January 17, 2025, the Company completed the sale of its mortgage warehouse loan portfolio to an unrelated third party.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in Indiana and Michigan. Commercial loans make up approximately 64% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 17% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 20% of the loan portfolio and are primarily secured by consumer assets.
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
For periods beyond the reasonable and supportable forecast period, management applies a reversion method to estimate expected credit losses. The reversion method involves gradually reverting to historical loss experience over a specified period. Typically, the Company used a straight-line reversion method over a four-quarter period. Subsequent to the four quarter reversion period, the historical loss rate is applied to the remaining life of the loan.
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
Premises and Equipment — Land is carried at cost. Premises and equipment are stated at cost, net of accumulated depreciation and amortization. Buildings and major improvements are capitalized and depreciated using primarily the straight-line method with useful lives ranging from 3 to 40 years. Furniture and equipment are capitalized and depreciated using primarily the straight-line method with useful lives ranging from 2 to 20 years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on disposition are included in current operations.
Repossessed Assets - Repossessed assets consist of property that has been repossessed and is comprised of commercial and residential real estate and other non-real estate property, including auto and recreational and marine vehicles. The assets are initially recorded at fair value less estimated selling costs, establishing a new cost basis. Initial valuation adjustments are charged to the allowance for credit losses. Fair values are estimated primarily based on appraisals, third-party price opinions, or internally developed pricing models. After initial

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
recognition, fair value estimates are updated periodically. Declines in fair value below cost are recognized through valuation allowances which may be reversed when supported by future increases in fair value. These valuation adjustments, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense. Repossessed assets are included in other assets on the consolidated balance sheet.
Federal Reserve and Federal Home Loan Bank of Indianapolis (FHLBI) Stock — The stock is a required investment for institutions that are members of the Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) systems. The required investment in the common stock is based on a predetermined formula.
Partnership Investments — The Company invests in partnerships that generate qualified affordable housing and solar tax credits. The Company has elected to account for partnership investments in qualified affordable housing using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized to income tax expense in proportion to the tax credits and other tax benefits received. This net investment performance is recognized in the income statement as a component of income tax expense. The Company accounts for qualifying investment tax credits using the proportional amortization method and all others under the deferral method. The investment in the limited partnerships totaling $24.9 million and $27.2 million at December 31, 2024 and 2023, respectively is included in other assets in the consolidated balance sheets. The Company investments in qualified affordable housing tax credits and had funding commitments of $14.9 million at December 31, 2024. There has not been any significant amortization or tax credits recorded related to the qualified affordable housing tax credits at December 31, 2024.
Mortgage Servicing Rights — Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets and included in other assets on the balance sheet. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income. The amortized assets are assessed for impairment or increased obligation based on fair value at each reporting date.
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
Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as loan term, rate type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Changes in valuation allowances are reported with mortgage servicing income net of impairment on the income statement. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.
Servicing fee income, which is reported on the income statement as mortgage servicing income, net, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.7 million, $2.7 million and $4.8 million for the years ended December 31, 2024, 2023, and 2022, respectively. Late fees and ancillary fees related to loan servicing were not material.
Goodwill and Intangible Assets — Goodwill is tested annually for impairment or more frequently should potential triggering events be identified that may indicate potential impairment. At December 31, 2024, Horizon had core deposit intangibles of $10.2 million subject to amortization and $155.2 million of goodwill, which is not subject to

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. A large majority of the goodwill relates to the acquisitions of Heartland, Summit, Peoples, Kosciusko, LaPorte, Lafayette, Wolverine and Salin.
Advertising Costs — Advertising costs are expensed as incurred and included in non-interest expenses in the Consolidated Statement of Income. For the year ended December 31, 2024, 2023, and 2023, the Company incurred advertising costs of $1.2 million, $1.2 million, and $0.9 million, respectively.
Bank Owned Life Insurance (“BOLI”) – BOLI has been purchased on certain employees and directors of the Company. The Company records the life insurance at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.
Securities Purchased Under Agreements to Resell, Securities Sold Under Agreements to Repurchase and Other Secured Borrowings — The Company purchases certain securities, generally U.S. government–sponsored entity and agency securities, under agreements to resell. The amounts advanced under these agreements represent short–term secured loans and are reflected as assets in the accompanying consolidated balance sheets. We also sell certain securities under agreements to repurchase. These agreements are treated as collateralized financing transactions. These and other secured borrowings such as loans sold not qualifying for sale accounting treatment, are reflected as liabilities in the accompanying consolidated balance sheets and are recorded at the amount of cash received in connection with the transaction. Short–term securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Securities, generally U.S. government agency securities, pledged as collateral under these financing arrangements can be re–pledged by the secured party. Additional collateral may be required based on the fair value of the underlying securities.
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

	Years Ended December 31
	2024	2023	2022
Basic earnings per share
Net income	$35,429	$27,981	$93,408
Weighted average common shares outstanding	43,702,314	43,630,160	43,568,823
Basic earnings per share	$0.81	$0.64	$2.14
Diluted earnings per share
Net income available to common shareholders	$35,429	$27,981	$93,408
Weighted average common shares outstanding	43,702,314	43,630,160	43,568,823
Effect of dilutive securities:
Restricted stock	359,704	208,827	92,381
Stock options	2,472	4,893	37,911
Weighted average common shares outstanding	44,064,490	43,843,880	43,699,115
Diluted earnings per share	$0.80	$0.64	$2.14
There were 85,512, 226,028 and 319,760 shares for the years ended December 31, 2024, 2023 and 2022, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of December 31, 2024, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
Consolidated Statements of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents are defined to include cash and due from banks, money market investments and federal funds sold with maturities of one day or less. Horizon reports net cash flows for customer loan transactions, deposit transactions, short–term investments and short-term borrowings.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Share–Based Compensation — At December 31, 2024, Horizon had share–based compensation plans, which are described more fully in Note 20. All share–based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $4.6 million, $3.6 million, and $2.5 million in compensation expense relating to vesting of stock options and restricted stock awards less estimated forfeitures for the year ended December 31, 2024, 2023 and 2022, respectively. The Company recognizes forfeitures as a reduction to expense only when they have occurred.
Derivative Financial Instruments — The Company occasionally enters into derivative financial instruments as part of its interest rate risk management strategies. These derivative financial instruments consist primarily of interest rate swaps. All derivative instruments are recorded on the Consolidated Balance Sheets, as either an asset or liability, at their fair value. The accounting for the gain or loss resulting from the change in fair value depends on the intended use of the derivative. For a derivative used to hedge changes in fair value of a recognized asset or liability, or an unrecognized firm commitment, the gain or loss on the derivative will be recognized in earnings together with the offsetting loss or gain on the hedged item. This results in an earnings impact only to the extent that the hedge is ineffective in achieving offsetting changes in fair value. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued and the adjustment to fair value of the derivative instrument is recorded in earnings. For a derivative used to hedge changes in cash flows associated with forecasted transactions, the gain or loss of the effective portion of the derivative will be deferred, and reported as accumulated other comprehensive income, a component of stockholders’ equity, until such time the hedged transaction affects earnings. For derivative instruments not accounted for as hedges, changes in fair value are recognized in non–interest income or non–interest expense. See Note 21 - Derivative Financial Instruments.
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
Segments — The Company has identified one reporting unit and one operating segment, community banking, which encompasses commercial and consumer banking services to serve a similar base of clients utilizing company-wide offerings of similar products and services managed through similar processes and platforms offered to individuals, businesses, municipalities and other entities. See Note 26 - Segment Reporting for more details.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Revision of Previously Issued Financial Statements
In connection with the preparation of its financial statements for the second quarter of 2024, management corrected a prior computation of the Company’s total capital (to risk-weighted assets), Tier 1 capital (to risk-weighted assets), and Tier 1 capital (to average assets) ratios for purposes of the Company’s consolidated financial statements for holding companies filed with the Federal Reserve (the “Regulatory Filings”), which involved an incorrect classification of the Company’s subordinated notes as Tier 1 capital. This incorrect classification affected the Company's regulatory capital disclosures in certain prior period filings with the SEC, as those disclosures were sourced from the Regulatory Filings. The Company evaluated the effects of the incorrect classification to its previously filed Regulatory Filings and previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon qualitative and quantitative factors, determined the errors were not material to the previously filed Regulatory Filings or the previously issued financial statements and disclosures included in our Annual Reports on Form 10-K for the years ended December 31, 2020, 2021, 2022 and 2023, or for any of the quarterly reports included therein or through our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024. The Company has amended its Regulatory Filings for the periods ended March 31, 2024 and December 31, 2023 to reclassify the subordinated notes balance from Tier 1 capital into Tier 2 capital. The correction of the classification had no effect on the Company’s consolidated financial statements and related disclosures or the amounts or disclosure of the regulatory capital ratios of the Bank as included in its call reports. The Company continues to exceed regulatory proxy ratios to be considered “well capitalized”, plus the capital conservation buffer, at December 31, 2024
We evaluated the aggregate effects of this error to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the error was not material to the previously issued financial statements and disclosures included in our Annual Report on Form 10–K for the year ended December 31, 2023.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Adoption of New Accounting Standards
ASU 2023–02, "Investments Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method" ("ASU 2023-02") allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This guidance is effective for public business entities for fiscal years including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted in any interim period. ASU 2023-02 was adopted as of January 1, 2024 without a material impact to the Company's financial
ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” ("ASU 2023-07") expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. These amendments should be applied retrospectively. ASU 2023-07 was adopted as January 1, 2024. See Note 26 - Segment Reporting for more details.
Accounting Guidance Issued But Not Yet Adopted
ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09") requires additional annual disclosures including further disaggregation of information in the rate reconciliation, additional information for reconciling items meeting a quantitative threshold, further disaggregation of income taxes paid and other required disclosures. ASU 2023-09 is effective for the Company in the annual period beginning on January 1, 2025 and applied on a prospective basis with both early adoption and retrospective application permitted. ASU 2023-09 is not expected to have a significant impact on our financial statements.
ASU 2024-01 “Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards” (“ASU 2024-01”) clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the “Scope” and “Scope Exceptions” sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods, and is not expected to have a significant impact on our financial statements.
ASU 2024-03 "Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03") requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for the Company, on a prospective basis, for annual periods beginning in 2027, and interim periods within fiscal years beginning in 2028, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our financial statements.
ASU 2024-04 “Debt - Debt with Conversion and Other Options (Subtopic 470-20)” (“ASU 2024-04”) clarifies wither the settlement of convertible debt, including debt containing cash conversion features at terms that are different from the terms included in the existing debt instrument, should be accounted for as an induced conversion or a debt extinguishment. ASU 2024-04 is effective for public business entities January 1, 2025 and is not expected to have a significant impact on our financial statements.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 2 – Cash Equivalents
The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2024 and 2023, cash equivalents consisted primarily of money market accounts with brokers and certificates of deposit.
The Federal Reserve Act requires that the banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. At December 31, 2024, the Company’s cash accounts exceeded federally insured limits by approximately $248.7 million. Approximately $195.5 million of this amount was held by either the Federal Reserve Bank or the Federal Home Loan Bank of Indianapolis, which is not federally insured.

Note 3 – Securities
The fair value of securities is as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$2,258	—	$(457)	$1,801
State and municipal	243,521	—	(41,687)	201,834
U.S. government agency mortgage-backed securities	17,984	—	(3,441)	14,543
Private labeled mortgage–backed pools	—	—	—	—
Corporate notes	18,259	—	(2,760)	15,499
Total available for sale investment securities	$282,022	$—	$(48,345)	$233,677

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity
U.S. Treasury and federal agencies	$278,383	$—	$(39,253)	$239,130
State and municipal	1,048,862	958	(183,114)	$866,706
U.S. government agency mortgage-backed securities	349,726	—	(54,904)	294,822
Private labeled mortgage–backed pools	29,278	—	(3,958)	$25,320
Corporate notes	161,599	—	(21,309)	$140,290
Total held to maturity investment securities	$1,867,848	$958	$(302,538)	$1,566,268
Less: Allowance for credit losses	(158)
Held to maturity securities, net of allowance for credit losses	$1,867,690

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury and federal agencies	$72,938	$—	$(8,561)	$64,377
State and municipal	353,299	—	(49,269)	304,030
U.S. government agency mortgage-backed securities	165,061	—	(24,184)	140,877
Corporate notes	43,317	455	(5,805)	37,967
Total available for sale investment securities	$634,615	$455	$(87,819)	$547,251

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity
U.S. Treasury and federal agencies	$287,259	$—	$(41,299)	$245,960
State and municipal	1,088,499	1,185	(150,323)	939,361
U.S. government agency mortgage-backed securities	374,974	—	(56,467)	318,507
Private labeled mortgage–backed pools	32,329	—	(4,595)	27,734
Corporate notes	162,734	—	(25,538)	137,196
Total held to maturity investment securities	$1,945,795	$1,185	$(278,222)	$1,668,758
Less: Allowance for credit losses	(157)
Held to maturity securities, net of allowance for credit losses	$1,945,638

The amortized cost and fair value of securities available for sale and held to maturity at December 31, 2024 and December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$—	$—	$5,505	$5,408
One to five years	—	—	100,301	89,650
Five to ten years	173,533	141,915	167,764	141,203
After ten years	90,505	77,219	195,984	170,113
	264,038	219,134	469,554	406,374
U.S. government agency mortgage-backed securities	17,984	14,543	165,061	140,877
Total available for sale investment securities	$282,022	$233,677	$634,615	$547,251
Held to maturity
Within one year	$59,129	$58,304	$33,483	$33,169
One to five years	298,362	278,007	225,957	216,354
Five to ten years	366,493	312,748	350,843	304,067
After ten years	764,860	597,067	928,209	768,927
	1,488,844	1,246,126	1,538,492	1,322,517
U.S. government agency mortgage-backed securities	349,726	294,822	374,974	318,507
Private labeled mortgage–backed pools	29,278	25,320	32,329	27,734
Total held to maturity investment securities	$1,867,848	$1,566,268	$1,945,795	$1,668,758

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following tables show the gross unrealized losses and the fair value of the Company’s available for sale investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury and federal agencies	$—	$—	$1,801	$(457)	$1,801	$(457)
State and municipal	—	—	201,834	(41,687)	201,834	(41,687)
U.S. government agency mortgage-backed securities	—	—	14,543	(3,441)	14,543	(3,441)
Corporate notes	—	—	15,499	(2,760)	15,499	(2,760)
Total available for sale investment securities	$—	$—	$233,677	$(48,345)	$233,677	$(48,345)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury and federal agencies	$—	$—	$64,377	$(8,561)	$64,377	$(8,561)
State and municipal	2,387	(236)	301,643	(49,033)	304,030	(49,269)
U.S. government agency mortgage-backed securities	—	—	140,869	(24,184)	140,869	(24,184)
Corporate notes	—	—	36,359	(5,805)	36,359	(5,805)
Total available for sale investment securities	$2,387	$(236)	$543,248	$(87,583)	$545,635	$(87,819)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of December 31, 2024 and 2023, the Company had 2,115 and 2,290 securities, respectively, with market values below their cost basis. The total fair value of these investments at December 31, 2024 and 2023 was $1.8 billion and $2.1 billion, which is approximately 86% and 85%, respectively, of the Company's available for sale and held to maturity securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.
No allowance for credit losses for available for sale debt securities was needed at December 31, 2024 and December 31, 2023.
The allowance for credit losses for held to maturity securities is a contra asset valuation account that is deducted from the carrying amount of held to maturity securities to present the net amount expected to be collected. Held to maturity securities are charged off against the allowance for credit loss when deemed uncollectible. Adjustments to the allowance for credit loss are reported in our Consolidated Statements of Income in credit loss expense. We measure expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Government–sponsored treasuries, agency and mortgage–backed securities, all these securities are issued by a U.S. government–sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and municipal, private label mortgage–backed and corporate note held to maturity securities, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. As of December 31, 2024, there were no past due principal and interest payments associated with these securities. An allowance for credit loss of $158 thousand and $157 thousand was recorded on these securities based on applying the long–term historical rating agency credit loss rate for similarly rated securities at December 31, 2024 and December 31, 2023.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. The Company applies ratings derived from Nationally Recognized Statistical Rating Organizations ("NRSRO"), specifically Moody's and Standard & Poor's. For state and municipal securities where no rating is available from the NRSROs, a consistent internally-assigned rating methodology is applied. The amortized cost of these securities in the following tables subject to this methodology totaled $125.0 million as of December 31, 2024, and $143.7 million as of December 31, 2023.
The following table summarizes credit ratings of our held-to-maturity securities at amortized cost for the periods indicated:

December 31, 2024	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury and federal agencies	—	278,383	—	—	—	—	278,383
State and municipal	273,629	698,428	66,079	10,726	—	—	1,048,862
U.S. government agency mortgage-backed securities	349,726	—	—	—	—	—	349,726
Private labeled mortgage-backed pools	29,278	—	—	—	—	—	29,278
Corporate notes	—	6,176	11,549	75,603	4,543	63,728	161,599
Total	652,633	982,987	77,628	86,329	4,543	63,728	1,867,848

December 31, 2023	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury and federal agencies	—	287,259	—	—	—	—	287,259
State and municipal	285,748	730,907	69,658	2,186	—	—	1,088,499
U.S. government agency mortgage-backed securities	374,974	—	—	—	—	—	374,974
Private labeled mortgage-backed pools	32,329	—	—	—	—	—	32,329
Corporate notes	—	4,260	11,831	78,197	4,556	63,890	162,734
Total	693,051	1,022,426	81,489	80,383	4,556	63,890	1,945,795
The following table details activity in the allowance for credit losses on held-to-maturity securities for the year ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Beginning balance	$157	$257
Credit loss expense (benefit)	1	(100)
Ending balance	$158	$157
Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $12.7 million and $14.7 million at December 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Based on an evaluation of available evidence, management believes the unrealized losses on available for sale state and municipal securities, private labeled mortgage–backed pools and corporate notes were due to changes in interest rates. Due to the contractual terms, the issuers of state and municipal securities are not allowed to settle for less than the amortized cost of the security. In addition, the Company does not intend to sell these securities prior to the recovery of the amortized cost, which may not occur until maturity. No allowance for credit losses was recognized for available for sale debt securities at December 31, 2024 and December 31, 2023.
Information regarding security proceeds, gross gains and gross losses are presented below.

	Year Ended December 31
	2024	2023	2022
Sales of securities available for sale
Proceeds	$293,138	$439,285	$—
Gross gains	6	215	—
Gross losses	(39,145)	(32,267)	—
The tax benefit of the proceeds from the sale of securities available for sale was $8.2 million, $6.7 million and $0 for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company pledges securities related to borrowings capacity at the Federal Reserve and Federal Home Loan Bank. The following table represents the fair value and amortized costs of these pledged securities.

	December 31, 2024		December 31, 2023
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Pledge securities for borrowing availability at the Federal Reserve	$851,384	$1,032,916	$1,441,920	$1,682,935
Pledge securities for FHLB borrowings	$279,136	$333,613	$—	$—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 4 – Loans
The table below identifies the Company's loan portfolio segments and classes.

Portfolio Segment	Class of Financing Receivable
Commercial	Owner occupied real estate
Non-owner occupied real estate
Residential spec homes
Development & spec land
Commercial and industrial
Residential real estate	Residential mortgage
Residential construction
Mortgage warehouse	Mortgage warehouse
Consumer	Installment
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
The following table presents total outstanding loans held of investment by portfolio class, as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Commercial
Owner occupied real estate	$667,165	$640,731
Non–owner occupied real estate	1,501,456	1,273,838
Residential spec homes	15,611	13,489
Development & spec land	18,627	34,039
Commercial & industrial	875,297	712,863
Total commercial	3,078,156	2,674,960
Real estate
Residential mortgage	783,961	654,295
Residential construction	18,948	26,841
Mortgage warehouse	—	45,078
Total residential real estate	802,909	726,214
Consumer
Installment	97,190	52,366
Indirect auto	303,901	399,946
Home equity	564,884	564,144
Total consumer	965,975	1,016,456
Total loans held for investment	4,847,040	4,417,630
Allowance for credit losses	(51,980)	(50,029)
Loans held for investment, net	$4,795,060	$4,367,601
Total loans include net unearned discounts and deferred loan costs of $14.9 million and $21.9 million at December 31, 2024 and 2023, respectively.

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
Non–performing Loans
The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at December 31, 2024:

	December 31, 2024
	Total Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$2,448	$—	$1,419
Non–owner occupied real estate	444	—	444
Residential spec homes	—	—	—
Development & spec land	534	—	534
Commercial and industrial	2,232	—	1,239
Total commercial	5,658	—	3,636
Real estate
Residential mortgage	11,215	—	—
Residential construction	—	—	—
Mortgage warehouse	—	—	—
Total real estate	11,215	—	—
Consumer
Installment	338	128	—
Indirect auto	1,542	358	—
Home equity	7,039	680	—
Total consumer	8,919	1,166	—
Total	$25,792	$1,166	$3,636

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents non–accrual loans, loans past due over 90 days still on accrual by class of loan at December 31, 2023:

	December 31, 2023
	Total Non–accrual	Loans Past Due Over 90 Days Still Accruing	Non–performing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$2,636	$—	$1,789
Non–owner occupied real estate	3,485	—	1,242
Residential spec homes	—	—	—
Development & spec land	617	—	617
Commercial and industrial	624	—	20
Total commercial	7,362	—	3,668
Real estate
Residential mortgage	8,058	—	—
Residential construction	—	—	—
Mortgage warehouse	—	—	—
Total real estate	8,058	—	—
Consumer
Installment	88	—	—
Indirect auto	899	299	—
Home equity	3,303	260	—
Total consumer	4,290	559	—
Total	$19,710	$559	$3,668

There was no interest income recognized on non–accrual loans during the years ended December 31, 2024 or 2023 while the loans were in non–accrual status.
The amount of accrued interest receivable written off by the Company by reversing interest income was not material for the year ended December 31, 2024 and 2023, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents the payment status by class of loan at December 31, 2024:

	December 31, 2024
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$665,875	$1,195	$—	$95	$1,290	$667,165
Non–owner occupied real estate	1,500,229	931	—	296	1,227	1,501,456
Residential spec homes	15,611	—	—	—	—	15,611
Development & spec land	18,627	—	—	—	—	18,627
Commercial and industrial	872,893	2,155	70	179	2,404	875,297
Total commercial	3,073,235	4,281	70	570	4,921	3,078,156
Real estate
Residential mortgage	773,214	—	4,163	6,584	10,747	783,961
Residential construction	18,948	—	—	—	—	18,948
Mortgage warehouse	—	—	—	—	—	—
Total real estate	792,162	—	4,163	6,584	10,747	802,909
Consumer
Installment	95,337	1,325	181	347	1,853	97,190
Indirect auto	298,048	4,179	806	868	5,853	303,901
Home equity	551,483	7,143	1,537	4,721	13,401	564,884
Total consumer	944,868	12,647	2,524	5,936	21,107	965,975
Total	$4,810,265	$16,928	$6,757	$13,090	$36,775	$4,847,040

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents the payment status by class of loan at December 31, 2023:

	December 31, 2023
	Current	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total
Commercial
Owner occupied real estate	$638,389	$2,342	$—	$—	$2,342	$640,731
Non–owner occupied real estate	1,273,791	—	—	47	47	$1,273,838
Residential spec homes	13,489	—	—	—	—	$13,489
Development & spec land	33,036	—	1,003	—	1,003	$34,039
Commercial and industrial	710,567	1,659	54	583	2,296	$712,863
Total commercial	2,669,272	4,001	1,057	630	5,688	2,674,960
Real estate
Residential mortgage	646,984	2,823	2,353	2,135	7,311	$654,295
Residential construction	26,841	—	—	—	—	$26,841
Mortgage warehouse	45,078	—	—	—	—	$45,078
Total real estate	718,903	2,823	2,353	2,135	7,311	$726,214
Consumer
Installment	52,001	304	10	51	365	$52,366
Indirect auto	393,615	4,958	736	637	6,331	$399,946
Home equity	558,062	3,748	1,217	1,117	6,082	$564,144
Total consumer	1,003,678	9,010	1,963	1,805	12,778	1,016,456
Total	$4,391,853	$15,834	$5,373	$4,570	$25,777	$4,417,630
The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Modified Loans
The following tables detail the amortized cost as of December 31, 2024 and 2023, respectively, of loans that were modified to borrowers experiencing financial difficulty during the year ended:

	December 31, 2024
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Multiple[1]	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$2,038	$—	$651	$2,418	$—	$5,107	0.77%
Non–owner occupied real estate	—	—	—	—	—	—	—%
Commercial and industrial	3,448	—	740	236	—	4,424	0.51%
Total	$5,486	$—	$1,391	$2,654	$—	$9,531	0.20%
[1] Multiple modifications represents modifications to borrowers in the form of term extensions and other-than-insignificant payment deferrals.

	December 31, 2023
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Multiple[1]	Total	% of Loans Held for Investment
Commercial
Owner occupied real estate	$3,717	$—	$—	$—	$—	$3,717	0.58%
Non–owner occupied real estate	—	—	—	—	—	—	—%
Commercial and industrial	1,953	—	—	562	131	2,646	0.37%
Total	$5,670	$—	$—	$562	$131	$6,363	0.13%
[1] Multiple modifications represents modifications to borrowers in the form of term extensions and other-than-insignificant payment deferrals.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following tables summarize the financial impacts of loan modifications and payment deferrals, as applicable, during the year ended December 31, 2024 and 2023, respectively.

	December 31, 2024
	Weighted Average Term Extension (In Months)	Weighted Average Interest Rate Reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	6	—%	5	Weighted average term extension of 60 months & Weighted average interest rate reduction of 1.04%
Non-owner occupied real estate	—	—	—	—
Commercial and industrial	29	—	6	Weighted average term extension of 21 months & Weighted average interest rate reduction of 2.25%

	December 31, 2023
	Weighted Average Term Extension (In Months)	Weighted Average Interest Rate Reduction (Int Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)	Multiple[1]
Commercial
Owner occupied real estate	12	—%	—	—
Non-owner occupied real estate	—	—	—	—
Commercial and industrial	23	—	—	Weighted average term extension of 105 months & Weighted average interest rate reduction of 1.22%	Weighted average term extension of 32 months & Weighted average payment deferral of 4 months
[1] Multiple modifications represents modifications to borrowers in the form of term extensions and other-than-insignificant payment deferrals.
The financial impacts of the modifications did not significantly impact our determination of the allowance for credit losses during the periods presented above.

The following table presents the amortized cost basis at December 31, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	December 31, 2024
	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total

Commercial
Owner occupied real estate	$5,107	$—	$—	$5,107
Non–owner occupied real estate	0	—	—	0
Commercial and industrial	4,424	—	—	4,424
Total	$9,531	$—	$—	$9,531

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

The following table presents the amortized cost basis at December 31, 2023 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	December 31, 2023
	Current	30-89 Days Past Due	90 Days or Greater Past Due	Total

Commercial
Owner occupied real estate	$2,646	$—	$—	$2,646
Non–owner occupied real estate	—	—	—	—
Commercial and industrial	3,717	—	—	3,717
Total	$6,363	$—	$—	$6,363
The Company did not have any loans to borrowers experiencing financial difficulty that had a payment default during the years ended December 31, 2024 and 2023, respectively, and were modified within the twelve months prior to the payment default. For purposes of this disclosure, the Company considers “default” to mean 30 days or more past due of contractual interest or principal.
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
The tables below present the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses, at December 31, 2024 and 2023.

	December 31, 2024
	Real Estate	Accounts Receivable/Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$2,448	$—	$—	$2,448	$224
Non–owner occupied real estate	444	—	—	444	—
Residential spec homes	—	—	—	—	—
Development & spec land	534	—	—	534	—
Commercial and industrial	1,756	476	—	2,232	731
Total commercial	5,182	476	—	5,658	955
Total collateral dependent loans	$5,182	$476	$—	$5,658	$955
(1) Collateral dependent loans had a collateral fair value of $3.4 million at December 31, 2024

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
(1) Collateral dependent loans had a collateral fair value of $6.3 million at December 31, 2023
As of December 31, 2024, the Company had a carrying value of $0.4 million of repossessed assets. As of December 31, 2024, the Company had a recorded net investment of $0.3 million of consumer mortgage loans in which foreclosure proceedings have commenced. Repossessed assets are a component of other assets within the consolidated balance sheet.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following tables present loans by credit grades and origination year at December 31, 2024.

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$75,649	$74,305	$90,872	$68,978	$36,778	$178,936	$92,227	$12,365	$630,110
Special Mention	129	—	1,724	1,769	142	8,759	—	100	12,623
Substandard	2,970	8,761	1,051	6,307	—	4,843	—	500	24,432
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$78,748	$83,066	$93,647	$77,054	$36,920	$192,538	$92,227	$12,965	$667,165
Gross charge–offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$1	$—	$—	$1
Non–owner occupied real estate
Pass	$194,167	$115,378	$244,266	$133,689	$100,688	$344,558	$298,288	$11,726	$1,442,760
Special Mention	—	4,211	16,409	1,249	—	31,083	—	—	52,952
Substandard	83	297	—	—	—	5,364	—	—	5,744
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$194,250	$119,886	$260,675	$134,938	$100,688	$381,005	$298,288	$11,726	$1,501,456
Gross charge–offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential spec homes
Pass	$362	$—	$—	$420	$—	$—	$10,986	$3,843	$15,611
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$362	$—	$—	$420	$—	$—	$10,986	$3,843	$15,611
Gross charge–offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Development & spec land
Pass	$819	$4,139	$788	$1,133	$328	$2,039	$7,931	$599	$17,776
Special Mention	—	—	—	—	—	317	—	—	317
Substandard	—	—	—	—	—	—	534	—	534
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$819	$4,139	$788	$1,133	$328	$2,356	$8,465	$599	$18,627
Gross charge–offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & industrial
Pass	$242,562	$105,877	$128,707	$73,008	$6,954	$54,764	$48,313	$179,370	$839,555
Special Mention	1,246	324	1,245	28	1	1,573	9,519	9,281	23,217
Substandard	843	2,599	318	217	266	3,170	1,003	4,109	12,525
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial & industrial	244,651	108,800	130,270	73,253	7,221	59,507	58,835	192,760	875,297
Gross charge–offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$45	$108	$—	$153

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$69,264	$145,927	$160,780	$140,310	$78,563	$177,902	$—	$—	$772,746
Non–performing	201	1,619	2,125	1,472	706	5,092	—	—	11,215
Total residential mortgage	$69,465	$147,546	$162,905	$141,782	$79,269	$182,994	$—	$—	$783,961
Gross charge–offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$5	$—	$—	$5
Residential construction
Performing	$—	$—	$—	$—	$—	$—	$18,948	$—	$18,948
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$18,948	$—	$18,948
Gross charge–offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non–performing	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross charge–offs for the year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$11,306	$59,850	$9,510	$5,398	$2,679	$6,003	$60	$1,918	$96,724
Non–performing	1	374	46	19	—	26	—	—	466
Total direct installment	$11,307	$60,224	$9,556	$5,417	$2,679	$6,029	$60	$1,918	$97,190
Gross charge–offs for the year ended December 31, 2024	$72	$93	$169	$1	$35	$78	$9	$—	$457
Indirect installment
Performing	$26,839	$70,143	$130,610	$49,458	$17,647	$7,304	$—	$—	$302,001
Non–performing	—	425	800	304	242	129	—	—	1,900
Total indirect installment	$26,839	$70,568	$131,410	$49,762	$17,889	$7,433	$—	$—	$303,901
Gross charge–offs for the year ended December 31, 2024	$161	$449	$1,345	$527	$188	$99	$—	$—	$2,769
Home equity
Performing	$13,552	$21,845	$16,136	$5,110	$1,902	$9,210	$18,657	$470,753	$557,165
Non–performing	—	421	426	—	30	296	6,465	81	7,719
Total home equity	13,552	22,266	16,562	5,110	1,932	9,506	25,122	470,834	564,884
Gross charge–offs for the year ended December 31, 2024	$—	$23	$52	$88	$—	$39	$110	$11	$323

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents loans by credit grades and origination year at December 31, 2023.

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$66,814	$101,620	$73,199	$44,067	$41,726	$173,913	$93,432	$8,226	$602,997
Special Mention	3,920	490	3,777	—	2,038	8,128	—	452	18,805
Substandard	1,376	—	6,490	966	228	9,339	530	—	18,929
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$72,110	$102,110	$83,466	$45,033	$43,992	$191,380	$93,962	$8,678	$640,731
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$3	$401	$—	$404
Non–owner occupied real estate
Pass	$116,031	$197,702	$149,540	$104,591	$83,394	$303,191	$246,569	$9,878	$1,210,896
Special Mention	1,366	16,135	1,334	254	845	36,590	—	—	56,524
Substandard	—	—	—	185	—	6,233	—	—	6,418
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$117,397	$213,837	$150,874	$105,030	$84,239	$346,014	$246,569	$9,878	$1,273,838
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$9	$—	$—	$9
Residential spec homes
Pass	$—	$—	$498	$—	$—	$—	$5,852	$7,139	$13,489
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$—	$498	$—	$—	$—	$5,852	$7,139	$13,489
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$29	$—	$29
Development & spec land
Pass	$5,133	$1,477	$990	$390	$247	$3,146	$20,236	$170	$31,789
Special Mention	—	—	—	—	—	—	1,529	—	1,529
Substandard	—	—	—	—	—	104	617	—	721
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$5,133	$1,477	$990	$390	$247	$3,250	$22,382	$170	$34,039
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & industrial
Pass	$121,969	$151,847	$93,709	$12,154	$20,497	$59,041	$60,539	$147,773	$667,529
Special Mention	1,434	726	265	2,137	119	1,305	9,375	18,836	34,197
Substandard	1,595	703	223	211	768	2,404	2,863	2,370	11,137

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Doubtful	—	—	—	—	—	—	—	—	—
Total commercial & industrial	$124,998	$153,276	$94,197	$14,502	$21,384	$62,750	$72,777	$168,979	$712,863
Gross charge–offs for the year ended December 31, 2023	$—	$33	$—	$123	$25	$72	$344	$—	$597

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$40,920	$154,803	$157,480	$85,159	$30,464	$177,411	$—	$—	$646,237
Non–performing	118	1,591	748	259	647	4,695	—	—	8,058
Total residential mortgage	$41,038	$156,394	$158,228	$85,418	$31,111	$182,106	$—	$—	$654,295
Gross charge–offs for the year ended December 31, 2023	$—	$28	$—	$—	$—	$20	$—	$—	$48
Residential construction
Performing	$—	$—	$—	$—	$—	$—	$26,841	$—	$26,841
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$26,841	$—	$26,841
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$—	$45,078	$45,078
Non–performing	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	—	—	—	—	—	—	—	45,078	45,078
Gross charge–offs for the year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$—	$—	$—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$14,835	$13,447	$7,859	$4,246	$4,449	$5,074	$6	$2,362	$52,278
Non–performing	—	44	10	—	27	7	—	—	88
Total direct installment	$14,835	$13,491	$7,869	$4,246	$4,476	$5,081	$6	$2,362	$52,366
Gross charge–offs for the year ended December 31, 2023	$33	$28	$31	$10	$32	$27	$6	$—	$167
Indirect installment
Performing	$65,260	$191,871	$80,773	$35,995	$16,690	$8,159	$—	$—	$398,748
Non–performing	49	424	312	229	124	60	—	—	1,198
Total indirect installment	$65,309	$192,295	$81,085	$36,224	$16,814	$8,219	$—	$—	$399,946
Gross charge–offs for the year ended December 31, 2023	$86	$1,388	$708	$137	$58	$74	$—	$—	$2,451
Home equity
Performing	$26,376	$21,379	$5,121	$2,447	$3,885	$9,987	$12,713	$478,673	$560,581
Non–performing	—	212	—	54	177	260	2,860	—	3,563
Total home equity	26,376	21,591	5,121	2,501	4,062	10,247	15,573	478,673	564,144
Gross charge–offs for the year ended December 31, 2023	$—	$10	$—	$103	$—	$91	$13	$—	$217

Note 5 – Allowance for Credit and Loan Losses
The following table represents, by loan portfolio segment, a summary of changes in the ACL on loans for the twelve months ended December 31, 2024 and 2023.

	Year Ended December 31, 2024
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$29,736	$2,503	$481	$17,309	$50,029
Credit loss expense (reversal)	1,018	184	(481)	3,133	3,854
Charge–offs	(154)	(5)	—	(3,549)	(3,708)
Recoveries	353	33	—	1,419	1,805
Balance, end of period	$30,953	$2,715	$—	$18,312	$51,980

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	Year Ended December 31, 2023
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$32,445	$5,577	$1,020	$11,422	$50,464
Credit loss expense (reversal)	(1,765)	(3,107)	(539)	7,501	2,090
Charge–offs	(1,403)	(48)	—	(2,835)	(4,286)
Recoveries	459	81	—	1,221	1,761
Balance, end of period	$29,736	$2,503	$481	$17,309	$50,029
The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of December 31, 2024 and December 31, 2023, the accrued interest on our loan portfolio was $25.6 million and $23.7 million, respectively.
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

Liability for Commitments to Extend Credit and Standby Letters of Credit
The following tables represent, by loan portfolio segment, a summary of changes in the activity in the liability for commitments to extend credit and standby letters of credit (See Note 18):

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2024			December 31, 2023
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$—	$1,385	$1,385	$—	$—	$—
Real Estate	64	(3)	61	161	(97)	64
Mortgage Warehouse	—	—	—	—	—	—
Consumer	551	152	703	242	309	551
Total	$615	$1,534	$2,149	$403	$212	$615
Note 6 – Premises and Equipment

	December 31 2024	December 31 2023
Land	$31,310	$31,310
Buildings and improvements	91,911	89,637
Furniture and equipment	40,655	37,879
Total cost	163,876	158,826
Accumulated depreciation	(70,012)	(64,243)
Net premises and equipment	$93,864	$94,583
Depreciation of premises and equipment included in net occupancy expense for the years ended December 31, 2024, 2023 and 2022 was approximately $5.8 million, $5.9 million, and $5.7 million, respectively.
Note 7 – Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.438 billion and $1.479 billion at December 31, 2024 and 2023.
Activity for mortgage servicing rights and the related impairment allowance were as follows:

	December 31 2024	December 31 2023	December 31 2022
Mortgage servicing rights
Balances, beginning of period	$18,807	$18,619	$17,780
Servicing rights capitalized	1,359	1,220	3,184
Amortization of servicing rights	(1,971)	(1,032)	(2,345)
Balances, December 31	18,195	18,807	18,619
Impairment allowance
Balances, beginning of period	—	—	(2,594)
Additions	—	—	—
Reductions	—	—	2,594
Balances, December 31	—	—	—
Mortgage servicing rights, net	$18,195	$18,807	$18,619

Fair value, beginning of period	$19,891	$19,992	$15,236
Fair value, end of period	$19,766	$19,891	$19,992

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Fair value at December 31, 2024 was determined using a discounted cash flow analysis with the discount rates ranging from 9.0% to 11.5% and prepayment speeds ranging from 5.6% to 13.3%, depending on the stratification of the specific right. Fair value at December 31, 2023 was determined using a discounted cash flow analysis with a discount rate of 11.0% and prepayment speeds ranging from 6.4% to 9.5%, depending on the stratification of the specific right.
Note 8 – Goodwill
The carrying amount of goodwill was $155.2 million as of December 31, 2024 and December 31, 2023, respectively. There were no changes in the carrying amount of goodwill for the year ended December 31, 2024 and 2023. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

No goodwill impairment charges were recorded for the year ended December 31, 2024 and 2023. As of December 31, 2024, Horizon elected to perform a qualitative assessment to determine if it was more likely than not that the fair value exceeded its carrying value. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

As a result of acquisitions, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. These core deposit intangibles are being amortized over 7 years to 10 years using an accelerated method and had a weighted average remaining life of 4.14 years and 4.96 years as of December 31, 2024 and December 31, 2023. Amortizable intangible assets are summarized as follows:

	December 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Core deposit intangible	$33,633	$(23,410)	$35,190	$(21,564)

Amortization expense for intangible assets totaled $3.4 million, $3.6 million and $3.7 million for the years ended December 31, 2024, 2023 and 2022. Estimated amortization for the years ending December 31 is as follows:

Year	Amount
2025	$3,044
2026	2,566
2027	2,119
2028	1,754
2029	512
Thereafter	228
$10,223

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 9 – Deposits

	December 31 2024	December 31 2023
Non–interest bearing demand deposits	$1,064,818	$1,116,005
Interest-bearing deposits:
Interest bearing demand deposits	1,767,984	1,688,986
Money market	960,008	897,125
Savings deposits	718,689	783,038
Certificates of deposit of $250,000 or more	549,361	632,846
Certificates of deposit of less than $250,000	539,792	546,893
Total interest-bearing deposits	$4,535,834	$4,548,888
Total deposits	$5,600,652	$5,664,893
There were no overdraft customer transaction deposits reclassified as loan balances at December 31, 2024 and December 31, 2023.
The aggregate amount of certificate of deposits (CD) and other time deposits (TD) in denominations of $100,000 or more at December 31, 2024 and 2023 were $775.7 million and $863.5 million, respectively.
Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2025	$924,549	$99,509	$1,024,058
2026	33,733	15,023	48,756
2027	9,165	—	9,165
2028	2,826	—	2,826
2029	4,329	—	4,329
Thereafter	19	—	19
	$974,621	$114,532	$1,089,153
Deposits received in the ordinary course of business from the directors and officers of the Company and their related interests amounted to $1.3 million and $0.7 million for the years ended December 31, 2024 and 2023, respectively.
Note 10 – Borrowings

	December 31 2024	December 31 2023
Federal Home Loan Bank advances, variable and fixed rates ranging from 2.63% to 4.07%, due at various dates through May 22, 2034	$1,130,148	$750,264
Securities sold under agreements to repurchase, fixed rates ranging from 0.01% to 4.43%, due overnight and continuous	89,912	136,030
Federal funds purchased	—	—
Federal Reserve Bank - Bank Term Funding Program	—	430,000
Secured borrowings, fixed rates ranging from 3.75% to 9.75%, due at various dates through March 28, 2043	12,192	36,756
Total borrowings	$1,232,252	$1,353,050

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The weighted average interest rate for FHLB advances was 3.51% at December 31, 2024.
The Federal Home Loan Bank advances are secured by first and second mortgage loans, commercial real estate loans and mortgage warehouse loans totaling approximately $2.3 billion. Advances are subject to restrictions or penalties in the event of prepayment. At December 31, 2024, the Bank had a total of $930 million in putable advances. The initial call dates for these advances range from January 31, 2025 to March 19, 2025 even though maturity dates extend beyond those dates.
At December 31, 2024, the Bank had available approximately $1.5 billion in credit lines with various money center banks, including the FHLB.

Contractual maturities in years ending December 31 are as follows:

Year	Amount
2025	294,638
2026	75
2027	—
2028	—
Thereafter	937,539
$1,232,252

Note 11 – Repurchase Agreements
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
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase–to–maturity transactions
U.S Treasury and federal agencies	$34,191				$34,191
US government agency mortgage-backed securities	$55,721	$—	$—	$—	$55,721
Private labeled mortgage–backed pools	—	—	—	—	—
Total borrowings	$89,912	$—	$—	$—	$89,912
Repurchase Agreements subject to offsetting arrangements					$—

	December 31, 2023
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30–90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase–to–maturity transactions
US government agency mortgage-backed securities	$128,594	$—	$—	$—	$128,594
Private labeled mortgage–backed pools	7,436	—	—	—	7,436
Total borrowings	$136,030	$—	$—	$—	$136,030
Repurchase Agreements subject to offsetting arrangements					—
Securities sold under agreements to repurchase are secured by securities with a carrying amount of $96.8 million and $145.2 million at December 31, 2024 and December 31, 2023, respectively.
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

On December 8, 2023, Horizon cancelled $3.5 million of the $60.0 million in Notes at a price of 89.5 recording a gain of $368 thousand. The balance net of unamortized issuance costs of the Notes was $55.7 million and $55.5 million at December 31, 2024 and December 31, 2023, respectively. Unamortized debt issuance costs were $0.8 million and $1.0 million at December 31, 2024 and December 31, 2023, respectively.
Note 13 – Junior Subordinated Debentures Issued to Capital Trusts
In October of 2004, Horizon formed Horizon Statutory Trust II (“Trust II”), a wholly owned statutory business trust. Trust II sold $10.0 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 2.21% (6.73% at December 31, 2024) and mature on November 23, 2034, and securities may be called at any quarterly interest payment date at par.
In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (“Trust III”), a wholly owned statutory business trust. Trust III sold $12.0 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 1.91% (6.50% at December 31, 2024) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par.
The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (“Alliance Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 2.91% (7.26% at December 31, 2024) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.
The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (“Am Tru Trust”), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 2.85% (8.05% at December 31, 2024) and mature in December 2033, and securities may be called at any quarterly interest payment date at par.
The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (“Heartland Trust”), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 1.93% (6.29% at December 31, 2024) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $2.2 million, net of the remaining purchase discount, at December 31, 2024.
The Company assumed additional debentures as the result of the LaPorte merger in July 2016. In October 2007, LaPorte assumed debentures as the result of its acquisition of City Savings Financial Corporation (“City Savings”). In June 2003, City Savings formed City Savings Statutory Trust I a wholly owned business trust (“City Savings Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from City Savings. The junior subordinated debentures are the sole assets of City Savings Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 3.10% (8.02% at December 31, 2024) and mature in June 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $4.6 million, net of the remaining purchase discount, at December 31, 2024.
The Company assumed additional debentures as the result of the Salin merger in March 2019. In October 2003, Salin Bancshares, Inc. (“Salin”) formed Salin Statutory Trust I (“Salin Trust”), to sell $19.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Salin. The junior subordinated debentures are the sole assets of Salin Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 2.95% (3.21% at December 31, 2024) and mature in October 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $18.4 million, net of the remaining purchase discount, at December 31, 2024.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
Note 14 – Supplemental Executive Retirement Plan
The Company sponsors a supplemental retirement plan for a select group of management or highly compensated employees of the Company under the 2005 Supplemental Executive Retirement Plan (the “SERP”). This plan was effective January 1, 2005, to replace the SERP originally effective January 1, 1993, which has been frozen. The SERP provides participating officers with the ability to defer income in addition to the benefits provided under the Company's Employee Thrift Plan.
The SERP is a deferred compensation plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer. The account balance was credited each year with a Company matching contribution of $20,000 or $35,000 based on the officer's plan. Plan participants could select from two investment options which included cash or stock units of the Company's stock. Assets of the SERP (i.e. the participants' account balances) were not physically invested in the investments selected by the participants; rather, they are utilized for the purpose of debiting or crediting additional amounts to each participants' account. The Company informally funded its obligation to plan participants in a rabbi trust, which is consolidated by the Company, and is comprised of a money market fund and Company stock reported at fair value based on quoted market prices. The assets held in the rabbi trust were reported at their estimated fair value of $10.7 million at December 31, 2024 and were included in cash and other assets in the Company's consolidated balance sheets.
Effective December 3, 2024, the Company eliminated its common stock as an investment alternative available under Horizon’s 2005 Supplemental Executive Retirement Plan, as amended (the “Amended SERP”). As a result, the 203,440 shares of Horizon common stock beneficially owned under the SERP were liquidated. The amounts held in the rabbi trust were reported at their estimated fair value of $10.6 million at December 31, 2023 and were included in cash and stockholders' equity in the Company's consolidated balance sheets. The related accrued benefit cost (representing the Company's benefit obligation to participants) of $10.7 million and $10.6 million at

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
December 31, 2024 and December 31, 2023, respectively, was recorded in other liabilities in the Company's consolidated balance sheets.
The SERP is accounted for pursuant to FASB ASC section 710-10, “Compensation - Overall” (“ASC 710-10”). SERP participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes both the officer's and Company's contributions plus or minus the increase or decrease in the fair market value of the SERP assets selected by the participant. ASC 710-10 requires the Company to record a liability and related compensation expense during the service period. The Company is accruing the expense under the assumption that all participants in the SERP will achieve full vesting (five years of service). Following the vesting period, the liability continues to be remeasured each reporting period until extinguishment of the liability, with offsetting adjustments to compensation costs. The Company matching contribution and related expense was $433 thousand, $344 thousand and $404 thousand for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively.
Note 15 – Employee Benefit Plans
The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the Plan totaled approximately $1.7 million in 2024, $1.9 million in 2023 and $1.9 million in 2022.
The Plan owned a total of 680,785 shares of Horizon’s stock or 1.5% of the outstanding shares as of December 31, 2024.

Note 16 – Income Tax

	December 31 2024	December 31 2023	December 31 2022
Income tax expense
Currently payable
Federal	$8,558	$14,980	$9,111
State	363	(640)	888
Deferred
Federal	(15,528)	(3,393)	2,208
State	(1,472)	71	(31)
Total income tax expense	$(8,079)	$11,018	$12,176
Reconciliation of federal statutory to actual tax expense
Federal statutory income tax at 21%	$5,743	$8,190	$22,173
Tax exempt interest	(6,427)	(6,777)	(6,623)
Tax exempt BOLI income	(273)	(779)	(746)
Stock compensation	150	(88)	(232)
Revaluation of deferred tax assets	(5,201)	5,201	—
Other tax exempt income	—	(371)	(454)
State tax, net of federal tax effect	(1,185)	142	676
Tax credit investments, net of amortization	(1,290)	(2,976)	(2,774)
BOLI redemption ordinary income	—	5,316	—
BOLI redemption excise	—	2,532	—
Nondeductible and other	404	628	156
Actual tax expense	$(8,079)	$11,018	$12,176

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31 2024	December 31 2023
Assets
Allowance for credit losses	$12,590	$12,546
Net operating loss and tax credits	10,805	9,592
Director and employee benefits	3,334	2,471
Unrealized loss on securities and cash flow hedge	29,355	17,706
Basis difference in partnership equity investments	1,940	1,322
Capital loss carryover	—	5,201
Fair value adjustment on acquisitions	883	—
Other	2,938	2,856
Total assets	61,845	51,694
Liabilities
Depreciation	(4,061)	(4,512)
State tax	—	(253)
Federal Home Loan Bank stock dividends	(353)	(365)
Difference in basis of intangible assets	(6,553)	(4,545)
Fair value adjustment on acquisitions	—	(2,142)
Other	(1,003)	(1,131)
Total liabilities	(11,970)	(12,948)
Valuation allowance	—	(5,201)
Net deferred tax asset/(liability)	$49,875	$33,545
During 2024, the Company generated a state net operating loss of $15.1 million that may be carried forward for 15 years. The Company has federal general business tax credits of $10.2 million that can be carried forward twenty years and expire beginning in 2044.

The Company accounts for qualifying investment tax credits using the proportional amortization method and all others under the deferral method. Investment tax credits totaled $7.5 million and $19.7 million for 2024 and 2023, respectively.

The Company recorded no valuation allowance as of December 31, 2024 and a valuation allowance of $5.2 million for December 31, 2023. The Company believes all of its deferred tax assets as of December 31, 2024 will be realized.

Retained earnings of the Bank include approximately $12.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions income to bad debt deductions as of December 31, 1987 for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $2.7 million at December 31, 2024.

The Company files income tax returns in U.S. federal, state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Note 17 – Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of tax included in capital are as follows:

	December 31 2024	December 31 2023
Unrealized gain (loss) on securities available for sale, net of tax	$(38,193)	$(69,018)
Unamortized gain on securities held to maturity, previously transferred from AFS, net of tax	1,892	2,409
Unrealized gain on derivative instruments, net of tax	—	—
Total accumulated other comprehensive income (loss)	$(36,301)	$(66,609)

Note 18 – Off-Balance Sheet Arrangements, Commitments, and Contingencies
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
The following table represents the commitments to extend credit and standby letters of credit as of December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024	December 31, 2023
Commitments to extend credit	$1,018,302	$1,118,417
Standby letters of credit	$23,457	$16,493
Total	$1,041,759	$1,134,910

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of December 31, 2024 and December 31, 2023, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the year 2024 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.
The following table presents Horizon and the Bank’s actual and required capital ratios as of December 31, 2024 and December 31, 2023, as well as the revisions to Horizon's regulatory capital ratios to reflect the correction of the capital computations for the foregoing periods:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk–weighted assets)(1)
Consolidated	$800,209	13.91%	$460,266	8.00%	$604,099	10.50%	N/A	N/A
Bank	725,383	12.64%	459,039	8.00%	602,489	10.50%	$573,799	10.00%
Tier 1 capital (to risk–weighted assets)(1)
Consolidated	690,183	12.00%	345,199	6.00%	489,033	8.50%	N/A	N/A
Bank	671,095	11.70%	344,279	6.00%	487,729	8.50%	459,039	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	632,760	11.00%	258,900	4.50%	402,733	7.00%	N/A	N/A
Bank	671,095	11.70%	258,209	4.50%	401,659	7.00%	372,969	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	690,183	8.88%	310,825	4.00%	310,825	4.00%	N/A	N/A
Bank	671,095	8.64%	310,539	4.00%	310,539	4.00%	388,174	5.00%
	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital (to risk–weighted assets)(1)
Consolidated (As Revised)*	$782,598	14.04%	$446,000	8.00%	$585,374	10.50%	N/A	N/A
Consolidated (As Reported)	786,436	14.11%	446,000	8.00%	585,374	10.50%	N/A	N/A
Bank	714,402	12.87%	444,147	8.00%	582,943	10.50%	$555,184	10.00%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Tier 1 capital (to risk–weighted assets)(1)
Consolidated (As Revised)*	676,411	12.13%	334,500	6.00%	473,874	8.50%	N/A	N/A
Consolidated (As Reported)	735,792	13.20%	334,500	6.00%	473,874	8.50%	N/A	N/A
Bank	663,758	11.96%	333,111	6.00%	471,907	8.50%	$444,147	8.00%
Common equity tier 1 capital (to risk–weighted assets)(1)
Consolidated	619,153	11.11%	250,875	4.50%	390,250	7.00%	N/A	N/A
Bank	663,758	11.96%	249,833	4.50%	388,629	7.00%	$360,870	6.50%
Tier 1 capital (to average assets)(1)
Consolidated (As Revised)*	676,411	8.61%	314,306	4.00%	314,306	4.00%	N/A	N/A
Consolidated (As Reported)	735,792	9.36%	314,306	4.00%	314,306	4.00%	N/A	N/A
Bank	663,758	8.41%	315,550	4.00%	315,550	4.00%	$394,438	5.00%
(1)As defined by regulatory agencies
*Prior periods have been revised (see FN 1 disclosures for the Revision of Previously Issued Financial Statements)
Note 20 – Share–Based Compensation
On June 18, 2013, the Board of Directors adopted the Horizon Bancorp 2013 Omnibus Equity Incentive Plan (“2013 Plan”), which was approved by the Company’s shareholders on May 8, 2014. Under the 2013 Plan, Horizon may issue up to 1,556,325 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options under the 2013 Plan plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The 2013 Plan limits the number of shares available to 225,000 for incentive stock options and to 900,000 for the grant of non–option awards. The shares available for issuance under the 2013 Plan may be divided among the various types of awards and among the participants as the Committee determines. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2013 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award. The 2013 Plan was amended on May 3, 2018, upon shareholder approval, primarily to allow grants of other types of stock–based awards, such as awards valued in whole or in part by reference to the value of shares of Horizon common stock. All share data has been adjusted for the 3:2 stock split on June 15, 2018 and November 14, 2016.
The restricted shares can vest over a period of time established by the Committee at the time of each grant, but the restricted shares already granted under the 2013 Plan generally cliff vest at the end of three years of continuous employment. Holders of restricted shares have the same dividend and voting rights as unrestricted shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight–line method over the vesting period. There were no unvested restricted shares outstanding in the 2013 Plan as of December 31, 2023 and December 31, 2024.
The performance shares that are awarded become earned and vested based on the achievement of certain performance goals during a performance period as established by the Committee at the time of each grant. The performance goals under the outstanding grant agreements are based on a comparison of the Company’s average performance over the performance period for the return on common equity, compounded annual growth rate of total assets, and return on average assets, all as relative to the average performance for publicly traded banks with total assets between $1 billion and $5 billion on the SNL Bank Index. Holders of performance share awards receive pass–through dividends but do not have any voting rights before the performance shares are earned and vested.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
There were no unvested performance shares outstanding in the 2013 Plan as of December 31, 2023 and December 31, 2024.
The options shares granted under the 2013 Plan vest at a rate designated per the individual agreements.
The fair value of options granted is estimated on the date of the grant using an option–pricing model. There have been no options granted since 2019.
A summary of option activity under the 2013 Plan as of December 31, 2024, and changes during the year then ended, is presented below:

	Shares	Weighted– Average Exercise Price	Weighted– Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	120,680	$14.64		136,560
Granted	—	—
Exercised/Converted	(25,882)	10.69
Forfeited	—	—
Expired	—	—
Outstanding, end of year	94,798	$16.87	2.84 years	56,985
Exercisable, end of year	94,798	$16.87	2.84 years	56,985
There have been no options granted under the 2013 Plan during the years 2024, 2023 and 2022. The total intrinsic value of stock options exercised was approximately $418 thousand, $355 thousand, and $726 thousand for the years ended December 31, 2024, 2023, and 2022.
On January 19, 2021, the Board of Directors adopted the Horizon Bancorp 2021 Omnibus Equity Incentive Plan (“2021 Plan”), which was approved by the Company’s shareholders on May 6, 2021. Under the 2021 Plan, Horizon may issue up to 1,787,548 common shares, plus the number of shares that are tendered to or withheld by Horizon in connection with the exercise of options under the 2021 Plan plus that number of shares that are purchased by Horizon with the cash proceeds received upon option exercises. The Committee is authorized to grant any type of award to a participant that is consistent with the provisions of the 2021 Plan. Awards may consist of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance units, performance shares or any combination of these awards. The Committee determines the provisions, terms and conditions of each award.
The restricted shares can vest over a period of time established by the Committee at the time of each grant, but the restricted shares already granted under the 2021 Plan generally cliff vest at the end of three years of continuous employment. Holders of restricted shares have the same dividend and voting rights as unrestricted shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight–line method over the vesting period.
The performance shares that are awarded become earned and vested based on the achievement of certain performance goals during a performance period as established by the Committee at the time of each grant. The performance goals under the outstanding grant agreements are based on a comparison of the Company’s average performance over the performance period for the return on common equity, compounded annual growth rate of total assets, and return on average assets, all as relative to the average performance for publicly traded banks with total assets between $5 billion and $10 billion on the SNL Bank Index. Holders of performance awards receive pass–through dividends but do not have any voting rights before the performance shares are earned and vested.
The option shares granted under the 2021 Plan vest at a rate designated per the individual agreements. As of December 31, 2024, there have been no stock options granted under the 2021 Plan.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
A summary of the status of Horizon’s non–vested restricted and performance shares under the 2021 Plan as of December 31, 2024 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non–vested, beginning of year	630,721	$15.36
Vested	(159,006)	17.10
Granted	270,343	11.96
Forfeited	(23,861)	14.46
Non–vested, end of year	718,197	$13.73
The total fair value of shares vested during 2024, 2023 and 2022 were $2.0 million, $1.8 million, and $1.9 million, respectively.
The Company did not have option-based compensation expense applicable to the Company’s share-based compensation plans for the year ended December 31, 2024 or 2023. Compensation expense recognized in the income statement for option–based payment arrangements during the year ended December 31, 2022 was $13 thousand and the recognized tax benefit related thereto was approximately $3 thousand. The Company does not have any unrecognized option-based compensation expense related to unvested options as of December 31, 2024.
Compensation expense recognized in the income statement for restricted share and performance share based payment arrangements during 2024, 2023 and 2022 was $4.6 million, $3.6 million, and $2.5 million. The recognized tax benefit related thereto was approximately $963 thousand, $753 thousand, and $517 thousand for the years ended December 31, 2024, 2023 and 2022.
There was no cash received from option exercise under all share–based payment arrangements for the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, cash received from option exercise under all share–based payment arrangements $145 thousand. The actual tax benefit realized for the tax deductions from option exercise of the share–based payment arrangements totaled $72 thousand, $58 thousand, and $126 thousand, for the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024, there was $2.0 million of total unrecognized compensation cost related to all non–vested share–based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted–average period of 11 months.
Note 21 – Derivative Financial Instruments
Our hedging policy allows the use of interest rate derivative instruments to manage our exposure to interest rate risk or hedge specified assets and liabilities. All derivative instruments are carried on the balance sheet at their estimated fair value and are recorded in other assets or other liabilities, as appropriate, and in the net change in each of these financial statement line items in the accompanying consolidated statement of cash flows.
Cash Flow Hedges
As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flow due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt on July 20, 2018. The agreement provides for the Company to receive interest from the counterparty at one month LIBOR and to pay interest to the counterparty at a fixed rate of 2.81% on a notional amount of $50.0 million. Under the agreement, the Company paid or received the net interest amount monthly, with the monthly settlements in interest expense. The Company terminated this interest rate swap agreement on May 23, 2023 and recorded a related gain of $1.5 million as a reduction of interest expense.
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
Fair Value Hedges
Fair value hedges are intended to reduce the interest rate risk associated with the underlying hedged item. The Company enters into fixed rate loan agreements as part of its lending policy. To mitigate the risk of changes in fair value based on fluctuations in interest rates, the Company previously entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. The Company also previously entered into interest rate swap agreements on individual investment securities, converting the fixed rate security to a variable rate. During the year ended December 31, 2024, the Company terminated the fair value hedges on loans and securities, recording a deferred gain of $2.3 million on the loan termination that will be accreted into interest income over the remaining life of the underlying loans, and a mark-to-market adjustment of $0.3 million that was recorded in non-interest income on the termination of the fair value hedges against investment securities.

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

The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2024, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of our derivative financial instruments utilized by Horizon on a gross basis for the periods indicated.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	Asset Derivatives		Liability Derivatives
	December 31, 2024		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$—	$—	$—	$—
Total derivatives designated as hedging instruments	$—	$—	$—	$—
Derivatives not designated as hedging instruments
Interest rate contracts – customer accommodation	521,520	28,817	521,520	28,817
Mortgage loan contracts	6,155	27	—	—
Commitments to originate mortgage loans	6,856	202	—	—
Total derivatives not designated as hedging instruments	534,531	29,046	521,520	28,817
Total derivatives	$534,531	$29,046	$521,520	$28,817
Total derivatives subject to enforceable master netting arrangements, gross	$534,531	$29,046	$521,520	$28,817
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$534,531	$29,046	$521,520	$28,817

	Asset Derivatives		Liability Derivatives
	December 31, 2023		December 31, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$53,468	$2,950	$—	$—
Total derivatives designated as hedging instruments	$53,468	$2,950	$—	$—
Derivatives not designated as hedging instruments
Interest rate contracts – customer accommodation	504,696	23,606	514,881	24,024
Mortgage loan contracts	4,844	33	—	—
Commitments to originate mortgage loans	4,351	125	—	—
Total derivatives not designated as hedging instruments	513,891	23,764	514,881	24,024
Total derivatives	$567,359	$26,714	$514,881	$24,024
Total derivatives subject to enforceable master netting arrangements, gross	$567,359	$26,714	$514,881	$24,024
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$567,359	$26,714	$514,881	$24,024
While the Company is party to master netting arrangements with most of its swap derivative counterparties, the Company has elected to not offset derivative assets and liabilities under these agreements on its consolidated balance sheets. Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums, and usually consists of marketable securities. At December 31, 2024, the Company pledged marketable securities as collateral with a carrying value of $6.0 million.
The effect of the derivative instruments on the consolidated statements of comprehensive income (loss) for the twelve months ended December 31 is as follows:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivative Years Ended December 31
	2024	2023	2022
Derivatives in cash flow hedging relationship
Interest rate contracts	$—	$(1,561)	$4,463
The effect of the derivatives in cash flow hedging relationships on the consolidated statements of income for the twelve months ended December 31 is as follows:

	Location of gain (loss) recognized	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2024	2023	2022
Derivatives in cash flow hedging relationship
Interest rate contracts – cash flow hedges	Interest expense – Borrowings	$—	$1,832	$(628)
The effect of the derivative and the hedged item in fair value hedging relationships on the consolidated statements of income for the twelve months ended December 31 is as follows:

	Location of gain (loss) recognized on derivative and hedged item	Amount of Gain (Loss) Recognized on Derivative and Hedged Item Years Ended December 31
		2024	2023	2022
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedge	Interest income - loans receivable	$1,166	$1,169	$(39)
Hedged item		(1,166)	(1,169)	39
Interest rate contracts - fair value hedge	Interest income - investment securities	(220)	240	(99)
Hedged item		220	(240)	99
Total		$—	$—	$—
The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the twelve months ended December 31 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2024	2023	2022
Derivatives not designated as hedging instruments
Mortgage loan contracts	Non-interest income - Gain on sale of loans	$68	$83	$188
Commitments to originate mortgage loans	Non-interest income - Gain on sale of loans	(67)	(159)	(753)
Total		$1	$(76)	$(565)

The following tables summarize the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	Amortized Cost of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Loans	$—	$40,788	$—	$(2,532)
Note 22 – Disclosures about Fair Value of Assets and Liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2024. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available for sale securities
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and federal agency securities, state and municipal securities, US. government agency mortgage-backed securities, and mortgage–backed pools and corporate notes. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. Observable inputs include dealer quotes, market spreads, cash flow analysis, the U.S. Treasury yield curve, trade execution data, market consensus prepayment spreads and available credit information and the bond’s terms and conditions. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed–income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping, and matrix pricing. In addition, model processes, such as an option adjusted spread model, is used to develop prepayment and interest rate scenarios for securities with prepayment features.
Equity securities
The fair value of the Company's equity investments is estimated by a third party utilizing readily determinable fair values quoted on an active market.
Interest rate swap agreements
The fair value of the Company’s interest rate swap agreements is estimated by a third party using inputs that are primarily unobservable including a yield curve, adjusted for liquidity and credit risk, contracted terms and discounted cash flow analysis, and therefore, are classified within Level 2 of the valuation hierarchy.
Commitments to originate mortgage loans and mortgage loan contract assets/liabilities
The Company’s forward commitments are valued based on quoted prices for similar assets in an active market with

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
inputs that are observable.
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	December 31, 2024
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$1,801	$—	$1,801	$—
State and municipal	201,834	—	201,834	—
U.S. government agency mortgage-backed securities	14,543	—	14,543	—
Corporate notes	15,499	—	15,499	—
Total available for sale securities	233,677	—	233,677	—
Equity securities	595	595	—	—
Interest rate swap agreements asset	28,817	—	28,817	—
Commitments to originate mortgage loans	202	—	202	—
Mortgage loan contracts	27	—	27	—
Liabilities:
Interest rate swap agreements liability	(28,817)	—	(28,817)	—

	December 31, 2023
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$64,377	$—	$64,377	$—
State and municipal	304,030	—	304,030	—
U.S. government agency mortgage-backed securities	140,877	—	140,877	—
Corporate notes	37,967	—	37,967	—
Total available for sale securities	547,251	—	547,251	—
Equity securities (1)	628	628	—	—
Interest rate swap agreements asset	26,556	—	26,556	—
Commitments to originate mortgage loans	125	—	125	—
Mortgage loan contracts	33	—	33	—
Liabilities:
Interest rate swap agreements liability	(24,024)	—	(24,024)	—
(1) Prior period equity securities were included in available-for-sale. Updated to align with comparable period.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Collateral dependent loans	$3,797	$—	$—	$3,797
December 31, 2023
Collateral dependent loans	$2,918	$—	$—	$2,918
Collateral Dependent Loans: For loans identified as collateral dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.
Loans Transferred to Held for Sale: Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. As of December 31, 2024 and 2023, there were $64.8 million and $0 loans transferred to held for sale on the accompanying Consolidated Balance Sheets, respectively.
The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2024 and 2023.

	December 31, 2024
	Carrying Amount	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$3,797	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	16.1%–40.1% (36.6%)

	December 31, 2023
	Carrying Amount	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$2,918	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	16.9%–34.2% (21.5%)
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
The following table does not include certain financial instruments that are recorded at fair value on a recurring basis, including some non-recurring financial instruments. See Note 22 for more details.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2024 and December 31, 2023. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by the FASB ASC fair value hierarchy.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and Cash Equivalents – Cash and cash equivalents are composed of: cash and due from banks, interest-bearing deposits in banks, and federal funds sold. The carrying amounts approximate fair value.
Interest-Earning Time Deposits – The carrying amounts approximate fair value.
Held-to-Maturity Securities — For debt securities held to maturity, fair values are based on quoted market prices or dealer quotes. For those securities where a quoted market price is not available, carrying amount is a reasonable estimate of fair value based upon comparison with similar securities.
Loans Held for Sale — For mortgage loans, the fair value is derived from third party pricing models, based on active quotes. For non-mortgage loans, the assets are carried at the lower of cost or fair value.
Net Loans — The fair value of net loans are estimated on an exit price basis incorporating discounts for credit, liquidity and marketability factors.
FHLB Stock — Fair value of FHLB stock is based on the price at which it may be resold to the FHLB
Interest Payable — The carrying amounts approximate fair value.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2024
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$92,300	$92,300	$—	$—
Interest-bearing deposits in banks	201,131	201,131	—	—
Federal funds sold	—	—	—	—
Cash and cash equivalents	293,431	293,431	—	—
Interest earning time deposits	735	—	735	—
Investment securities, held to maturity	1,867,690	—	1,566,268	—
Loans held for sale	67,597		64,824	2,773
Loans, net	4,795,060	—	—	4,611,702
Stock in FHLB	53,826	—	53,826	—
Liabilities
Non–interest bearing deposits	$1,064,818	$1,064,818	$—	$—
Interest bearing deposits	4,535,834	3,446,680	1,084,986	—
Borrowings	1,232,252	—	1,230,860	—
Subordinated notes	55,738	—	55,284	—
Junior subordinated debentures issued to capital trusts	57,477	—	48,559	—
Interest payable	11,137	—	11,137	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2023
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$112,772	$112,772	$—	$—
Interest-bearing deposits in banks	413,528	413,528	—	—
Federal funds sold	215	215	—	—
Cash and cash equivalents	526,515	526,515	—	—
Interest earning time deposits	2,205	—	2,190	—
Investment securities, held to maturity	1,945,638	—	1,668,601	—
Loans held for sale	1,418	—	—	1,418
Loans, net	4,367,601	—	—	4,072,568
Stock in FHLB	34,509	—	34,509	—
Liabilities
Non–interest bearing deposits	$1,116,005	$1,116,005	$—	$—
Interest bearing deposits	4,548,888	3,369,149	1,171,452	—
Borrowings	1,353,050	—	1,347,129	—
Subordinated notes	55,543	—	53,283	—
Junior subordinated debentures issued to capital trusts	57,258	—	50,063	—
Interest payable	22,249	—	22,249	—
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
Based on our initial review of these actions, management believes that the Company has strong defenses to the claims and intends to vigorously defend against them. As of December 31, 2024, no liabilities related to the above matters were recorded because we have concluded such liabilities are not probable and the amounts of such liabilities are not reasonably estimable.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 25 – Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp, Inc.:
Condensed Balance Sheets

	December 31 2024	December 31 2023
Assets
Total cash and cash equivalents	$86,938	$79,749
Investment in subsidiaries	803,799	765,299
Other assets	9,806	7,008
Total assets	$900,543	$852,056
Liabilities
Subordinated notes	$55,738	$55,543
Junior subordinated debentures issued to capital trusts	57,477	57,258
Other liabilities	23,748	20,443
Stockholders’ Equity	763,580	718,812
Total liabilities and stockholders’ equity	$900,543	$852,056

Condensed Statements of Income

	Years Ended December 31
	2024	2023	2022
Operating Income (Expense)
Dividend income from subsidiaries	$38,000	$55,500	$34,750
Interest expense	(7,906)	(8,226)	(6,258)
Other income	117	431	45
Salaries and employee benefits	(5,351)	(3,502)	(2,551)
Other expense	(434)	(370)	(411)
Income Before Undistributed Income (Dividends in Excess) of Subsidiaries	24,426	43,833	25,575
Undistributed income (dividends in excess) of subsidiaries	8,198	(17,838)	66,473
Income Before Tax	32,624	25,995	92,048
Income tax benefit	2,805	1,986	1,360
Net Income Available to Common Shareholders	$35,429	$27,981	$93,408

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Condensed Statements of Comprehensive Income (Loss)

	Years Ended December 31
	2024	2023	2022
Net Income	$35,429	$27,981	$93,408
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	—	(523)	5,649
Reclassification adjustment for swap termination gain realized in income	—	(1,453)	—
Income tax effect	—	415	(1,186)
Changes from derivative instruments	—	(1,561)	4,463
Change in securities:
Unrealized gain (loss) for the period on available for sale securities	(120)	20,728	(147,345)
Reclassification of gain (loss) from available for sale securities to held to maturity securities	—	—	(794)
Amortization (accretion) from transfer of securities from available for sale to held to maturity securities	(657)	(691)	(1,236)
Reclassification adjustment for securities (gains) losses realized in income	39,140	32,052	—
Income tax effect	(8,055)	(10,939)	31,369
Unrealized gains (losses) on securities	30,308	41,150	(118,006)
Other Comprehensive Income (Loss), Net of Tax	30,308	39,589	(113,543)
Comprehensive Income (Loss)	$65,737	$67,570	$(20,135)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Condensed Statements of Cash Flows

	Years Ended December 31
	2024	2023	2022
Operating Activities
Net income	$35,429	$27,981	$93,408
Items not requiring (providing) cash
Dividends in excess (equity in undistributed net income) of subsidiaries	(8,198)	17,838	(66,473)
Change in:
Share based compensation	4,586	3,586	2,475
Other assets	(4,621)	7,184	(284)
Other liabilities	3,717	(413)	120
Net cash provided by operating activities	30,913	56,176	29,246
Investing Activities
Capital contribution to subsidiary	—	—	—
Other investing activities	1,829	1,762	—
Net cash provided by investing activities	1,829	1,762	—
Financing Activities
Other change in borrowings	—	378	388
Repurchase of outstanding stock	—	—	—
Dividends paid on common shares	(28,328)	(28,311)	(27,765)
Net settlement of share awards	(1,371)	(1,221)	(1,824)
Other	4,146	—	—
Stock option exercises	—	—	145
Repayment of subordinated notes	—	(3,132)	—
Net cash used in financing activities	(25,553)	(32,286)	(29,056)
Net Change in Cash and Cash Equivalents	7,189	25,652	190
Cash and Cash Equivalents at Beginning of Year	79,749	54,097	53,907
Cash and Cash Equivalents at End of Year	$86,938	$79,749	$54,097

Note 26 - Segment Reporting

Horizon Bancorp has one reportable segment. Business activities are managed on a consolidated basis and revenues are derived primarily through commercial banking, offering retail banking and private wealth management from North America. Horizon Bancorp’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance and allocates resources based on consolidated net income, as reported on the Consolidated Statement of Income, and the same accounting policies are applied as described in the Note 1 - Nature of Operations and Summary of Significant Accounting Policies.

The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the business or distribute dividends to shareholders. The CODM also uses net income in competitive analysis by benchmarking against Horizon Bancorp’s competitors. The competitive analysis, along with the monitoring of budgeted versus actual results, is used in assessing performance of the segment and in establishing management’s compensation.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 27 - Subsequent Events
As previously disclosed, during the three months ended December 31, 2024, the Company elected to transfer its mortgage warehouse loan portfolio at the lower of unamortized cost or fair market value to loans held for sale from the held for investment loan portfolio. On January 17, 2025, the Company completed the sale of its mortgage warehouse loan portfolio to an unrelated third party, resulting in a pre-tax gain of $7.0 million to be recognized during the three months ended March 31, 2025.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors, and Shareholders
Horizon Bancorp, Inc.
Michigan City, Indiana

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Horizon Bancorp, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2025, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses (“ACL”)
As described in Note 5 to the consolidated financial statements, the Company’s allowance for credit losses (“ACL”) was $52 million at December 31, 2024. The Company utilized the Cumulative Loss Rate method in determining expected future credit losses. The loss rate method measures the amount of loan charge–offs, net of recoveries, (“loan losses”) recognized over the life of a closed pool and compares those loan losses to the outstanding loan balance of that pool as of a specific point in time (“pool date”). The credit loss factors applied are determined based on the weighted-average of externally developed macroeconomic scenarios that take into consideration the Company’s economic outlook as derived through forecast macroeconomic variables. Management utilized economic forecast scenarios including both National and Regional econometrics, as well as management judgment, as the basis for the forecast period.
We identified the economic forecast adjustment element of the quantitative component of the ACL as a critical audit matter. The principal considerations for our determination included the significant judgment and estimation by management in the determination of a reasonable and supportable forecasts of macroeconomic variables.

The primary procedures we performed to address this critical audit matter included:
•We obtained an understanding of the Company’s process for establishing the ACL, including the economic forecast adjustment.
•Evaluated the design and tested the operating effectiveness of key controls over completeness and accuracy of inputs into the model, and the significant judgements applied in the application of economic forecast adjustments
•Assessed management’s process for developing the economic forecasting adjustments and determining the reasonableness of the forecasting adjustments applied in the ACL estimate which included:
◦Evaluating managements reasonable and supportable weighting of economic forecast scenarios, using evidence from internal and external sources.
◦Evaluating whether the macroeconomic variables selected by management to determine economic forecasts are correlated to historical net charge-offs of the Company.
•Evaluated the mathematical accuracy of the economic forecast adjustments applied in the ACL estimate.
•Evaluated the reasonableness of the overall ACL and related economic forecasting adjustments to determine whether the ACL appropriately reflects expected credit losses by assessing trends in relevant factors and evaluating the relationship of those trends to the overall ACL and related economic forecast adjustments applied to the ACL.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 1998.

Indianapolis, Indiana
March 14, 2025

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors, and Shareholders
Horizon Bancorp, Inc.
Michigan City, Indiana

Opinion on the Internal Control over Financial Reporting

We have audited Horizon Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024 and 2023, and for each of the three years in the period ended December 31, 2024, and our report dated March 14, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

/s/ Forvis Mazars, LLP

Indianapolis, Indiana
March 14, 2025

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
The consolidated financial statements in the Annual Report have been audited by Forvis Mazars, LLP, an independent registered public accounting firm, for 2024, 2023 and 2022. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

HORIZON BANCORP, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, Horizon has evaluated the effectiveness of the design and operation of its disclosure controls (as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of December 31, 2024, Horizon’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by Horizon in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow for timely decisions regarding disclosure.

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
Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that Horizon’s internal control over financial reporting as of December 31, 2024 was effective based on the specified criteria.
Attestation Report of Registered Public Accounting Firm

Forvis Mazars, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included in this Annual Report on Form 10–K in Item 8, following Forvis Mazars, LLP’s audit report.
Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that no changes in the Company's internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

None of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended December 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

HORIZON BANCORP, INC.
PART III
Certain information is omitted from this report pursuant to General Instruction G. (3) of Form 10–K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2024.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to Horizon’s directors and executive officers required by this item is found in the Proxy Statement under “Proposal I — Election of Directors” and “Information About Our Executive Officers”, respectively, and is incorporated into this report and item by reference.

The information relating to the Audit Committee of the Board of Directors required by this item is found in the Proxy Statement under “Corporate Governance — Audit Committee” and is incorporated into this report and item by reference.

The information contained under the section captioned “Delinquent Section 16(a) Reports” in the Proxy Statement is incorporated into this report and item by reference.
Horizon’s “Code of Ethics for Executive Officers and Directors” applies to its directors, chief executive officer and chief financial officer. The code is available on Horizon’s website at http://www.horizonbank.com/ in the section headed “About Us – Investor Relations” under the caption “Corporate Information – Corporate Governance.”
ITEM 11. EXECUTIVE COMPENSATION
The information on executive and director compensation and compensation committee matters required by this item can be found in the Proxy Statement under “Corporate Governance,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables”, "Other Compensation and Compensation-Related Policies" and “Compensation of Directors” and is incorporated into this report and item by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	94,798	$16.87	921,970
Equity compensation plans not approved by security holders	—	$—	—
	94,798	16.87	921,970
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed As Part of This Annual Report on Form 10–K:
1.    Financial Statements
The following financial statements are filed as part of this document under Item 8:
Consolidated Balance Sheets at December 31, 2024 and 2023
Consolidated Statements of Income, years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Comprehensive Income, years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Stockholders’ Equity, years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows, years ended December 31, 2024, 2023 and 2022 Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
2.    Financial Statement Schedules
Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.
3.    Exhibits
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number	Description	Incorporated by Reference/Attached

3.1	Amended and Restated Articles of Incorporation of Horizon Bancorp, Inc. effective May 16, 2018	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8–K filed on May 16, 2018

3.2	Amended and Restated Bylaws of Horizon Bancorp, Inc.	Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8–K filed on December 20, 2022

4.1	Description of Common Stock	Incorporated by reference to Exhibit 4.1 to Registrant's Form 10–K for the year ended December 31, 2020

4.2	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10–K for the year ended December 31, 2009

4.3	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10–K for the year ended December 31, 2009

4.4	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8–K filed on December 21, 2006

4.5	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8–K filed on December 21, 2006

4.6	Indenture for Subordinated Debt, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.1 to Registrant's Form 8–K filed on June 24, 2020

4.7	First Supplemental Indenture, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.2 to Registrant's Form 8–K filed on June 24, 2020

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
10.3*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders

10.4*	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on June 18, 2013

10.5*	Form of Nonqualified Stock Option Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on June 18, 2013

10.6*	Form of Performance Share Award Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on March 27, 2017

10.7*	Form of Performance Share Award Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on March 27, 2017

10.8*	Form of Restricted Stock Award Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9 to Registrant’s Form10–K filed on February 28, 2018

10.9*	Form of Restricted Stock Award Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10–K filed on February 28, 2018

10.10*	Horizon Bancorp, Inc. 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders

10.11*	Form of Restricted Stock Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on May 11, 2021

10.12*	Form of Restricted Stock Award Agreement (performance–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.13 to Registrant's Form 10–K filed on March 9, 2022

10.13*	Form of Restricted Stock Unit Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 to Registrant's Form 8–K filed on May 11, 2021

10.14*	Form of Restricted Stock Unit Award Agreement (performance–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.15 to Registrant's Form 10–K filed on March 9, 2022

10.15*	Form of Stock Option Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.6 to Registrant's Form 8–K filed on May 11, 2021

10.16*	1997 Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1997, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222329)

10.17*	2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222329)

10.18*	Horizon Bancorp Nonqualified Deferred Compensation Plan (effective as of January 1, 2025)	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 20, 2024

10.19*	1998 Directors Deferred Compensation Plan, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222330)

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
10.20*	Amended and Restated 2005 Directors Deferred Compensation Plan, dated December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222330)

10.21*	Description of Executive Officer Bonus Plan	Incorporated by reference to Exhibit 10.15 to Registrant's Form 10–K for the year ended December 31, 2020

10.22*	Employment Agreement (Mark E. Secor), dated as of November 6, 2023	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on November 7, 2023

10.23*	Amendment to Employment Agreement (Mark E. Secor), dated May 10, 2024	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on May 13, 2024.

10.24*	Amended and Restated Change in Control Agreement (Mark E. Secor), May 10, 2024	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8–K filed on May 13, 2024

10.25*	Change in Control Agreement (Kathie A. DeRuiter), dated January 1, 2020	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8–K filed on January 7, 2020

10.26*	Change in Control Agreement (Todd A. Etzler), dated January 1, 2020	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 8–K filed on January 7, 2020

10.27*	Amended and Restated Employment Agreement (Thomas M. Prame), dated June 1, 2023	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K filed on May 18, 2023

10.28*	Amended and Restated Change in Control Agreement (Thomas M. Prame), dated June 1, 2023	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on May 18, 2023

10.29*	Amendment to Change in Control Agreement (Kathie A. DeRuiter), dated December 1, 2022	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K filed on December 1, 2022

10.30*	Amendment to Change in Control Agreement (Todd A. Etzler), dated December 1, 2022	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on December 1, 2022

10.31*	Change in Control Agreement (Lynn M. Kerber), dated October 1, 2020	Incorporated by reference to Exhibit 10.33 to Registrant's Form 10–K filed on March 15, 2023

10.32*	Amendment to Change in Control Agreement (Lynn M. Kerber), dated December 1, 2022	Incorporated by reference to Exhibit 10.34 to Registrant's Form 10–K filed on March 15, 2023

10.34*	Employment Agreement (John R. Stewart), dated May 10, 2024	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 13, 2024

10.35*	Change in Control Agreement (John R. Stewart), dated May 10, 2024	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on May 13, 2024

14	Code of Ethics for Executive Officers and Directors	Incorporated by reference to Exhibit 14 to Registrant’s Form 8–K filed on December 21, 2017

19.1**	Insider Trading Policy	Attached

21	Subsidiaries of Horizon	Attached

23	Consent of Forvis Mazars, LLP	Attached

31.1	Certification of Thomas M. Prame pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of John R. Stewart pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
32.1	Certification of Thomas M. Prame pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of John R. Stewart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

97	Horizon Bancorp, Inc. Compensation Recovery Policy	Incorporated by reference to Exhibit 97 to Registrant’s Form 10-K filed on March 15, 2024

101	Inline Interactive Data Files	Attached

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Embedded Within the Inline XBRL Document
*    Indicates exhibits that describe or evidence management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10–K.
**    Portions of this exhibit have been redacted pursuant to Item 601(a)(6) of Regulation S-K. The Company undertakes to furnish a copy of all unredacted and omitted schedules and exhibits to the SEC upon its request.
ITEM 16. FORM 10–K SUMMARY
Not included.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Horizon Bancorp, Inc. Registrant

Date: March 14, 2025	By:	/s/ Thomas M. Prame
Thomas M. Prame Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2025	By:	/s/ John R. Stewart
John R. Stewart Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date	Signature and Title

March 14, 2025	/s/ Craig M. Dwight
Craig M. Dwight, Chairman of the Board and Director

March 14, 2025	/s/ Kevin W. Ahern
Kevin W. Ahern, Director

March 14, 2025	/s/ Eric P. Blackhurst
Eric P. Blackhurst, Director

March 14, 2025	/s/ Lawernce E. Burnell
Lawernce E. Burnell, Director

March 14, 2025	/s/ James B. Dworkin
James B. Dworkin, Director

March 14, 2025	/s/ Julie Scheck Freigang
Julie Scheck Freigang, Director

March 14, 2025	/s/ Brian W. Maass
Brian W. Maass, Director

March 14, 2025	/s/ Michele M. Magnuson
Michele M. Magnuson, Director

March 14, 2025	/s/ Steven W. Reed
Steven W. Reed, Director

March 14, 2025	/s/ Vanessa P. Williams
Vanessa P. Williams, Director