Form 10-Q
period 2025-03-31
HORIZON BANCORP INC /IN/
filed 2025-05-08
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,097,291 shares of Common Stock, no par value, at May 7, 2025.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31, 2025	December 31, 2024

Assets
Cash and due from banks	$89,643	$92,300
Interest-bearing deposits in banks	80,023	201,131
Total cash and cash equivalents	169,666	293,431
Interest earning time deposits	—	735
Investment securities, available for sale	231,431	233,677
Investment securities, held to maturity (fair value of $1,550,127 and $1,566,268 )	1,843,851	1,867,690
Loans held for sale	3,253	67,597
Loans, net of allowance for credit losses of $52,654 and $51,980	4,857,161	4,795,060
Premises and equipment, net	93,499	93,864
Federal Home Loan Bank stock	45,412	53,826
Goodwill	155,211	155,211
Other intangible assets	9,407	10,223
Interest receivable	38,663	39,747
Cash value of life insurance	37,409	37,450
Other assets	143,675	152,635
Total assets	$7,628,638	$7,801,146
Liabilities
Deposits
Non-interest bearing	$1,127,324	$1,064,818
Interest bearing	4,638,459	4,535,834
Total deposits	5,765,783	5,600,652
Short and long term borrowings	900,069	1,232,252
Subordinated notes	55,772	55,738
Junior subordinated debentures issued to capital trusts	57,531	57,477
Interest payable	11,441	11,137
Other liabilities	61,981	80,308
Total liabilities	6,852,577	7,037,564
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares	—	—
44,097,291 and 44,226,819 shares issued at March 31, 2025 and December 31, 2024, respectively
Additional paid-in capital	360,522	363,761
Retained earnings	452,945	436,122
Accumulated other comprehensive income (loss)	(37,406)	(36,301)
Total stockholders’ equity	776,061	763,582
Total liabilities and stockholders’ equity	$7,628,638	$7,801,146
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Interest Income
Interest and fees on loans	$74,457	$66,954
Investment securities - taxable	6,039	7,362
Investment securities - tax exempt	6,192	6,451
Other	2,487	4,497
Total interest income	89,175	85,264
Interest Expense
Deposits	25,601	27,990
Short and long term borrowings	9,188	11,930
Subordinated notes	829	831
Junior subordinated debentures issued to capital trusts	1,290	1,225
Total interest expense	36,908	41,976
Net Interest Income	52,267	43,288
Credit loss expense	1,376	805
Net Interest Income after Provision for Loan Losses	50,891	42,483
Non-interest Income
Service charges on deposit accounts	3,208	3,214
Wire transfer fees	71	101
Interchange fees	3,241	3,109
Fiduciary activities	1,326	1,315
Loss on sale of investment securities	(407)	—
Gain on sale of mortgage loans	1,076	626
Mortgage servicing income net of impairment	385	439
Increase in cash value of bank owned life insurance	335	298
Other income	7,264	827
Total non-interest income	16,499	9,929
Non-interest Expense
Salaries and employee benefits	22,414	20,268
Net occupancy expenses	3,702	3,546
Data processing	2,872	2,464
Professional fees	826	607
Outside services and consultants	3,265	3,359
Loan expense	689	719
FDIC insurance expense	1,288	1,320
Core deposit intangible amortization	816	872
Merger related expense	305	—
Other losses	228	16
Other expense	2,901	3,936
Total non-interest expense	39,306	37,107
Income Before Income Taxes	28,084	15,305
Income tax expense	4,141	1,314
Net Income Available to Common Shareholders	$23,943	$13,991
Basic Earnings Per Share	$0.55	$0.32
Diluted Earnings Per Share	$0.54	$0.32
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar Amounts in Thousands)

	Three Month Ended
	March 31
	2025	2024
Net Income	$23,943	$13,991
Other Comprehensive Income (Loss)
Change in securities:
Unrealized gain (loss) for the period on AFS securities	(1,640)	(5,748)
Amortization from transfer of securities from available for sale to held to maturity securities	(166)	(160)
Reclassification adjustment for securities (gains) losses realized in income	407	—
Income tax effect	294	1,241
Unrealized gains (losses) on securities	(1,105)	(4,667)
Other Comprehensive Income (Loss), Net of Tax	(1,105)	(4,667)
Comprehensive Income	$22,838	$9,324
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

Three Months Ended

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2024	$—	$—	$356,400	$429,021	$(66,609)	$718,812
Net income	—	—	—	13,991	—	13,991
Other comprehensive loss, net of tax	—	—	—	—	(4,667)	(4,667)
Amortization of unearned compensation	—	—	907	—	—	907
Net settlement of share awards	—	—	(708)	—	—	(708)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,085)	—	(7,085)
Balances, March 31, 2024	$—	$—	$356,599	$435,927	$(71,276)	$721,250

Balances, January 1, 2025	—	—	363,761	436,122	(36,301)	763,582
Net income	—	—	—	23,943	—	23,943
Other comprehensive loss, net of tax	—	—	—	—	(1,105)	(1,105)
Amortization of unearned compensation	—	—	459	—	—	459
Net settlement of share awards	—	—	(3,698)	—	—	(3,698)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,120)	—	(7,120)
Balances, March 31, 2025	$—	$—	$360,522	$452,945	$(37,406)	$776,061
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Operating Activities
Net income	$23,943	$13,991
Items not requiring (providing) cash
Provision for credit losses	1,376	805
Depreciation and amortization	2,475	2,649
Share based compensation	459	907
Amortization of mortgage servicing rights	507	476
Net amortization of premiums and discounts on securities	1,885	2,182
Loss on sale of investment securities	407	—
Gain on sale of mortgage loans	(1,076)	(626)
Gain on sale of portfolio loans	(7,000)	—
Proceeds from sales of loans	26,073	21,432
Loans originated for sale	(26,407)	(20,517)
Gain on cash value life insurance	(335)	(298)
Gain on other real estate owned	(13)	(64)
Net change in:
Interest receivable	1,084	(1,298)
Interest payable	304	(14,396)
Other assets	9,741	(4,548)
Other liabilities	(18,178)	5,849
Net cash provided by operating activities	$15,244	$6,544
Investing Activities
Proceeds from sales of securities available for sale	4,132	—
Proceeds from maturities, calls and principal repayments of securities available for sale	597	4,369
Proceeds from maturities of securities held to maturity	17,683	18,233
Net change in interest-earning time deposits	735	490
Purchase of FHLB stock	—	(19,317)
Redemption of FHLB stock	8,414	—
Purchase of loans	—	(153,743)
Proceeds from sale of portfolio loans	54,990	—
Net change in loans	(47,159)	(47,365)
Proceeds on the sale of OREO and repossessed assets	221	369
Premises and equipment expenditures	(1,129)	(1,178)
Proceeds from bank owned life insurance	376	22,917
Net cash provided by (used in) investing activities	$38,860	$(175,225)
Financing Activities
Net change in deposits	165,131	(85,023)
Proceeds from borrowings	200,000	403,026
Repayment of borrowings	(530,123)	(400,235)
Net change in repurchase agreements	(2,060)	3,280
Net settlement of share awards	(3,698)	(708)
Dividends paid on common stock	(7,120)	(7,086)
Net cash used in financing activities	$(177,870)	$(86,746)
Net Change in Cash and Cash Equivalents	$(123,765)	$(255,427)
Cash and Cash Equivalents, Beginning of Period	$293,431	$526,515
Cash and Cash Equivalents, End of Period	$169,666	$271,088
Additional Supplemental Information
Interest paid	$36,605	$56,372
Income taxes paid	360	—
Transfer of loans to other real estate and repossessed assets	1,034	253
Transfer of held to maturity securities to available for sale	4,539	—
Cash dividends declared, not paid	7,088	7,156
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

Nature of Business and Basis of Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2025 and March 31, 2024 are not necessarily indicative of the operating results for the full year of 2025 or 2024. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10–K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on March 14, 2025 (the “2024 Annual Report on Form 10–K”).. The condensed consolidated balance sheet of Horizon as of December 31, 2024 has been derived from the audited balance sheet as of that date.
Horizon Bancorp has one reportable segment. Business activities are managed on a consolidated basis and revenues are derived primarily through commercial banking, offering retail banking and private wealth management from North America. Horizon Bancorp’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance and allocates resources based on consolidated net income, as reported on the Consolidated Statement of Income, and the same accounting policies are applied as described in the Note 1 - Nature of Operations and Summary of Significant Accounting Policies included in Horizon’s 2024 Annual Report on Form 10–K.

The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the business or distribute dividends to shareholders. The CODM also uses net income in competitive analysis by benchmarking against Horizon Bancorp’s competitors. The competitive analysis, along with the monitoring of budgeted versus actual results, is used in assessing performance of the segment and in establishing management’s compensation
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of March 31, 2025, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended
(dollar amounts in thousands, except per share)	March 31, 2025	March 31, 2024
Basic earnings per share
Net income	$23,943	$13,991
Weighted average common shares outstanding	43,777,109	43,663,610
Basic earnings per share	$0.55	$0.32
Diluted earnings per share
Net income available to common shareholders	23,943	13,991
Weighted average common shares outstanding	43,777,109	43,663,610
Effect of dilutive securities:
Restricted stock	176,245	205,054
Stock options	810	5,372
Weighted average common shares outstanding	43,954,164	43,874,036
Diluted Earnings per Share	$0.54	$0.32
There were 202,139 shares for the three months ended March 31, 2025 which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 86,353 shares for the three months ended March 31, 2024 which were not included in the computation of diluted earnings per share because they were non–dilutive.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Securities
The fair value of securities is as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$2,258	$—	$(408)	$1,850
State and municipal	243,099	—	(43,670)	199,429
U.S. government agency mortgage-backed securities	17,394	—	(2,932)	14,462
Corporate notes	18,258	—	(2,568)	15,690
Total available for sale investment securities	$281,009	$—	$(49,578)	$231,431

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity
U.S. Treasury, federal agencies, and government sponsored agencies	$275,854	$—	$(34,442)	$241,412
State and municipal	1,039,749	880	(191,006)	849,623
U.S. government agency mortgage-backed securities	343,057	—	(47,415)	295,642
Private labeled mortgage–backed pools	28,558	—	(3,489)	25,069
Corporate notes	156,773	—	(18,392)	138,381
Total held to maturity investment securities	$1,843,991	$880	$(294,744)	$1,550,127
Less: Allowance for credit losses	(140)
Held to maturity securities, net of allowance for credit losses	$1,843,851

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$2,258	$—	$(457)	$1,801
State and municipal	243,521	—	(41,687)	201,834
U.S. government agency mortgage-backed securities	17,984	—	(3,441)	14,543
Corporate notes	18,259	—	(2,760)	15,499
Total available for sale investment securities	$282,022	$—	$(48,345)	$233,677

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity
U.S. Treasury, federal agencies, and government sponsored agencies	$278,383	$—	$(39,253)	$239,130
State and municipal	1,048,862	958	(183,114)	866,706
U.S. government agency mortgage-backed securities	349,726	—	(54,904)	294,822
Private labeled mortgage–backed pools	29,278	—	(3,958)	25,320
Corporate notes	161,599	—	(21,309)	140,290
Total held to maturity investment securities	$1,867,848	$958	$(302,538)	$1,566,268
Less: Allowance for credit losses	(158)
Held to maturity securities, net of allowance for credit losses	$1,867,690

The amortized cost and fair value of securities available for sale and held to maturity at March 31, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$—	$—	$—	$—
One to five years	190	164	—	—
Five to ten years	183,815	149,725	173,533	141,915
After ten years	79,610	67,080	90,505	77,219
	263,615	216,969	264,038	219,134
U.S. government agency mortgage-backed securities	17,394	14,462	17,984	14,543
Total available for sale investment securities	$281,009	$231,431	$282,022	$233,677
Held to maturity
Within one year	$53,179	$52,656	$59,129	$58,304
One to five years	290,483	274,198	298,362	278,007
Five to ten years	369,687	316,976	366,493	312,748
After ten years	759,027	585,586	764,860	597,067
	1,472,376	1,229,416	1,488,844	1,246,126
U.S. government agency mortgage-backed securities	343,057	295,642	349,726	294,822
Private labeled mortgage-backed pools	28,558	25,069	29,278	25,320
Total held to maturity investment securities	$1,843,991	$1,550,127	$1,867,848	$1,566,268

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

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$1,850	$(408)	$1,850	$(408)
State and municipal	—	—	199,429	(43,670)	199,429	(43,670)
U.S. government agency mortgage-backed securities	—	—	14,462	(2,932)	14,462	(2,932)
Corporate notes	—	—	15,690	(2,568)	15,690	(2,568)
Total available for sale investment securities	$—	$—	$231,431	$(49,578)	$231,431	$(49,578)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$1,801	$(457)	$1,801	$(457)
State and municipal	—	—	201,834	(41,687)	201,834	(41,687)
U.S. government agency mortgage-backed securities	—	—	14,543	(3,441)	14,543	(3,441)
Corporate notes	—	—	15,499	(2,760)	15,499	(2,760)
Total available for sale investment securities	$—	$—	$233,677	$(48,345)	$233,677	$(48,345)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of March 31, 2025 and December 31, 2024, the Company had 2,082 and 2,115 securities, respectively, with market values below their cost basis. The total fair value of these investments at March 31, 2025 and December 31, 2024 remained consistent at $1.8 billion, which is approximately 86.0% of the Company's available for sale and held to maturity securities portfolio.
No allowance for credit losses for available for sale debt securities was recorded at March 31, 2025 or December 31, 2024.
The allowance for credit losses for held to maturity securities is a contra asset valuation account that is deducted from the carrying amount of held to maturity securities to present the net amount expected to be collected. Held to maturity securities are charged off against the allowance for credit loss when deemed uncollectible. Adjustments to the allowance for credit loss are reported in our Condensed Consolidated Statements of Income in credit loss expense. We measure expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Government-sponsored treasuries, agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and municipal, private label mortgage-backed and corporate note held to maturity securities, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. As of March 31, 2025 and December 31, 2024, there were no past due principal and interest payments associated with these securities. An allowance for credit loss of $140 thousand and $158 thousand was recorded on these securities based on applying the long-term historical rating agency credit loss rate for similarly rated securities at March 31, 2025 and December 31, 2024, respectively.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. The Company applies ratings derived from Nationally Recognized Statistical Rating Organizations ("NRSRO"), specifically Moody's and Standard & Poor's. For state and municipal securities where no rating is available from the NRSROs, a consistent internally-assigned rating methodology is applied. The amortized cost of these securities in the following tables subject to this methodology totaled $119.1 million as of March 31, 2025, and $125.0 million as of December 31, 2024.
The following table summarizes credit ratings of our held-to-maturity securities at amortized cost for the periods indicated:

March 31, 2025	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$275,854	$—	$—	$—	$—	$275,854
State and municipal	271,635	694,742	68,297	3,204	—	1,871	1,039,749
U.S. government agency mortgage-backed securities	343,057	—	—	—	—	—	343,057
Private labeled mortgage-backed pools	28,558	—	—	—	—	—	28,558
Corporate notes	—	6,167	11,478	75,439	—	63,689	156,773
Total	$643,250	$976,763	$79,775	$78,643	$—	$65,560	$1,843,991

December 31, 2024	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$278,383	$—	$—	$—	$—	$278,383
State and municipal	273,629	698,428	66,079	10,726	—	—	1,048,862
U.S. government agency mortgage-backed securities	349,726	—	—	—	—	—	349,726
Private labeled mortgage-backed pools	29,278	—	—	—	—	—	29,278
Corporate notes	—	6,176	11,549	75,603	4,543	63,728	161,599
Total	$652,633	$982,987	$77,628	$86,329	$4,543	$63,728	$1,867,848

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three months ended March 31, 2025 and 2024.

	March 31, 2025	March 31, 2024
Beginning balance	$158	$157
Credit loss expense (benefit)	(18)	1
Ending balance	$140	$158
Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $12.4 million at March 31, 2025 and $12.7 million at December 31, 2024 and is excluded from the estimate of credit losses.
The U.S. government sponsored entities and agencies and mortgage–backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Based on an evaluation of available evidence, management believes the unrealized losses on available for sale state and municipal securities, private labeled mortgage–backed pools and corporate notes were due to changes in interest rates. Due to the contractual terms, the issuers of state and municipal securities are not allowed to settle for less than the amortized cost of the security. In addition, the Company does not intend to sell these securities prior to the recovery of the amortized cost, which may not occur until maturity. No allowance for credit losses was recognized for available for sale debt securities at March 31, 2025 and December 31, 2024.
During the three months ended March 31, 2025, the Company transferred and sold one corporate debt security classified as held-to-maturity as a result of a significant downgrade in the published credit rating in February 2025. The net carrying amount and fair value of the transferred and sold security at the time of transfer was $4.6 million and $4.1 million, respectively, and resulted in a realized loss of $0.4 million upon sale that was recorded in losses on sale of investment securities within the condensed consolidated statement of income for the three months ended March 31, 2025.
Information regarding security proceeds, gross gains and gross losses are presented below.

	March 31, 2025	March 31, 2024
Sales of securities available for sale
Proceeds	$4,132	$—
Gross gains	—	—
Gross losses	(407)	—
The tax benefit of the proceeds from the sale of securities available for sale was $0.1 million and zero for the three months ended March 31, 2025 and 2024.
The Company pledges securities related to borrowings capacity at the Federal Reserve and Federal Home Loan Bank. The following table represents the fair value and amortized costs of these pledged securities.

	March 31, 2025		December 31, 2024
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Pledge securities for borrowing availability at the Federal Reserve	$832,429	$1,026,315	$851,384	$1,032,916
Pledge securities for FHLB borrowings	$280,180	$327,837	$279,136	$333,613

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
The following table presents outstanding loans held for investment by portfolio class, as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Commercial
Owner occupied real estate	$686,043	$667,165
Non–owner occupied real estate	1,541,293	1,501,456
Residential spec homes	16,961	15,611
Development & spec land	18,613	18,627
Commercial and industrial	918,541	875,297
Total commercial	3,181,451	3,078,156
Real estate
Residential mortgage	781,507	783,961
Residential construction	20,219	18,948
Total real estate	801,726	802,909
Consumer
Direct installment	92,323	97,190
Indirect installment	267,718	303,901
Home equity	566,597	564,884
Total consumer	926,638	965,975
Total loans	4,909,815	4,847,040
Allowance for credit losses	(52,654)	(51,980)
Net loans	$4,857,161	$4,795,060
Total loans include net unearned discounts and deferred loan costs of $13.5 million at March 31, 2025 and $14.9 million at December 31, 2024, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Non–performing Loans

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at March 31, 2025:

	March 31, 2025
	Total Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$4,541	$239	$1,475
Non–owner occupied real estate	433	—	433
Residential spec homes	—	—	—
Development & spec land	537	—	537
Commercial and industrial	2,661	95	1,635
Total commercial	8,172	334	4,080
Real estate
Residential mortgage	12,763	—	—
Residential construction	—	—	—
Total real estate	12,763	—	—
Consumer
Direct installment	264	327	—
Indirect installment	1,586	130	—
Home equity	6,025	791	—
Total consumer	7,875	1,248	—
Total	$28,810	$1,582	$4,080

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loan at December 31, 2024:

	December 31, 2024
	Total Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$2,448	$—	$1,419
Non–owner occupied real estate	444	—	444
Residential spec homes	—	—	—
Development & spec land	534	—	534
Commercial and industrial	2,232	—	1,239
Total commercial	5,658	—	3,636
Real estate
Residential mortgage	11,215	—	—
Residential construction	—	—	—
Total real estate	11,215	—	—
Consumer
Direct installment	338	128	—
Indirect installment	1,542	358	—
Home equity	7,039	680	—
Total consumer	8,919	1,166	—
Total	$25,792	$1,166	$3,636
There was no interest income recognized on non-accrual loans during the three months ended March 31, 2025 and 2024, respectively, while the loans were in non-accrual status.
The amount of accrued interest receivable written off by the Company by reversing interest income was not material for the during the three months ended March 31, 2025 and 2024, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan at March 31, 2025:

	March 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$680,066	$1,085	$389	$4,503	$5,977	$686,043
Non–owner occupied real estate	1,540,379	914	—	—	914	1,541,293
Residential spec homes	16,961	—	—	—	—	16,961
Development & spec land	18,613	—	—	—	—	18,613
Commercial and industrial	913,898	1,040	1,505	2,098	4,643	918,541
Total commercial	3,169,917	3,039	1,894	6,601	11,534	3,181,451
Real estate
Residential mortgage	773,142	3,105	688	4,572	8,365	781,507
Residential construction	20,219	—	—	—	—	20,219
Total real estate	793,361	3,105	688	4,572	8,365	801,726
Consumer
Direct installment	90,649	938	334	402	1,674	92,323
Indirect installment	263,194	3,369	394	761	4,524	267,718
Home equity	554,203	7,061	1,104	4,229	12,394	566,597
Total consumer	908,046	11,368	1,832	5,392	18,592	926,638
Total	$4,871,324	$17,512	$4,414	$16,565	$38,491	$4,909,815

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan at December 31, 2024:

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$665,875	$1,195	$—	$95	$1,290	$667,165
Non–owner occupied real estate	1,500,229	931	—	296	1,227	1,501,456
Residential spec homes	15,611	—	—	—	—	15,611
Development & spec land	18,627	—	—	—	—	18,627
Commercial and industrial	872,893	2,155	70	179	2,404	875,297
Total commercial	3,073,235	4,281	70	570	4,921	3,078,156
Real estate
Residential mortgage	773,214	—	4,163	6,584	10,747	783,961
Residential construction	18,948	—	—	—	—	18,948
Total real estate	792,162	—	4,163	6,584	10,747	802,909
Consumer
Direct installment	95,337	1,325	181	347	1,853	97,190
Indirect installment	298,048	4,179	806	868	5,853	303,901
Home equity	551,483	7,143	1,537	4,721	13,401	564,884
Total consumer	944,868	12,647	2,524	5,936	21,107	965,975
Total	$4,810,265	$16,928	$6,757	$13,090	$36,775	$4,847,040
The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.
Modified Loans
The following tables detail the amortized cost at March 31, 2025 of loans that were modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and the amortized cost at March 31, 2024, of loans that were modified to borrowers experiencing financial difficulty during the three ended March 31, 2024:

	Three Months Ended March 31, 2025
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$—	$—	$653	$—	$653	0.10%
Non-owner occupied real estate	433	—	—	—	433	0.03%
Development spec & land	537	—	—	—	537	2.89%
Commercial and industrial	363	—	752	—	1,115	0.12%
Total	$1,333	$—	$1,405	$—	$2,738	0.06%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31, 2024
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment
Commercial
Owner occupied real estate	$1,948	$—	$—	$—	$1,948	0.30%
Non-owner occupied real estate	—	—	—	—	—	—%
Development spec & land	863	—	—	—	863	2.60%
Commercial and industrial	479	—	25	40	544	0.07%
Total	$3,290	$—	$25	$40	$3,355	0.07%
The following tables summarize the financial impacts of loan modifications and payment deferrals, as applicable, during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	—	—	6	—
Non-owner occupied real estate	14	—	—	—
Development spec & land	18	—	—	—
Commercial and industrial	11	—	6	—

	Three Months Ended March 31, 2024
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	9	—	—	—
Non-owner occupied real estate	—	—	—	—
Development spec & land	3	—	—	—
Commercial and industrial	6	—	3	Weighted average term extension of 99 months & Weighted average interest rate reduction of 4.85%
The financial impacts of the modifications did not significantly impact our determination of the allowance for credit losses during the periods presented above.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the amortized cost basis at March 31, 2025 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	March 31, 2025
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$3,070	$651	$2,038	$5,759
Non-owner occupied real estate	927	—	—	927
Development spec & land	537	—	—	537
Commercial and industrial	3,959	136	—	4,095
Total	$8,493	$787	$2,038	$11,318

The following table presents the amortized cost basis at March 31, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	March 31, 2024
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$748	$—	$—	$748
Non-owner occupied real estate	2,090	—	966	3,056
Development spec & land	17	—	—	17
Commercial and industrial	3,690	287	—	3,977
Total	$6,545	$287	$966	$7,798

The following table provides the $2.8 million amortized cost basis of financing receivables that were modified in the form of term extension and other than significant payment delay in the last twelve months and were in payment default at March 31, 2025.

	March 31, 2025
	Other-than-Insignificant Payment Delay	Term Extension	Total
Commercial and Industrial	$—	$136	$136
Owner Occupied	651	2,038	2,689
Total	$651	$2,174	$2,825

The following table provides the $1.3 million amortized cost basis of financing receivables that were modified in the form of term extension and term extension & rate reduction in the last twelve months and were in payment default at March 31, 2024.

	March 31, 2024
	Term Extension	Term Extension & Rate Reduction	Total
Commercial and Industrial	$219	$69	$287
Owner Occupied	966	—	966
Total	$1,184	$69	$1,253

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
The tables below present the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses, at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Real Estate	Accounts Receivable/ Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$4,541	$—	$—	$4,541	$320
Non–owner occupied real estate	433	—	—	433	—
Development & spec land	537	—	—	537	—
Commercial and industrial	1,611	1,049	—	2,660	661
Total commercial	7,122	1,049	—	8,171	981
Total collateral dependent loans	$7,122	$1,049	$—	$8,171	$981

(1) Collateral dependent loans had a collateral fair value of $5.6 million at March 31, 2025

	December 31, 2024
	Real Estate	Accounts Receivable/ Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$2,448	$—	$—	$2,448	$224
Non–owner occupied real estate	444	—	—	444	—
Development & spec land	534	—	—	534	—
Commercial and industrial	1,756	476	—	2,232	731
Total commercial	5,182	476	—	5,658	955
Total collateral dependent loans	$5,182	$476	$—	$5,658	$955

(1) Collateral dependent loans had a collateral fair value of $6.3 million at December 31, 2024
As of March 31, 2025, the Company had a carrying value of $1.0 million of repossessed assets. As of March 31, 2025, the Company had a recorded net investment of $0.9 million of consumer mortgage loans in which foreclosure proceedings have commenced. Repossessed assets are a component of other assets within the condensed consolidated balance sheet.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at March 31, 2025.

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$25,795	$74,871	$75,303	$86,940	$67,176	$212,165	$95,697	$18,180	$656,127
Special Mention	—	358	—	—	1,746	4,341	2,581	100	9,126
Substandard	—	2,969	8,737	3,677	—	4,907	—	500	20,790
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$25,795	$78,198	$84,040	$90,617	$68,922	$221,413	$98,278	$18,780	$686,043
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non–owner occupied real estate
Pass	$47,872	$187,693	$112,711	$240,275	$126,788	$432,610	$322,229	$11,852	$1,482,030
Special Mention	—	—	5,091	16,410	1,227	31,129	—	—	53,857
Substandard	—	83	—	—	—	5,323	—	—	5,406
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$47,872	$187,776	$117,802	$256,685	$128,015	$469,062	$322,229	$11,852	$1,541,293
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential spec homes
Pass	$—	$360	$—	$—	$420	$—	$12,041	$4,140	$16,961
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$360	$—	$—	$420	$—	$12,041	$4,140	$16,961
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Development & spec land
Pass	$672	$818	$4,094	$777	$1,012	$2,312	$7,677	$404	$17,766
Special Mention	—	—	—	—	—	310	—	—	310
Substandard	—	—	—	—	—	—	537	—	537
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$672	$818	$4,094	$777	$1,012	$2,622	$8,214	$404	$18,613
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$145,152	$163,615	$94,714	$132,654	$66,821	$57,939	$43,633	$166,859	$871,387
Special Mention	1,467	892	596	659	28	984	11,636	12,797	29,059
Substandard	—	1,505	7,675	854	95	2,806	1,144	4,016	18,095
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$146,619	$166,012	$102,985	$134,167	$66,944	$61,729	$56,413	$183,672	$918,541
Gross charge-offs during period	$—	$—	$—	$—	$—	$2	$5	$—	$7
Total commercial	$220,958	$433,164	$308,921	$482,246	$265,313	$754,826	$497,175	$218,848	$3,181,451

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$20,825	$68,770	$133,286	$158,514	$137,623	$249,726	$—	$—	$768,744
Non–performing	—	329	3,437	1,938	1,451	5,608	—	—	12,763
Total residential mortgage	$20,825	$69,099	$136,723	$160,452	$139,074	$255,334	$—	$—	$781,507
Gross charge-offs during period	$—	$—	$—	$—	$—	$2	$—	$—	$2

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$20,219	$—	$20,219
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$20,219	$—	$20,219
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total real estate	$20,825	$69,099	$136,723	$160,452	$139,074	$255,334	$20,219	$—	$801,726

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$3,333	$9,187	$56,629	$8,678	$4,705	$7,337	$34	$1,830	$91,732
Non–performing	—	1	465	43	50	32	—	—	591
Total direct installment	$3,333	$9,188	$57,094	$8,721	$4,755	$7,369	$34	$1,830	$92,323
Gross charge-offs during period	$—	$27	$15	$26	$6	$—	$4	$—	$78

Indirect installment
Performing	$—	$24,257	$63,841	$115,978	$42,833	$19,093	$—	$—	$266,002
Non–performing	—	45	302	772	302	295	—	—	1,716
Total indirect installment	$—	$24,302	$64,143	$116,750	$43,135	$19,388	$—	$—	$267,718
Gross charge-offs during period	$—	$135	$174	$297	$58	$82	$—	$—	$746

Home equity
Performing	$3,287	$13,105	$20,460	$15,387	$4,972	$10,160	$25,997	$466,413	$559,781
Non–performing	—	48	481	460	—	296	5,531	—	6,816
Total home equity	$3,287	$13,153	$20,941	$15,847	$4,972	$10,456	$31,528	$466,413	$566,597
Gross charge-offs during period	$—	$—	$—	$7	$—	$4	$618	$—	$629
Total consumer	$6,620	$46,643	$142,178	$141,318	$52,862	$37,213	$31,562	$468,243	$926,638

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at December 31, 2024.

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$75,649	$74,305	$90,872	$68,978	$36,778	$178,936	$92,227	$12,365	$630,110
Special Mention	129	—	1,724	1,769	142	8,759	—	100	12,623
Substandard	2,970	8,761	1,051	6,307	—	4,843	—	500	24,432
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$78,748	$83,066	$93,647	$77,054	$36,920	$192,538	$92,227	$12,965	$667,165
Gross charge-offs during period	$—	$—	$—	$—	$—	$1	$—	$—	$1

Non–owner occupied real estate
Pass	$194,167	$115,378	$244,266	$133,689	$100,688	$344,558	$298,288	$11,726	$1,442,760
Special Mention	—	4,211	16,409	1,249	—	31,083	—	—	52,952
Substandard	83	297	—	—	—	5,364	—	—	5,744
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$194,250	$119,886	$260,675	$134,938	$100,688	$381,005	$298,288	$11,726	$1,501,456
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential spec homes
Pass	$362	$—	$—	$420	$—	$—	$10,986	$3,843	$15,611
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$362	$—	$—	$420	$—	$—	$10,986	$3,843	$15,611
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Development & spec land
Pass	$819	$4,139	$788	$1,133	$328	$2,039	$7,931	$599	$17,776
Special Mention	—	—	—	—	—	317	—	—	317
Substandard	—	—	—	—	—	—	534	—	534
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$819	$4,139	$788	$1,133	$328	$2,356	$8,465	$599	$18,627
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$242,562	$105,877	$128,707	$73,008	$6,954	$54,764	$48,313	$179,370	$839,555
Special Mention	1,246	324	1,245	28	1	1,573	9,519	9,281	23,217
Substandard	843	2,599	318	217	266	3,170	1,003	4,109	12,525
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$244,651	$108,800	$130,270	$73,253	$7,221	$59,507	$58,835	$192,760	$875,297
Gross charge-offs during period	$—	$—	$—	$—	$—	$45	$108	$—	$153
Total commercial	$518,830	$315,891	$485,380	$286,798	$145,157	$635,406	$468,801	$221,893	$3,078,156

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$69,264	$145,927	$160,780	$140,310	$78,563	$177,902	$—	$—	$772,746
Non–performing	201	1,619	2,125	1,472	706	5,092	—	—	11,215
Total residential mortgage	$69,465	$147,546	$162,905	$141,782	$79,269	$182,994	$—	$—	$783,961
Gross charge-offs during period	$—	$—	$—	$—	$—	$5	$—	$—	$5

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$18,948	$—	$18,948
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$18,948	$—	$18,948
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Mortgage warehouse
Performing	$—	$—	$—	$—	$—	$—	$—	$—	$—
Non–performing	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total real estate	$69,465	$147,546	$162,905	$141,782	$79,269	$182,994	$18,948	$—	$802,909

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$11,306	$59,850	$9,510	$5,398	$2,679	$6,003	$60	$1,918	$96,724
Non–performing	1	374	46	19	—	26	—	—	466
Total direct installment	$11,307	$60,224	$9,556	$5,417	$2,679	$6,029	$60	$1,918	$97,190
Gross charge-offs during period	$72	$93	$169	$1	$35	$78	$9	$—	$457

Indirect installment
Performing	$26,839	$70,143	$130,610	$49,458	$17,647	$7,304	$—	$—	$302,001
Non–performing	—	425	800	304	242	129	—	—	1,900
Total indirect installment	$26,839	$70,568	$131,410	$49,762	$17,889	$7,433	$—	$—	$303,901
Gross charge-offs during period	$161	$449	$1,345	$527	$188	$99	$—	$—	$2,769

Home equity
Performing	$13,552	$21,845	$16,136	$5,110	$1,902	$9,210	$18,657	$470,753	$557,165
Non–performing	—	421	426	—	30	296	6,465	81	7,719
Total home equity	$13,552	$22,266	$16,562	$5,110	$1,932	$9,506	$25,122	$470,834	$564,884
Gross charge-offs during period	$—	$23	$52	$88	$—	$39	$110	$11	$323
Total consumer	$51,698	$153,058	$157,528	$60,289	$22,500	$22,968	$25,182	$472,752	$965,975

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$30,953	$2,715	$—	$18,312	$51,980
Credit loss expense (recovery)	1,640	405	—	(502)	1,543
Charge-offs	(7)	(2)	—	(1,453)	(1,462)
Recoveries	54	49	—	490	593
Balance, end of period	$32,640	$3,167	$—	$16,847	$52,654

	Three Months Ended March 31, 2024
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$29,736	$2,503	$481	$17,309	$50,029
Credit loss expense (recovery)	606	147	178	(262)	669
Charge-offs	114	(1)	—	(823)	(710)
Recoveries	58	6	—	335	399
Balance, end of period	$30,514	$2,655	$659	$16,559	$50,387

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the accrued interest on our loan portfolio was $25.1 million and 25.6 million, respectively.
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

	Three Month Ended
	March 31, 2025			45382	March 31, 2024
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance		Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$1,385	$(253)	$1,132		$—	$—	$—
Real Estate	61	11	72		64	(18)	46
Mortgage Warehouse	—	—	—		—	—	—
Consumer	703	93	796		551	153	704
Total	$2,149	$(149)	$2,000		$615	$135	$750
Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.42 billion and $1.44 billion at March 31, 2025 and December 31, 2024.

Activity for mortgage servicing rights and the related impairment allowance were as follows:

	Three Month Ended
	March 31, 2025	March 31, 2024
Mortgage servicing rights
Balances, January 1	$18,195	$18,807
Servicing rights capitalized	245	207
Amortization of servicing rights	(507)	(476)
Ending balance	17,933	18,538
Impairment allowance
Beginning balance	—	—
Additions	—	—
Reductions	—	—
Ending balance	—	—
Mortgage servicing rights, net	$17,933	$18,538

Fair value, beginning of period	$19,766	$19,891
Fair value, end of period	18,811	19,149

Fair value at March 31, 2025 was determined using a discounted cash flow analysis with the discount rates ranging from 9.0% to 11.5% and prepayment speeds ranging from 5.9% to 13.5%, depending on the stratification of the specific type. Fair value at March 31, 2024 was determined using a discounted cash flow analysis with a discount rate of 11.0% and prepayment speeds ranging from 6.0% to 12.0%, depending on the stratification of the specific type.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 6 – Goodwill

The carrying amount of goodwill was $155.2 million as of March 31, 2025 and December 31, 2024, respectively. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2025 and 2024. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

No goodwill impairment charges were recorded for the three months ended March 31, 2025 and 2024.
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
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	March 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. Treasury federal agencies	$34,751	$—	$—	$—	$34,751
U.S. government agency mortgage-backed securities	53,101	—	—	—	53,101
Private labeled mortgage-backed pools	—	—	—	—	—
Total Repurchase Agreements	$87,852	$—	$—	$—	$87,852
Repurchase Agreements subject to offsetting arrangements					—

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. Treasury federal agencies	$34,191	$—	$—	$—	$34,191
U.S. government agency mortgage-backed securities	55,721	—	—	—	55,721
Private labeled mortgage-backed pools	$—	$—	$—	$—	$—
Total Repurchase Agreements	$89,912	$—	$—	$—	$89,912
Repurchase Agreements subject to offsetting arrangements					—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Securities sold under agreements to repurchase are secured by securities with a carrying amount of $97.9 million and $96.8 million at March 31, 2025 and December 31, 2024, respectively.

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
On December 8, 2023, Horizon cancelled $3.5 million of the $60.0 million in Notes at a price of 89.5 recording a gain of $368,000. The balance net of unamortized issuance costs of the Notes was $55.8 million and $55.7 million at March 31, 2025 and December 31, 2024, respectively. Unamortized debt issuance costs were $0.7 million and $0.8 million million at March 31, 2025 and December 31, 2024, respectively.
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

The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2025, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of our derivative financial instruments utilized by Horizon on a gross basis for the periods indicated.

	Asset Derivatives		Liability Derivatives
	March 31, 2025		March 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts -customer accommodation	$514,001	$21,153	$514,001	$21,153
Mortgage loan contracts	—	—	15,988	46
Commitments to originate mortgage loans	15,123	509	—	—
Total derivatives not designated as hedging instruments	529,124	21,662	529,989	21,199

Total derivatives subject to enforceable master netting arrangements, gross	$529,124	$21,662	$529,989	$21,199
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$529,124	$21,662	$529,989	$21,199

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Asset Derivatives		Liability Derivatives
	December 31, 2024		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts - customer accommodation	$521,520	$28,817	$521,520	$28,817
Mortgage loan contracts	6,155	27	—	—
Commitments to originate mortgage loans	6,856	202	—	—
Total derivatives not designated as hedging instruments	534,531	29,046	521,520	28,817

Total derivatives subject to enforceable master netting arrangements, gross	$534,531	$29,046	$521,520	$28,817
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$534,531	$29,046	$521,520	$28,817

While the Company is party to master netting arrangements with most of its swap derivative counterparties, the Company has elected to not offset derivative assets and liabilities under these agreements on its consolidated balance sheets. Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums, and usually consists of marketable securities. At March 31, 2025, the Company pledged marketable securities as collateral with a carrying value of $5.8 million.
The effect of the derivative and the hedged item in fair value hedging relationships on the condensed consolidated statements of income for three month periods ended March 31, 2025 and March 31, 2024 is as follows:

	Location of gain (loss) recognized on derivative and Hedge item	Amount of Gain (Loss) Recognized on Derivative and Hedged Item
		Three Month Ended
		March 31, 2025	March 31, 2024
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedge	Interest income - loans receivable	$—	$335
Hedged item		—	(335)
Interest rate contracts - fair value hedge	Interest income - investment securities	—	(71)
Hedged item		—	71
Total		$—	$—
The effect of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three month periods ended March 31, 2025 and March 31, 2024 is as follows:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Month Ended
		March 31, 2025	March 31, 2024
Derivative not designated as hedging relationship
Mortgage loan contracts	Non-interest income-Gain on sale of loans	509	(24)
Commitments to originate mortgage loans	Non-interest income-Gain on sale of loans	(46)	(38)
Total		$463	$(62)

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
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2025. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available for sale securities
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and federal agency securities, state and municipal securities, U.S. government agency mortgage-backed securities, corporate notes. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. Observable inputs include dealer quotes, market spreads, cash flow analysis, the U.S. Treasury yield curve, trade execution data, market consensus prepayment spreads and available credit information and the bond’s terms and conditions. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed–income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping, and matrix pricing. In addition, model processes, such as an option adjusted spread model, is used to develop prepayment and interest rate scenarios for securities with prepayment features.
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
Commitments to originate mortgage loans and mortgage loan contract assets/liabilities
The Company’s forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	March 31, 2025
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$1,850	$—	$1,850	$—
State and municipal	199,429	—	199,429	—
U.S. government agency mortgage-backed securities	14,462	—	14,462	—
Corporate notes	15,690	—	15,690	—
Total available for sale securities	231,431	—	231,431	—
Equity securities	572	572	—	—
Interest rate swap agreements asset	21,153	—	21,153	—
Commitments to originate mortgage loans	509	—	509	—
Liabilities:
Mortgage loans contracts	(46)	—	(46)	—
Interest rate swap agreements liability	(21,153)	—	(21,153)	—

	December 31, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$1,801	$—	$1,801	$—
State and municipal	201,834	—	201,834	—
U.S. government agency mortgage-backed securities	14,543	—	14,543	—
Corporate notes	15,499	—	15,499	—
Total available for sale securities	233,677	—	233,677	—
Equity securities	595	595	—	—
Interest rate swap agreements asset	28,817	—	28,817	—
Commitments to originate mortgage loans	202	—	202	—
Mortgage loan contracts	27	—	27	—
Liabilities:
Interest rate swap agreements liability	(28,817)	—	(28,817)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Collateral dependent loans	$6,532	$—	$—	$6,532
December 31, 2024
Collateral dependent loans	$3,797	$—	$—	$3,797
Collateral Dependent Loans: For loans identified as collateral dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.
Loans Transferred to Held for Sale: Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. As of March 31, 2025 and December 31, 2024, there were zero and $64.8 million loans transferred to held for sale on the accompanying Consolidated Balance Sheets, respectively.
The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements,.

	March 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$6,532	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	16.1%-86.0% (39.4%)

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$3,797	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	16.1%-40.1%(36.6%)

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table does not include certain financial instruments that are recorded at fair value on a recurring basis, including some non-recurring financial instruments. See Note 10 for more details.

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2025 and December 31, 2024. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Cash and Cash Equivalents – Cash and cash equivalents are composed of: cash and due from banks, interest bearing deposits in banks, and federal funds sold. The carrying amounts approximate fair value.
Interest-Earning Time Deposits – The carrying amounts approximate fair value.
Held–to–Maturity Securities – For debt securities held to maturity, fair values are based on quoted market prices or dealer quotes. For those securities where a quoted market price is not available, carrying amount is a reasonable estimate of fair value based upon comparison with similar securities.
Loans Held for Sale – For mortgage loans, the fair value is derived from third party pricing models, based on active quotes. For non-mortgage loans, the assets are carried at the lower of cost or fair value.
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
Junior Subordinated Debentures to Capital Trusts – Rates currently available for debentures with similar terms and remaining maturities are used to estimate fair values of existing debentures.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present estimated fair values of the Company’s financial instruments and the level within the fair value hierarchy in which the fair value measurements fall.

	March 31, 2025
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$89,643	$89,643	$—	$—
Interest- bearing deposits in banks	80,023	80,023	—	—
Cash and cash equivalents	169,666	169,666	—	—
Investment securities, held to maturity	1,843,851	—	1,550,127	—
Loans held for sale	3,253	—	—	3,253
Loans, net	4,857,161	—	—	4,687,773
Stock in FHLB	45,412	—	45,412	—
Liabilities
Non-interest bearing deposits	$1,127,324	$1,127,324	$—	$—
Interest bearing deposits	4,638,459	3,393,371	1,241,557	—
Borrowings	900,069	—	900,292	—
Subordinated notes	55,772	—	56,316	—
Junior subordinated debentures issued to capital trusts	57,531	—	49,487	—
Interest payable	11,441	—	11,441	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2024
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$92,300	$92,300	$—	$—
Interest-earning deposits	201,131	201,131	—	—
Federal funds sold	—	—	—	—
Cash and cash equivalents	293,431	293,431	—	—
Interest earnings time deposits	735	—	735	—
Investment securities, held to maturity	1,867,690	—	1,566,268	—
Loans held for sale	67,597	—	64,824	2,773
Loans (excluding loan level hedges), net	4,795,060	—	—	4,611,702
Stock in FHLB	53,826	—	53,826	—
Liabilities
Non-interest bearing deposits	$1,064,818	$1,064,818	$—	$—
Interest bearing deposits	4,535,834	3,446,680	1,084,986	—
Borrowings	1,232,252	—	1,230,860	—
Subordinated notes	55,738	—	55,284	—
Junior subordinated debentures issued to capital trusts	57,477	—	48,559	—
Interest payable	11,137	—	11,137	—
Note 12 – Stockholders' Equity
The components of accumulated other comprehensive loss, net of tax included in capital are as follows:
Accumulated Other Comprehensive Income (Loss)

	March 31, 2025	December 31, 2024
Unrealized gain (loss) on securities available for sale	$(39,167)	$(38,193)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS	1,761	1,892
Total accumulated other comprehensive income (loss)	$(37,406)	$(36,301)
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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of March 31, 2025 and December 31, 2024, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the first quarter of 2025 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents Horizon and the Bank’s actual and required capital ratios as of March 31, 2025 and December 31, 2024, as well as the revisions to Horizon's regulatory capital ratios to reflect the correction of the capital computations for the foregoing periods:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total capital (to risk-weighted assets) [1]
Consolidated	$815,504	14.26%	$457,564	8.00%	$600,553	10.50%	N/A	N/A
Bank	737,823	12.93	456,510	8.00	599,169	10.50	$570,637	10.00%
Tier 1 capital1(to risk-weighted assets)
Consolidated	704,937	12.33	343,173	6.00	486,162	8.50	N/A	N/A
Bank	683,028	11.97	342,382	6.00	485,042	8.50	456,510	8.00
Common equity tier 1 capital1(to risk-weighted assets)
Consolidated	647,406	11.32	257,380	4.50	400,369	7.00	N/A	N/A
Bank	683,028	11.97	256,787	4.50	399,446	7.00	370,914	6.50
Tier 1 capital (to average assets) [1]
Consolidated	704,937	9.25	304,754	4.00	304,754	4.00	N/A	N/A
Bank	683,028	8.98	304,288	4.00	304,288	4.00	380,360	5.00

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk-weighted assets) (1)
Consolidated	$800,209	13.91%	$460,266	8.00%	$604,099	10.50%	N/A	N/A
Bank	725,383	12.64%	459,039	8.00%	602,489	10.50%	573,799	10.00%
Tier 1 capital(1)(to risk-weighted assets)
Consolidated	690,183	12.00%	345,199	6.00%	489,033	8.50%	N/A	N/A
Bank	671,095	11.70%	344,279	6.00%	487,729	8.50%	459,039	8.00%
Common equity tier 1 capital(1)(to risk-weighted assets)
Consolidated	632,760	11.11%	258,900	4.50%	402,733	7.00%	N/A	N/A
Bank	671,095	11.70%	258,209	4.50%	401,659	7.00%	372,969	6.50%
Tier 1 capital(to average assets) (1)
Consolidated	690,183	8.88%	310,825	4.00%	310,825	4.00%	N/A	N/A
Bank	671,095	8.64%	310,539	4.00%	310,539	4.00%	388,174	5.00%
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
The following table represents the commitments to extend credit and standby letters of credit as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025	December 31, 2024
Commitments to extend credit	$1,046,675	$1,018,302
Standby letters of credit	26,096	23,457
Total	$1,072,771	$1,041,759
Note 15 - Subsequent Events
The Company does not have any reportable subsequent events from March 31, 2025 to the reporting date.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2025 and 2024
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
Actual results may differ materially, adversely or positively, from the expectations of the Company that are expressed or implied by any forward–looking statement. Risks, uncertainties, and factors that could cause the Company’s actual results to vary materially from those expressed or implied by any forward–looking statement include but are not limited to:

•effects on Horizon’s business resulting from new U.S. domestic or foreign governmental trade measures, including but not limited to tariffs, import and export controls, foreign exchange intervention accomplished to offset the effects of trade policy or in response to currency volatility, and other restrictions on free trade;

•uncertain conditions within the domestic and international macroeconomic environment, including trade policy, monetary and fiscal policy, and conditions in the investment, credit, interest rate, and derivatives markets, and their impact on Horizon and its customers;
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
And Results of Operations
For the three months ended March 31, 2025 and 2024
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
The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward–looking statements, whether written or oral, that may be made from time to time by us or on our behalf. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward–looking statements, see “Risk Factors” in Item 1A of Part I of our 2024 Annual Report on Form 10–K, in Item 1A of Part II of this Quarterly Report on Form 10–Q, and in the subsequent reports we file with the SEC.

Critical Accounting Estimates

The notes to the consolidated financial statements included in Item 8 of the Company’s 2024 Annual Report on Form 10–K contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The Company considers these policies to be its critical accounting estimates. Management has identified as critical accounting policies the allowance for credit losses, goodwill and intangible assets, mortgage servicing rights, hedge accounting and valuation measurements.

For additional information regarding critical accounting estimates, see Note 1 – Nature of Operations and Summary of Significant Accounting Policies included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the Company’s application of critical accounting estimates since December 31, 2024.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2025 and 2024
Results of Operations

Net Income

Net income increased $9.9 million to $23.9 million, or $0.54 per diluted share, during the three months ended March 31, 2025 when compared to $14.0 million, or $0.32 per diluted share, for the same period in 2024. The increase in net income from the prior year period reflects an increase in interest income of $3.9 million, a decrease of in interest expense of $5.1 million and an increase in non-interest income of $6.6 million. The increase was partially offset by an increase in non-interest expense of $2.2 million and an increase in tax expense of $2.8 million.

Net Interest Income

Net interest income increased $9.0 million, or 20.7% during the three months ended March 31, 2025, to $52.3 million, when compared to the same period in 2024. While average earning assets decreased, the reported net FTE interest margin1 increased by 54 basis points, to 3.04% for the three months ended March 31, 2025 compared to the year ago period, attributable to the favorable mix shift in both average interest earning assets toward higher-yielding loans and the funding mix toward lower cost deposit liabilities. Interest accretion from the fair value of acquired loans did not contribute significantly to the first quarter net interest income, or net FTE interest margin1.

1Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2025 and 2024
Following are the average balance sheets for the three months ended (dollars in thousands):

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31, 2025			March 31, 2024
	Average Balance (7)	Interest	Average Rate	Average Balance (7)	Interest	Average Rate
Assets
Interest earning assets
Interest earning deposits (incl. Fed Funds Sold)	$223,148	$2,487	4.52%	$331,083	$4,497	5.46%
Federal Home Loan Bank stock(1)	51,769	1,012	7.93%	37,949	784	8.31%
Investment securities - taxable (2)	974,109	5,027	2.09%	1,326,246	6,578	1.99%
Investment securities - non-taxable (2)	1,120,249	7,838	2.84%	1,149,957	8,166	2.86%
Total investment securities	2,094,358	12,865	2.49%	2,476,203	14,744	2.39%
Loans receivable (3) (4)	4,865,449	74,840	6.24%	4,448,324	67,307	6.09%
Total interest earning assets	$7,234,724	91,204	5.11%	$7,293,559	87,332	4.82%
Non-interest earning assets
Cash and due from banks	88,624			105,795
Allowance for credit losses	(51,863)			(49,960)
Other assets	483,765			486,652
Total average assets	$7,755,250			$7,836,046

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing demand deposits	$1,750,446	$6,491	1.50%	$1,658,709	$6,516	1.58%
Saving and money market deposits	1,674,590	8,263	2.00%	1,664,518	9,373	2.26%
Time deposits	1,212,386	10,847	3.63%	1,176,921	12,101	4.14%
Total Deposits	4,637,422	25,601	2.24%	4,500,148	27,990	2.50%
Borrowings	971,496	8,772	3.66%	1,200,728	10,904	3.65%
Repurchase agreements	88,469	416	1.91%	138,052	1,026	2.99%
Subordinated notes	55,750	829	6.03%	55,558	831	6.02%
Junior subordinated debentures issued to capital trusts	57,497	1,290	9.10%	57,279	1,225	8.60%
Total interest bearing liabilities	5,810,634	36,908	2.58%	5,951,765	41,976	2.84%
Non-interest bearing liabilities
Demand deposits	1,085,826			1,077,183
Accrued interest payable and other liabilities	78,521			82,015
Stockholders' equity	780,269			725,083
Total average liabilities and stockholders' equity	$7,755,250			$7,836,046
Net FTE interest income (non-GAAP) (5) (6)		$54,296			$45,356
Less FTE adjustments (5)		2,029			2,068
Net Interest Income		$52,267			$43,288
Net FTE interest margin (Non-GAAP) (5) (6)			3.04%			2.50%
(1) Includes dividend income on FHLB stock.
(2) Securities balances represent daily average balances for the fair value of securities. The average rate is calculated based on the daily average balance for the amortized cost of securities.
(3) Includes fees on loans held for sale and held for investment. The inclusion of loan fees does not have a material effect on the average interest rate.
(4) Non-accruing loans for the purpose of the computation above are included in the daily average loan amounts outstanding. Loan totals are shown net of unearned income and deferred loan fees.
(5) Management believes fully taxable equivalent, or FTE, interest income is useful to investors in evaluating the Company's performance as a comparison of the returns between a tax-free investment and a taxable alternative. The Company adjusts interest income and average rates for tax-exempt loans and securities to an FTE basis utilizing a 21% tax rate

(5) Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.
(6) Includes dividend income on FHLB stock.
(7) Average balances are calculated on a daily average basis

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2025 and 2024
The following table illustrates the impact of changes in the volume of interest earning assets and interest bearing liabilities and interest rates on net interest income for the periods indicated.

	Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Interest-bearing deposits in banks	$(2,010)	$(1,289)	$(721)
Federal Home Loan Bank stock	228	272	(44)
Investment securities - taxable	(1,551)	(1,802)	251
Investment securities - non-taxable	(328)	(208)	(120)
Loans receivable	7,533	6,383	1,150
Total interest income	3,872	3,356	516
Interest Expense
Interest-bearing demand deposits	(25)	350	(375)
Savings and money market savings deposits	(1,110)	57	(1,167)
Time deposits	(1,254)	353	(1,607)
Borrowings	(2,132)	(2,069)	(63)
Repurchase agreements	(610)	(299)	(311)
Subordinated notes	(2)	3	(5)
Junior subordinated debentures issued to capital trusts	65	5	60
Total interest expense	(5,068)	(1,600)	(3,468)
Net FTE interest income (Non-GAAP)	8,940	4,956	3,984
Less change in FTE adjustments	(39)
Net Interest Income	$8,979

Non-Interest Income

	Three Months Ended
	March 31,	March 31,
(Dollars in Thousands)	2025	2024	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$3,208	$3,214	$(6)	—%
Wire transfer fees	71	101	(30)	(30)%
Interchange fees	3,241	3,109	132	4%
Fiduciary activities	1,326	1,315	11	1%
Loss on sale of investment securities	(407)	—	(407)	—%
Gain on sale of mortgage loans	1,076	626	450	72%
Mortgage servicing income net of impairment	385	439	(54)	(12)%
Increase in cash value of bank owned life insurance	335	298	37	12%
Other income	7,264	827	6,437	778%
Total non-interest income	$16,499	$9,929	$6,570	66%

Total non-interest income increased $6.6 million for the three months ended March 31, 2025 compared to the same period in 2024. The primary components of the change were as follows:

Gain on sale of mortgage loans increased by $0.4 million, or 71.9%, for the three months ended March 31, 2025 compared to the same period in 2024, primarily driven by higher volumes of sold loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2025 and 2024

Other income, which includes various miscellaneous income items as well as fair market value adjustments to certain other assets, increased by $6.4 million during the three months ended March 31, 2025 primarily due to the gain on sale of the Company's mortgage warehouse business to an unrelated third party, which resulted in a pre-tax gain of $7.0 million.

Non-Interest Expense

	Three Months Ended
	March 31,	March 31,
(Dollars in Thousands)	2025	2024	$ Change	% Change
Non-interest Expense
Salaries and employee benefits	$22,414	$20,268	$2,146	11%
Net occupancy expenses	3,702	3,546	156	4%
Data processing	2,872	2,464	408	17%
Professional fees	826	607	219	36%
Outside services and consultants	3,265	3,359	(94)	(3)%
Loan expense	689	719	(30)	(4)%
FDIC insurance expense	1,288	1,320	(32)	(2)%
Core deposit intangible amortization	816	872	(56)	(6)%
Merger related expense	305	—	305	—%
Other losses	228	16	212	1325%
Other expense	2,901	3,936	(1,035)	(26)%
Total non-interest expense	$39,306	$37,107	$2,199	6%

Non-interest expense increased $2.2 million for the three months ended March 31, 2025 compared to the same period in 2024. The primary components of the change were as follows:

Salaries and employee benefits expense increased by $2.1 million for the three months ended March 31, 2025 when compared to the same period a year ago. The increase is partially attributable to growth in salary expense related to ongoing hiring efforts in revenue generating roles in commercial lending, equipment finance and treasury management. Additionally, the prior comparable period benefited from from a favorable expense adjustment on a legacy compensation program that was terminated in the fourth quarter of 2024.

Other expenses, which includes corporate and other service expenses, decreased by $1.0 million for the three months ended March 31, 2025 when compared to the same period in 2024 partially due to decreases in marketing and advertising expenses.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2025 and 2024
Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments

	Three Months Ended
	March 31, 2025	March 31, 2024
Allowance for Credit Losses on Loans
Balance at beginning of period	$51,980	$50,029
Provision for credit losses on loans	1,543	669
Net loan (charge-offs) recoveries:
Commercial	$47	$172
Residential Real estate	47	5
Mortgage warehouse	—	—
Consumer	(963)	(488)
Total net loan charge-offs	$(869)	$(311)
Balance at end of period	$52,654	$50,387

Liability for Unfunded Lending Commitments
Balance at beginning of period	$2,149	$615
Provision (reversal) for credit losses on unfunded lending commitments	(149)	135
Balance at end of period	$2,000	$750
Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments	$54,654	$51,137

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio against various economic backdrops, which periodically change. During the three months ended March 31, 2025, the Company recorded a provision for credit losses on loans of $1.5 million. This compares to a provision for credit losses on loans of $0.7 million compared to the same period in 2024. The increase in the provision for credit losses when compared to the year ago period was primarily attributable to loan growth experienced during the quarter.

For the three months ended March 31, 2025, net loan charge-offs increased by $0.6 million to $0.9 million, compared to $0.3 million to the same period in 2024. The increase in charge-offs was primarily due to increases in the consumer portfolio as a result of the run-off of the indirect auto portfolio.

The Company’s allowance for credit losses as a percentage of period-end loans HFI was 1.07% at March 31, 2025, compared to 1.09% at March 31, 2024.

As of March 31, 2025, the liability for unfunded lending commitments was $2.0 million compared to $0.8 million as of March 31, 2024. The increase in liability for unfunded lending commitments was due to increases in unfunded lending commitments outstanding when compared to the prior period.

Income Taxes

The Company’s income tax expense for the three months ended March 31, 2025 was $4.1 million compared to $1.3 million for the same period in 2024, resulting in effective tax rates of 14.7% and 8.6%, respectively. The increase in the effective tax rate for the for the three months ended March 31, 2025 was primarily due to expectations of higher pre-tax income in first quarter of 2025 as compared to 2024, causing tax preferential items to have a less favorable impact.

The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during the comparable periods primarily due to the effect of tax exempt income from securities, loans, and life insurance policies, and net tax benefits from tax credit investments.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2025 and 2024
Financial Condition

Total assets decreased by $172.5 million, or 2.2%, as of March 31, 2025, from $7.8 billion as of December 31, 2024. The decrease in total assets is primarily due to decreases in cash and cash equivalents of $123.8 million, or 42.2%, to $169.7 million as of March 31, 2025, and a decrease in loans held for sale of $64.3 million, to $3.3 million as a result of the Company's sale of its mortgage warehouse business. The decrease was partially offset by increase in loans HFI of $62.1 million or 1.3% to $4.9 billion.

Total investment securities decreased $26.1 million, or 1.2%, to $2.1 billion as of March 31, 2025 when compared to balances as of December 31, 2024. The decrease is primarily a result of amortization and maturities, as well as the sale of one corporate debt security. There were no purchases of investment securities during the three months ended March 31, 2025.

Total loans HFI increased to $4.9 billion as of March 31, 2025 compared to $4.8 billion as of December 31, 2024, led by organic commercial loan growth of $103.3 million. The company continues to maintain a balanced growth profile across various geographies, products and industries, and holds a diverse lending portfolio consisting primarily of commercial real estate, consumer, residential and commercial and industrial portfolios.

Total deposit balances increased by $165.1 million, or 2.9%, to $5.8 billion on March 31, 2025 when compared to balances as of December 31, 2024. The Company maintains a granular and tenured deposit base, with a continued focus on core commercial and consumer deposit gathering.

Total borrowings decreased by $332.2 million, or 27.0%, to $900.1 million as of March 31, 2025 when compared to balances as of December 31, 2024, primarily related to repayment of a portion of Federal Home Loan Bank advances.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2025 and 2024
Investment securities are comprised of the following as of (dollars in thousands):

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$2,258	$1,850	$2,258	$1,801
State and municipal	243,099	199,429	243,521	201,834
U.S. government agency mortgage-backed securities	17,394	14,462	17,984	14,543
Private labeled mortgage-backed pools	—	—	—	—
Corporate notes	18,258	15,690	18,259	15,499
Total available for sale investment securities	$281,009	$231,431	$282,022	$233,677

Held to maturity
U.S. Treasury, federal agencies, and government sponsored agencies	$275,854	$241,412	$278,383	$239,130
State and municipal	1,039,749	849,623	1,048,862	866,706
U.S. government agency mortgage-backed securities	343,057	295,642	349,726	294,822
Private labeled mortgage–backed pools	28,558	25,069	29,278	25,320
Corporate notes	156,773	138,381	161,599	140,290
Total held to maturity investment securities	$1,843,991	$1,550,127	$1,867,848	$1,566,268
Investment securities available for sale decreased $2.2 million since December 31, 2024 to $231.4 million and securities held to maturity decreased $23.8 million since December 31, 2024 to $1.8 billion as of March 31, 2025. The decrease in total investments was due to sale of certain corporate debt securities and maturities on investment securities. There were no purchases of investment securities through the three months ended March 31, 2025.

Credit Quality

The ACL balance at March 31, 2025 was $52.7 million, or 1.07% of period-end loans HFI compared to an ACL balance of $52.0 million at December 31, 2024 or 1.07% of loans HFI. The increase in the ACL was primarily due to the growth in commercial loans.

As of March 31, 2025, total non-accrual loans increased by $3.0 million, or 11.7%, from December 31, 2024, to 0.59% of total loans HFI. Total non-performing assets increased $4.0 million, or 14.8%, from December 31, 2024, to 0.41% of total assets.

During the three months ended March 31, 2025, net charge-offs were $0.9 million, or 7 basis points annualized of average loans in the period, an increase from $0.3 million, or 4 basis point annualized of average loans in the year ago comparable period.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2025 and 2024

	Credit Quality
	(Dollars in Thousands Except Ratios, Unaudited)
	Quarter Ended
	March 31,	December 31,
	2025	2024
Non-accrual loans
Commercial	$8,172	$5,658
Residential Real estate	12,763	11,215
Consumer	7,875	8,919
Total non-accrual loans	$28,810	$25,792
90 days and greater delinquent - accruing interest	$1,582	$1,166
Total non-performing loans	$30,392	$26,958
Other real estate owned
Commercial	$360	$407
Residential Real estate	641	—
Consumer	34	17
Total other real estate owned	$1,035	$424

Total non-performing assets	$31,427	$27,382

Net charge-offs (recoveries)
Commercial	$(47)	$(32)
Residential Real estate	(47)	(10)
Consumer	963	668
Total net charge-offs	$869	$626

Allowance for credit losses
Commercial	$32,640	$30,953
Residential Real estate	3,167	2,715
Consumer	16,847	18,312
Total allowance for credit losses	$52,654	$51,980

Credit quality ratios
Non-accrual loans to HFI loans	0.59%	0.53%
Non-performing assets to total assets	0.41%	0.35%
Annualized net charge-offs of average total loans	0.07%	0.05%
Allowance for credit losses to HFI loans	1.07%	1.07%
Allowance for credit losses to nonaccrual loans	173.25%	192.82%

Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At March 31,

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2025 and 2024
2025, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $1.78 billion in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $1.70 billion at December 31, 2024.
The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $123.8 million during the three months ended March 31, 2025, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $15.2 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $38.9 million mainly due to growth in the loan portfolio, which used cash of $47.2 million. Financing activities used cash of $177.9 million, largely resulting from the repayment of long-term borrowings of $530.1 million and $7.1 million in dividends paid on common stock during the first nine months of 2024.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2025. Stockholders’ equity totaled $776.1 million as of March 31, 2025, compared to $763.6 million as of December 31, 2024. For the three months ended March 31, 2025, the ratio of average stockholders’ equity to average assets was 10.06% compared to 9.25% for same period in 2024. The increase in stockholders’ equity during the period was due to changes in accumulated other comprehensive loss related to unrealized gains on available-for-sale securities and retention of earnings, which is primarily offset by cash dividend payments on outstanding common stock.
As of March 31, 2025, the ratio of total stockholders’ equity to total assets is 10.17%. Book value per common share was $17.72, increasing $0.26 compared to December 31, 2024.
Tangible common equity1 totaled $611.4 million at March 31, 2025, and the ratio of tangible common equity to tangible assets1 was 8.19% at March 31, 2025. Tangible book value, which excludes intangible assets from total equity, per common share1 was $13.96, increasing $0.28 compared to December 31, 2024.
Horizon declared common stock dividends in the amount of $0.16 per share during the three months ended March 31, 2025 and $0.16 per share for the same period in 2024. The dividend payout ratio (dividends as a percent of basic earnings per share) was 29.09% and 50.00% for the three months ended March 31, 2025 and 2024, respectively. For additional information regarding dividends, see Horizon’s 2024 Annual Report on Form 10–K.
1 Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2025 and 2024
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

Non–GAAP Reconciliation of Net Fully-Taxable Equivalent ("FTE") Interest Margin
(Dollars in Thousands, Unaudited)
		Three Months Ended
		March 31, 2025	March 31, 2024

Interest income (GAAP)	(A)	$89,175	$85,264
Taxable-equivalent adjustment:
Investment securities - tax exempt (1)		$1,646	$1,715
Loan receivable (2)		383	353
Total taxable-equivalent adjustment (3)		$2,029	$2,068
Interest income (non-GAAP)	(B)	$91,204	$87,332
Interest expense (GAAP)	(C)	$36,908	$41,976
Net interest income (GAAP)	(D) =(A) - (C)	$52,267	$43,288
Net FTE interest income (non-GAAP)	(E) = (B) - (C)	$54,296	$45,356
Average interest earning assets	(F)	$7,234,724	$7,293,559
Net FTE interest margin (non-GAAP)	(G) = (E*) / (F)	3.04%	2.50%

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2025 and 2024

Non–GAAP Reconciliation of Tangible Common Equity to Tangible Assets
(Dollars in Thousands, Unaudited)
		Three Months Ended
		March 31, 2025	December 31, 2024

Total stockholders' equity (GAAP)	(A)	$776,061	$763,582
Intangible assets (end of period)	(B)	164,618	165,434
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$611,443	$598,148

Total assets (GAAP)	(D)	7,628,636	7,801,146
Intangible assets (end of period)	(B)	164,618	165,434
Total tangible assets (non-GAAP)	(E) = (D) - (B)	$7,464,018	$7,635,712

Tangible common equity to tangible assets (Non-GAAP)	(G) = (C) / (E)	8.19%	7.83%

Non–GAAP Reconciliation of Tangible Book Value Per Share
(Dollars in Thousands, Unaudited)
		Three Months Ended
		March 31, 2025	December 31, 2024

Total stockholders' equity (GAAP)	(A)	$776,061	$763,582
Intangible assets (end of period)	(B)	164,618	165,434
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$611,443	$598,148
Common shares outstanding	(D)	43,785,932	43,722,086
Tangible book value per common share (non-GAAP)	(E) = (C) / (D)	$13.96	$13.68

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk management focuses on monitoring and maintaining variances in the Company's net interest income profile due to changes in interests rates to within Board-approved policy limits. The Company primarily uses earnings simulation models to expose net interest income to 12- and 24- month sensitivities to various movements in rates. Simulations are modeled quarterly to include scenarios where market rates change instantaneously up or down in a parallel or non-parallel manner, which account for the periodic changes in the balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2024 Annual Report on Form 10-K.
The table below shows the modelled effects of an immediate and parallel shift in interest rates on the Company's net interest income profile over a one-year horizon versus the base case net interest income in a flat rate scenario. The simulation model assumes a static balance sheet over that twelve month period, and utilizes various non-maturity interest bearing deposit beta assumptions, based on the underlying products, ranging from 12% to 80% in the disclosed model outputs below. Deposit beta is an estimate for how quickly interest-bearing deposit pricing will change for a given change in interest rates. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results, but rather to provide insight into our current interest rate exposure and to assist in the execution of appropriate asset/liability management strategies. As shown below, the model output would indicate that as of March 31, 2025, the Company's interest-bearing liabilities are projected to reprice at a faster pace than interest-earning assets for the next 100 basis points of declining interest rates.

	March 31, 2025
(Dollars in millions)	$ Change in Net Interest Income	% Change in Net Interest Income
200 basis points rising	$(17.5)	(7.7)%
100 basis points rising	(8.2)	(3.6)%
100 basis points falling	$3.6	1.6%
200 basis points falling	(1.1)	(0.5)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of March 31, 2025, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2025, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information
ITEM 1.    LEGAL PROCEEDINGS

The Company is involved in various claims, legal actions, and complaints which arise in the ordinary course of business. In the Company’s opinion, all such matters are adequately covered by insurance, are without merit, or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the financial condition or results of operations of the Company.
ITEM 1A.    RISK FACTORS
There have been no material changes from the factors previously disclosed under Item 1A of Horizon's Annual Report on Form 10–K for the fiscal year ended December 31, 2024.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS
(a) Exhibits

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information

Exhibit No.	Description	Location
10.1	Amended Form of Restricted Stock Award Agreement (performance-based) under 2021 Omnibus Equity Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 16, 2025
10.2	Amended Form of Restricted Stock Award Agreement (time-based) under 2021 Omnibus Equity Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on April 16, 2025
31.1	Certification of Thomas M. Prame	Attached
31.2	Certification of John R. Stewart	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2025, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

May 8, 2025	/s/ Thomas M. Prame
Date	Thomas M. Prame
Chief Executive Officer

May 8, 2025	/s/ John R. Stewart
Date	John R. Stewart
Chief Financial Officer