Form 10-Q
period 2025-06-30
HORIZON BANCORP INC /IN/
filed 2025-08-11
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,097,891 shares of Common Stock, no par value, at August 8, 2025.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30, 2025	December 31, 2024

Assets
Cash and due from banks	$101,719	$92,300
Interest-bearing deposits in banks	34,174	201,131
Federal funds sold	2,024	—
Total cash and cash equivalents	137,917	293,431
Interest earning time deposits	—	735
Investment securities, available for sale	231,999	233,677
Investment securities, held to maturity (fair value of $1,536,980 and $1,566,268)	1,819,087	1,867,690
Loans held for sale	2,994	67,597
Loans, net of allowance for credit losses of $54,399 and $51,980	4,931,183	4,795,060
Premises and equipment, net	93,398	93,864
Federal Home Loan Bank stock	45,412	53,826
Goodwill	155,211	155,211
Other intangible assets	8,592	10,223
Interest receivable	39,730	39,747
Cash value of life insurance	37,755	37,450
Other assets	148,773	152,635
Total assets	$7,652,051	$7,801,146
Liabilities
Deposits
Non-interest bearing	$1,121,163	$1,064,818
Interest bearing	4,578,594	4,535,834
Total deposits	5,699,757	5,600,652
Short and long term borrowings	975,425	1,232,252
Subordinated notes	55,807	55,738
Junior subordinated debentures issued to capital trusts	57,583	57,477
Interest payable	14,007	11,137
Other liabilities	58,620	80,308
Total liabilities	6,861,199	7,037,564
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares	—	—
44,098,521 and 44,226,819 shares issued at June 30, 2025 and December 31, 2024, respectively
Additional paid-in capital	360,758	363,761
Retained earnings	466,497	436,122
Accumulated other comprehensive income (loss)	(36,403)	(36,301)
Total stockholders’ equity	790,852	763,582
Total liabilities and stockholders’ equity	$7,652,051	$7,801,146
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest Income
Interest and fees on loans	$78,618	$71,880	153,075	138,834
Investment securities - taxable	5,941	7,986	11,980	15,348
Investment securities - tax exempt	6,088	6,377	12,280	12,828
Other	830	738	3,317	5,235
Total interest income	91,477	86,981	180,652	172,245
Interest Expense
Deposits	26,052	28,447	51,653	56,437
Short and long term borrowings	8,171	11,213	17,359	23,143
Subordinated notes	829	829	1,658	1,660
Junior subordinated debentures issued to capital trusts	1,070	1,213	2,360	2,438
Total interest expense	36,122	41,702	73,030	83,678
Net Interest Income	55,355	45,279	107,622	88,567
Credit loss expense	2,462	2,369	3,838	3,174
Net Interest Income after Provision for Credit Losses	52,893	42,910	103,784	85,393
Non-interest Income
Service charges on deposit accounts	3,208	3,130	6,416	6,344
Wire transfer fees	69	113	140	214
Interchange fees	3,403	3,826	6,644	6,935
Fiduciary activities	1,251	1,372	2,577	2,687
Loss on sale of investment securities	—	—	(407)	—
Gain on sale of mortgage loans	1,219	896	2,295	1,522
Mortgage servicing income net of impairment	375	450	760	889
Increase in cash value of bank owned life insurance	346	318	681	616
Other income	1,049	380	8,313	1,207
Total non-interest income	10,920	10,485	27,419	20,414
Non-interest Expense
Salaries and employee benefits	22,731	20,583	45,145	40,851
Net occupancy expenses	3,127	3,192	6,829	6,738
Data processing	2,951	2,579	5,823	5,043
Professional fees	735	714	1,561	1,321
Outside services and consultants	3,278	3,058	6,543	6,417
Loan expense	1,231	1,038	1,920	1,757
FDIC insurance expense	1,216	1,315	2,504	2,635
Core deposit intangible amortization	816	844	1,632	1,716
Merger related expense	—	—	305	—
Other losses	245	515	473	531
Other expense	3,087	3,684	5,988	7,620
Total non-interest expense	39,417	37,522	78,723	74,629
Income Before Income Taxes	24,396	15,873	52,480	31,178
Income tax expense	3,752	1,733	7,893	3,047
Net Income Available to Common Shareholders	$20,644	$14,140	$44,587	$28,131
Basic Earnings Per Share	$0.47	$0.32	$1.02	$0.64
Diluted Earnings Per Share	$0.47	$0.32	$1.01	$0.64
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar Amounts in Thousands)

	Three Month Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Income	$20,644	$14,140	$44,587	$28,131
Other Comprehensive Income (Loss)
Change in securities:
Unrealized gain (loss) for the period on AFS securities	1,678	(3,262)	37	(9,010)
Amortization from transfer of securities from available for sale to held to maturity securities	(408)	(167)	(573)	(327)
Reclassification adjustment for securities (gains) losses realized in income	—	—	407	—
Income tax effect	(267)	720	27	1,961
Unrealized gains (losses) on securities	1,003	(2,709)	(102)	(7,376)
Other Comprehensive Income (Loss), Net of Tax	1,003	(2,709)	(102)	(7,376)
Comprehensive Income	$21,647	$11,431	$44,485	$20,755
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

Three Months Ended

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, April 1, 2024	$—	$—	$356,599	$435,927	$(71,276)	$721,250
Net income	—	—	—	14,140	—	14,140
Other comprehensive loss, net of tax	—	—	—	—	(2,709)	(2,709)
Amortization of unearned compensation	—	—	1,134	—	—	1,134
Net settlement of share awards	—	—	(60)	—	—	(60)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,090)	—	(7,090)
Balances, June 30, 2024	$—	$—	$357,673	$442,977	$(73,985)	$726,665

Balances, April 1, 2025	—	—	360,522	452,945	(37,406)	776,061
Net income	—	—	—	20,644	—	20,644
Other comprehensive income, net of tax	—	—	—	—	1,003	1,003
Amortization of unearned compensation	—	—	387	—	—	387
Net settlement of share awards	—	—	(151)	—	—	(151)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,092)	—	(7,092)
Balances, June 30, 2025	$—	$—	$360,758	$466,497	$(36,403)	$790,852
See notes to condensed consolidated financial statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Six Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2024	—	—	356,400	429,021	(66,609)	718,812
Net income	—	—	—	28,131	—	28,131
Other comprehensive loss, net of tax	—	—	—	—	(7,376)	(7,376)
Amortization of unearned compensation	—	—	2,041	—	—	2,041
Net settlement of share awards	—	—	(768)	—	—	(768)
Cash dividends on common stock ($0.32 per share)	—	—	—	(14,175)	—	(14,175)
Balances, June 30, 2024	$—	$—	$357,673	$442,977	$(73,985)	$726,665

Balances, January 1, 2025	—	—	363,761	436,122	(36,301)	763,582
Net income	—	—	—	44,587	—	44,587
Other comprehensive loss, net of tax	—	—	—	—	(102)	(102)
Amortization of unearned compensation	—	—	846	—	—	846
Net settlement of share awards	—	—	(3,849)	—	—	(3,849)
Cash dividends on common stock ($0.32 per share)	—	—	—	(14,212)	—	(14,212)
Balances, June 30, 2025	$—	$—	$360,758	$466,497	$(36,403)	$790,852

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Six Months Ended
	June 30, 2025	June 30, 2024
Operating Activities
Net income	$44,587	$28,131
Items not requiring (providing) cash
Provision for credit losses	3,838	3,174
Depreciation and amortization	4,894	5,170
Share based compensation	846	2,041
Amortization of mortgage servicing rights	1,025	942
Net amortization of premiums and discounts on securities	3,691	4,355
Loss on sale of investment securities	407	—
Gain on sale of mortgage loans	(2,295)	(1,522)
Gain on sale of portfolio loans	(7,000)	—
Proceeds from sales of loans	61,462	52,329
Loans originated for sale	(61,796)	(52,396)
Gain on cash value life insurance	(681)	(616)
Gain on other real estate owned	(69)	(74)
Net change in:
Interest receivable	17	(4,530)
Interest payable	2,870	(11,009)
Other assets	4,799	(8,855)
Other liabilities	(21,850)	5,323
Net cash provided by operating activities	$34,745	$22,463
Investing Activities
Proceeds from sales of securities available for sale	4,132	—
Proceeds from maturities, calls and principal repayments of securities available for sale	1,140	8,704
Purchases of securities held to maturity	—	(312)
Proceeds from maturities of securities held to maturity	40,647	38,317
Net change in interest-earning time deposits	735	490
Purchase of FHLB stock	—	(19,317)
Redemption of FHLB stock	8,414	—
Purchase of loans	—	(240,020)
Proceeds from sale of portfolio loans	54,990	—
Net change in loans	(122,916)	(166,999)
Proceeds on the sale of OREO and repossessed assets	510	748
Premises and equipment expenditures	(2,504)	(2,007)
Proceeds from bank owned life insurance	376	22,917
Net cash used in investing activities	$(14,476)	$(357,479)
Financing Activities
Net change in deposits	99,105	(34,738)
Proceeds from borrowings	370,000	512,759
Repayment of borrowings	(632,005)	(500,615)
Net change in repurchase agreements	5,178	(7,860)
Net settlement of share awards	(3,849)	(768)
Dividends paid on common stock	(14,212)	(14,176)
Net cash used in financing activities	$(175,783)	$(45,398)
Net Change in Cash and Cash Equivalents	$(155,514)	$(380,414)
Cash and Cash Equivalents, Beginning of Period	$293,431	$526,515
Cash and Cash Equivalents, End of Period	$137,917	$146,101
Additional Supplemental Information
Interest paid	$70,160	$94,687
Income taxes paid	12,300	8,000
Transfer of loans to other real estate and repossessed assets	1,912	915
Transfer of held to maturity securities to available for sale	4,539	—
Cash dividends declared, not paid	7,090	—

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
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

Nature of Business and Basis of Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2025 and June 30, 2024 are not necessarily indicative of the operating results for the full year of 2025 or 2024. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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

The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the business or distribute dividends to shareholders. The CODM also uses net income in competitive analysis by benchmarking against Horizon Bancorp’s competitors. The competitive analysis, along with the monitoring of budgeted versus actual results, is used in assessing performance of the segment and in establishing management’s compensation
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of June 30, 2025, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
(dollar amounts in thousands, except per share)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic earnings per share
Net income	$20,644	$14,140	$44,587	$28,131
Weighted average common shares outstanding	43,794,490	43,712,059	43,785,847	43,686,576
Basic earnings per share	$0.47	$0.32	$1.02	$0.64
Diluted earnings per share
Net income available to common shareholders	20,644	14,140	44,587	28,131
Weighted average common shares outstanding	43,794,490	43,712,059	43,785,847	43,686,576
Effect of dilutive securities:
Restricted stock	239,518	270,833	207,882	226,864
Stock options	655	4,295	732	4,850
Weighted average common shares outstanding	44,034,663	43,987,187	43,994,461	43,918,290
Diluted Earnings per Share	$0.47	$0.32	$1.01	$0.64
There were 190,772 and 89,728 shares for the three and six months ended June 30, 2025 which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 167,943 and 257,773 shares for the three and six months ended June 30, 2024 which were not included in the computation of diluted earnings per share because they were non–dilutive.

Note 2 – Securities
The fair value of securities is as follows:

	June 30, 2025
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$2,143	—	2,143	$—	$(391)	$1,752
State and municipal	242,682	—	242,682	—	(40,941)	201,741
U.S. government agency mortgage-backed securities	16,967	—	16,967	—	(2,872)	14,095
Corporate notes	18,257	(150)	18,107	—	(3,696)	14,411
Total available for sale investment securities	$280,049	$(150)	$279,899	$—	$(47,900)	$231,999

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	June 30, 2025
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity
U.S. Treasury, federal agencies, and government sponsored agencies	$275,720	—	275,720	$—	$(32,635)	$243,085
State and municipal	1,023,861	(13)	1,023,848	948	(187,047)	837,762
U.S. government agency mortgage-backed securities	335,333	—	335,333	—	(43,481)	291,852
Private labeled mortgage–backed pools	27,816	(1)	27,815	—	(3,372)	24,444
Corporate notes	156,499	(128)	156,371	—	(16,662)	139,837
Total held to maturity investment securities	$1,819,229	$(142)	$1,819,087	$948	$(283,197)	$1,536,980

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$2,258	$—	$(457)	$—	$1,801
State and municipal	243,521	—	(41,687)	—	201,834
U.S. government agency mortgage-backed securities	17,984	—	(3,441)	—	14,543
Corporate notes	18,259	—	(2,760)	—	15,499
Total available for sale investment securities	$282,022	$—	$(48,345)	$—	$233,677

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity
U.S. Treasury, federal agencies, and government sponsored agencies	$278,383	$—	$(39,253)	$239,130
State and municipal	1,048,862	958	(183,114)	866,706
U.S. government agency mortgage-backed securities	349,726	—	(54,904)	294,822
Private labeled mortgage–backed pools	29,278	—	(3,958)	25,320
Corporate notes	161,599	—	(21,309)	140,290
Total held to maturity investment securities	$1,867,848	$958	$(302,538)	$1,566,268
Less: Allowance for credit losses	(158)
Held to maturity securities, net of allowance for credit losses	$1,867,690

The amortized cost and fair value of securities available for sale and held to maturity at June 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$—	$—	$—	$—
One to five years	19,160	15,351	—	—
Five to ten years	140,316	115,922	173,533	141,915
After ten years	103,606	86,631	90,505	77,219
	263,082	217,904	264,038	219,134
U.S. government agency mortgage-backed securities	16,967	14,095	17,984	14,543
Total available for sale investment securities	$280,049	$231,999	$282,022	$233,677
Held to maturity
Within one year	$60,730	$60,331	$59,129	$58,304
One to five years	278,260	264,608	298,362	278,007
Five to ten years	310,414	269,468	366,493	312,748
After ten years	806,676	626,277	764,860	597,067
	1,456,080	1,220,684	1,488,844	1,246,126
U.S. government agency mortgage-backed securities	335,333	291,852	349,726	294,822
Private labeled mortgage-backed pools	27,816	24,444	29,278	25,320
Total held to maturity investment securities	$1,819,229	$1,536,980	$1,867,848	$1,566,268

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables show the gross unrealized losses and the fair value of the Company’s available for sale investments in which an allowance for credit losses were not recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$1,752	$(391)	$1,752	$(391)
State and municipal	988	(73)	200,753	(40,868)	201,741	(40,941)
U.S. government agency mortgage-backed securities	—	—	14,095	(2,872)	14,095	(2,872)
Corporate notes	—	—	11,474	(1,783)	11,474	(1,783)
Total available for sale investment securities	$988	$(73)	$228,074	$(45,914)	$229,062	$(45,987)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$1,801	$(457)	$1,801	$(457)
State and municipal	—	—	201,834	(41,687)	201,834	(41,687)
U.S. government agency mortgage-backed securities	—	—	14,543	(3,441)	14,543	(3,441)
Corporate notes	—	—	15,499	(2,760)	15,499	(2,760)
Total available for sale investment securities	$—	$—	$233,677	$(48,345)	$233,677	$(48,345)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of June 30, 2025 and December 31, 2024, the Company had 2,025 and 2,115 securities, respectively, with market values below their cost basis. The total fair value of these investments at June 30, 2025 and December 31, 2024 remained consistent at $1.8 billion, which is approximately 86.0% of the Company's available for sale and held to maturity securities portfolio.
The Company determines credit losses on available-for-sale investment securities by a discounted cash flow approach using the security’s prepayment-adjusted effective interest rate. The allowance for credit losses is measured as the amount by which an investment security’s amortized cost exceeds the net present value of expected future cash flows. However, the amount of credit losses for available-for-sale investment securities is limited to the amount of a security’s unrealized loss.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table details activity in the allowance for credit losses on available for sale debt securities during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Beginning balance	$—	$—	$—	$—
Credit loss expense (benefit)	150	—	150	—
Ending balance	$150	$—	$150	$—
Due to a specific issuer's deferral of principal and interest payments, the Company placed the security with a fair value of $2.9 million on non-accrual status and recorded a $150 thousand allowance for credit losses on certain corporate debt securities. The Company did not record an allowance as of the three and six months ended June 30, 2024, respectively.
Based on an evaluation of available evidence, management believes the unrealized losses on available for sale state and municipal securities, private labeled mortgage–backed pools and corporate notes, excluding certain securities disclosed above, were due to changes in interest rates. Due to the contractual terms, the issuers of state and municipal securities are not allowed to settle for less than the amortized cost of the security.
The allowance for credit losses for held to maturity securities is a contra asset valuation account that is deducted from the carrying amount of held to maturity securities to present the net amount expected to be collected. Held to maturity securities are charged off against the allowance for credit loss when deemed uncollectible. Adjustments to the allowance for credit loss are reported in our Condensed Consolidated Statements of Income in credit loss expense. The Company measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regards to U.S. Government-sponsored treasuries, agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and municipal, private label mortgage-backed and corporate note held to maturity securities, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. As of June 30, 2025 and December 31, 2024, there were no past due principal and interest payments associated with these securities. An allowance for credit loss of $142 thousand and $158 thousand was recorded on these securities based on applying the long-term historical rating agency credit loss rate for similarly rated securities at June 30, 2025 and December 31, 2024, respectively.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. The Company applies ratings derived from Nationally Recognized Statistical Rating Organizations ("NRSRO"), specifically Moody's and Standard & Poor's. For state and municipal securities where no rating is available from the NRSROs, a consistent internally-assigned rating methodology is applied. The amortized cost of the state and municipal securities in the following tables subject to this methodology totaled $109.9 million as of June 30, 2025, and $125.0 million as of December 31, 2024.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table summarizes credit ratings of our held-to-maturity securities at amortized cost for the periods indicated:

June 30, 2025	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$275,720	$—	$—	$—	$—	$275,720
State and municipal	248,506	695,832	75,133	4,390	—	—	1,023,861
U.S. government agency mortgage-backed securities	335,333	—	—	—	—	—	335,333
Private labeled mortgage-backed pools	27,816	—	—	—	—	—	27,816
Corporate notes	—	6,159	11,406	75,275	—	63,659	156,499
Total	$611,655	$977,711	$86,539	$79,665	$—	$63,659	$1,819,229

December 31, 2024	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$278,383	$—	$—	$—	$—	$278,383
State and municipal	273,629	698,428	66,079	10,726	—	—	1,048,862
U.S. government agency mortgage-backed securities	349,726	—	—	—	—	—	349,726
Private labeled mortgage-backed pools	29,278	—	—	—	—	—	29,278
Corporate notes	—	6,176	11,549	75,603	4,543	63,728	161,599
Total	$652,633	$982,987	$77,628	$86,329	$4,543	$63,728	$1,867,848
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Beginning balance	$140	$158	$158	$157
Credit loss expense (benefit)	$2	$—	$(16)	$1
Ending balance	$142	$158	$142	$158
Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $12.5 million at June 30, 2025 and $12.7 million at December 31, 2024 and is excluded from the estimate of credit losses.
The U.S. government sponsored entities and agencies and mortgage–backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
Information regarding securities proceeds, gross gains, and gross losses are presented below:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Sales of securities available for sale
Proceeds	—	—	4,132	—
Gross gains	—	—	—	—
Gross losses	—	—	(407)	—
The tax benefit of the proceeds from the sale of securities available for sale was $0.1 million for the six months ended June 30, 2025.
The Company pledges securities related to borrowings capacity at the Federal Reserve and Federal Home Loan Bank. The following table represents the fair value and amortized costs of these pledged securities.

	June 30, 2025		December 31, 2024
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Pledge securities for borrowing availability at the Federal Reserve	$849,709	$1,042,168	$851,384	$1,032,916
Pledge securities for FHLB borrowings	$297,446	$345,111	$279,136	$333,613
Note 3 – Loans
The table below identifies the Company’s loan portfolio segments and classes.

Portfolio Segment	Class of Financing Receivable
Commercial	Owner occupied real estate
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents outstanding loans held for investment by portfolio class, as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Commercial
Owner occupied real estate	$705,069	$667,165
Non–owner occupied real estate	1,577,782	1,501,456
Residential spec homes	17,386	15,611
Development & spec land	21,714	18,627
Commercial and industrial	976,740	875,297
Total commercial	3,298,691	3,078,156
Real estate
Residential mortgage	763,614	783,961
Residential construction	22,412	18,948
Total real estate	786,026	802,909
Consumer
Direct installment	87,549	97,190
Indirect installment	233,648	303,901
Home equity	579,668	564,884
Total consumer	900,865	965,975
Total loans	4,985,582	4,847,040
Allowance for credit losses	(54,399)	(51,980)
Net loans	$4,931,183	$4,795,060
Total loans include net unearned discounts and deferred loan costs of $11.9 million at June 30, 2025 and $14.9 million at December 31, 2024, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Non–performing Loans

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at June 30, 2025:

	June 30, 2025
	Total Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$4,240	$1,123	$1,469
Non–owner occupied real estate	421	—	143
Residential spec homes	—	—	—
Development & spec land	523	—	—
Commercial and industrial	2,363	—	1,137
Total commercial	7,547	1,123	2,749
Real estate
Residential mortgage	9,525	102	—
Residential construction	—	—	—
Total real estate	9,525	102	—
Consumer
Direct installment	304	306	—
Indirect installment	1,527	70	—
Home equity	5,391	512	—
Total consumer	7,222	888	—
Total	$24,294	$2,113	$2,749

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
There was no interest income recognized on non-accrual loans during the three and six months periods ended June 30, 2025 and 2024, respectively, while the loans were in non-accrual status.
The amount of accrued interest receivable written off by the Company by reversing interest income was not material during the three and six months periods ended June 30, 2025 and 2024, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan at June 30, 2025:

	June 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$701,219	$388	$919	$2,543	$3,850	$705,069
Non–owner occupied real estate	1,568,442	5,412	3,928	—	9,340	1,577,782
Residential spec homes	17,386	—	—	—	—	17,386
Development & spec land	21,714	—	—	—	—	21,714
Commercial and industrial	971,014	2,457	1,472	1,797	5,726	976,740
Total commercial	3,279,775	8,257	6,319	4,340	18,916	3,298,691
Real estate
Residential mortgage	754,493	—	4,702	4,419	9,121	763,614
Residential construction	22,412	—	—	—	—	22,412
Total real estate	776,905	—	4,702	4,419	9,121	786,026
Consumer
Direct installment	86,013	855	290	391	1,536	87,549
Indirect installment	229,039	3,534	451	624	4,609	233,648
Home equity	566,447	7,587	1,911	3,723	13,221	579,668
Total consumer	881,499	11,976	2,652	4,738	19,366	900,865
Total	$4,938,179	$20,233	$13,673	$13,497	$47,403	$4,985,582

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
Modified Loans
The following tables detail the amortized cost at June 30, 2025 of loans that were modified to borrowers experiencing financial difficulty during the three months ended June 30, 2025 and the amortized cost at June 30, 2024, of loans that were modified to borrowers experiencing financial difficulty during the three and six months periods ended June 30, 2024:

	Three Months Ended June 30, 2025
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$500	$—	$—	$—	$500	0.07%
Non-owner occupied real estate	—	—	—	—	—	—%
Development spec & land	—	—	—	—	—	—%
Commercial and industrial	877	—	—	1,545	2,422	0.25%
Total	$1,377	$—	$—	$1,545	$2,922	0.06%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Six Months Ended June 30, 2025
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$500	$—	$425	$—	$925	0.13%
Non-owner occupied real estate	421	—	—	—	421	0.03%
Development spec & land	523	—	—	—	523	2.41%
Commercial and industrial	1,253	—	416	1,545	3,214	0.33%
Total	$2,697	$—	$841	$1,545	$5,083	0.10%

	Three Months Ended June 30, 2024
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment
Commercial
Owner occupied real estate	$—	$—	$668	$—	$668	0.11%
Non-owner occupied real estate	696	—	—	—	696	0.05%
Development spec & land	748	—	—	—	748	2.23%
Commercial and industrial	1,097	—	—	398	1,495	0.19%
Total	$2,541	$—	$668	$398	$3,607	0.07%

	Six Months Ended June 30, 2024
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment
Commercial
Owner occupied real estate	$1,948	$—	$668	$—	$2,616	0.41%
Non-owner occupied real estate	696	—	—	—	696	0.05%
Development spec & land	748	—	—	—	748	2.23%
Commercial and industrial	1,347	—	25	437	1,809	0.23%
Total	$4,739	$—	$693	$437	$5,869	0.12%

The following tables summarize the financial impacts of loan modifications and payment deferrals, as applicable, during the three and six months periods ended June 30, 2025 and 2024:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30, 2025
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	6	—%	—	—
Non-owner occupied real estate	—	—%	—	—
Development spec & land	—	—%	—	—
Commercial and industrial	10	—%	—	Weighted average term extension of 36 months & weighted average interest rate reduction of 1.73%

	Six Months Ended June 30, 2025
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (Int Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	6	—%	6	—
Non-owner occupied real estate	14	—%	—	—
Development spec & land	18	—%	—	—
Commercial and industrial	10	—%	6	Weighted average term extension of 36 months & weighted average interest rate reduction of 1.73%

	Three Months Ended June 30, 2024
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	—	—%	5	—
Non-owner occupied real estate	31	—%	—	—
Development spec & land	3	—%	—	—
Commercial and industrial	5	—%	—	Weighted average term extension of 6 months & Weighted average interest rate reduction of 1.75%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Six Months Ended June 30, 2024
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (Int Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)

Commercial
Owner occupied real estate	9	—%	5	—
Non-owner occupied real estate	31	—%	—	—
Development spec & land	3	—%	—	—
Commercial and industrial	6	—%	3	Weighted average term extension of 14 months & weighted average interest rate reduction of 1.59%
The financial impacts of the modifications did not significantly impact our determination of the allowance for credit losses during the periods presented above.

The following table presents the amortized cost basis at June 30, 2025 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	June 30, 2025
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$5,302	$—	$—	$5,302
Non-owner occupied real estate	421	—	—	421
Development spec & land	523	—	—	523
Commercial and industrial	4,864	—	—	4,864
Total	$11,110	$—	$—	$11,110

The following table presents the amortized cost basis at June 30, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	June 30, 2024
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$2,615	$—	$—	$2,615
Non-owner occupied real estate	696	—	—	696
Development spec & land	748	—	—	748
Commercial and industrial	3,142	25	—	3,167
Total	$7,201	$25	$—	$7,226

On an ongoing basis, we monitor the performance of all modified loans according to their modified terms. The amortized cost of modified loans that had a payment default during the three and six months ended June 30, 2025, which were still in default at period end, and were within 12 months or less of being modified was not significant. For the three and six months ended June 30, 2024, the Company had $0 and $0.3 million in payment defaults, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
For purposes of the six months ended June 30, 2025 and June 30, 2024, the previously reported $2.8 millions and $1.2 million in defaulted receivables, respectively, were made current during the second quarter.

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
The tables below present the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses, at June 30, 2025 and December 31, 2024.

	June 30, 2025
	Real Estate	Accounts Receivable/ Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$4,240	$—	$—	$4,240	$315
Non–owner occupied real estate	421	—	—	421	—
Development & spec land	523	—	—	523	—
Commercial and industrial	1,012	1,246	—	2,258	603
Total commercial	6,196	1,246	—	7,442	918
Total collateral dependent loans (1)	$6,196	$1,246	$—	$7,442	$918

(1) Collateral dependent loans had a collateral fair value of $5.4 million at June 30, 2025

	December 31, 2024
	Real Estate	Accounts Receivable/ Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$2,448	$—	$—	$2,448	$224
Non–owner occupied real estate	444	—	—	444	—
Development & spec land	534	—	—	534	—
Commercial and industrial	1,756	476	—	2,232	731
Total commercial	5,182	476	—	5,658	955
Total collateral dependent loans (1)	$5,182	$476	$—	$5,658	$955

(1) Collateral dependent loans had a collateral fair value of $3.4 million at December 31, 2024
As of June 30, 2025, the Company had a carrying value of $1.1 million of repossessed assets. As of June 30, 2025, the Company had a recorded net investment of $1.5 million of consumer mortgage loans in which foreclosure proceedings have commenced. Repossessed assets are a component of other assets within the condensed consolidated balance sheet.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at June 30, 2025.

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$59,279	$74,736	$72,793	$84,695	$65,295	$201,390	$96,330	$20,945	$675,463
Special Mention	—	1,033	1,855	—	1,407	4,362	2,371	150	11,178
Substandard	—	3,208	8,450	3,659	—	2,611	—	500	18,428
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$59,279	$78,977	$83,098	$88,354	$66,702	$208,363	$98,701	$21,595	$705,069
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non–owner occupied real estate
Pass	$106,058	$185,657	$109,738	$236,996	$125,371	$434,273	$338,165	$11,006	$1,547,264
Special Mention	—	—	1,467	16,419	1,205	94	—	—	19,185
Substandard	—	2,181	3,763	—	—	5,289	100	—	11,333
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$106,058	$187,838	$114,968	$253,415	$126,576	$439,656	$338,265	$11,006	$1,577,782
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential spec homes
Pass	$1,883	$306	$—	$—	$—	$—	$12,157	$3,040	$17,386
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$1,883	$306	$—	$—	$—	$—	$12,157	$3,040	$17,386
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Development & spec land
Pass	$1,300	$818	$4,048	$767	$1,306	$2,128	$10,461	$363	$21,191
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	523	—	523
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$1,300	$818	$4,048	$767	$1,306	$2,128	$10,984	$363	$21,714
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$144,449	$245,297	$87,476	$124,977	$61,662	$54,197	$52,456	$164,743	$935,257
Special Mention	1,488	1,289	622	745	43	720	10,852	9,782	25,541
Substandard	1,545	1,715	6,136	99	26	1,736	1,037	3,648	15,942
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$147,482	$248,301	$94,234	$125,821	$61,731	$56,653	$64,345	$178,173	$976,740
Gross charge-offs during period	$—	$121	$—	$—	$—	$22	$8	$—	$151
Total commercial	$316,002	$516,240	$296,348	$468,357	$256,315	$706,800	$524,452	$214,177	$3,298,691

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$28,606	$70,218	$122,023	$155,869	$135,542	$241,729	$—	$—	$753,987
Non–performing	—	189	3,373	1,034	675	4,356	—	—	9,627
Total residential mortgage	$28,606	$70,407	$125,396	$156,903	$136,217	$246,085	$—	$—	$763,614
Gross charge-offs during period	$—	$136	$—	$62	$226	$3	$—	$—	$427

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$22,412	$—	$22,412
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$22,412	$—	$22,412
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total real estate	$28,606	$70,407	$125,396	$156,903	$136,217	$246,085	$22,412	$—	$786,026

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$5,502	$8,069	$53,290	$7,792	$4,136	$6,542	$44	$1,564	$86,939
Non–performing	—	27	426	19	88	50	—	—	610
Total direct installment	$5,502	$8,096	$53,716	$7,811	$4,224	$6,592	$44	$1,564	$87,549
Gross charge-offs during period	$1	$73	$46	$50	$6	$—	$7	$—	$183

Indirect installment
Performing	$—	$21,808	$57,327	$102,055	$36,610	$14,251	$—	$—	$232,051
Non–performing	—	33	323	725	305	211	—	—	1,597
Total indirect installment	$—	$21,841	$57,650	$102,780	$36,915	$14,462	$—	$—	$233,648
Gross charge-offs during period	$—	$159	$366	$641	$144	$116	$—	$—	$1,426

Home equity
Performing	$6,917	$12,311	$19,290	$14,283	$4,796	$9,324	$27,508	$479,336	$573,765
Non–performing	—	68	258	445	—	204	4,928	—	5,903
Total home equity	$6,917	$12,379	$19,548	$14,728	$4,796	$9,528	$32,436	$479,336	$579,668
Gross charge-offs during period	$—	$—	$20	$7	$—	$52	$644	$—	$723
Total consumer	$12,419	$42,316	$130,914	$125,319	$45,935	$30,582	$32,480	$480,900	$900,865

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$32,640	$3,167	$—	$16,847	$52,654
Credit loss expense (recovery)	1,857	114	—	28	1,999
Charge-offs	(144)	(425)	—	(879)	(1,448)
Recoveries	60	373	—	761	1,194
Balance, end of period	$34,413	$3,229	$—	$16,757	$54,399

	Three Months Ended June 30, 2024
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$30,514	$2,655	$659	$16,559	$50,387
Credit loss expense (recovery)	1,484	(71)	77	925	2,415
Charge-offs	(111)	(1)	—	(741)	(853)
Recoveries	54	5	—	207	266
Balance, end of period	$31,941	$2,588	$736	$16,950	$52,215

	Six Months Ended June 30, 2025
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$30,953	$2,715	$—	$18,312	$51,980
Provision for credit losses on loans	3,497	519	—	(474)	3,542
Charge-offs	(152)	(427)	—	(2,332)	(2,911)
Recoveries	115	422	—	1,251	1,788
Balance, end of period	$34,413	$3,229	$—	$16,757	$54,399

	Six Months Ended June 30, 2024
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$29,736	$2,503	$481	$17,309	$50,029
Provision for credit losses on loans	2,090	76	255	663	3,084
Charge-offs	3	(2)	—	(1,564)	(1,563)
Recoveries	112	11	—	542	665
Balance, end of period	$31,941	$2,588	$736	$16,950	$52,215

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the accrued interest on our loan portfolio was $26.3 million and $25.6 million, respectively.
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

	Three Months Ended
	June 30, 2025			45382	June 30, 2024
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance		Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$1,132	$411	$1,543		$—	$—	$—
Real Estate	72	27	99		46	(5)	41
Mortgage Warehouse	—	—	—		—	—	—
Consumer	796	(127)	669		704	(40)	664
Total	$2,000	$311	$2,311		$750	$(45)	$705

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Six Months Ended
	June 30, 2025			June 30, 2024
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$1,385	158	1,543	$—	—	—
Real Estate	61	38	99	64	(23)	41
Mortgage Warehouse	—	—	—	—	—	—
Consumer	703	(34)	669	551	113	664
Total	$2,149	$162	$2,311	$615	$90	$705

Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.41 billion and $1.44 billion at June 30, 2025 and December 31, 2024.

Activity for mortgage servicing rights and the related impairment allowance were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Mortgage servicing rights
Balances, January 1	$17,933	$18,538	$18,195	$18,807
Servicing rights capitalized	337	359	582	567
Amortization of servicing rights	(518)	(465)	(1,025)	(942)
Ending balance	17,752	18,432	17,752	18,432
Impairment allowance
Beginning balance	—	—	—	—
Additions	—	—	—	—
Reductions	—	—	—	—
Ending balance	—	—	—	—
Mortgage servicing rights, net	$17,752	$18,432	$17,752	$18,432

Fair value, beginning of period	$18,811	$19,149	19,766	19,891
Fair value, end of period	18,251	19,091	18,251	19,091

Fair value at June 30, 2025 was determined using a discounted cash flow analysis with the discount rates ranging from 8.5% to 11.0% and prepayment speeds ranging from 5.8% to 12.5%, depending on the stratification of the specific type. Fair value at June 30, 2024 was determined using a discounted cash flow analysis with a discount rate of 11.0% and prepayment speeds ranging from 6.0% to 12.0%, depending on the stratification of the specific type.

Note 6 – Goodwill

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

The carrying amount of goodwill was $155.2 million as of June 30, 2025 and December 31, 2024, respectively. There were no changes in the carrying amount of goodwill for the three months ended June 30, 2025 and 2024. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

No goodwill impairment charges were recorded for the six months ended June 30, 2025 and 2024.
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
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	June 30, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. Treasury federal agencies	$35,058	$—	$—	$—	$35,058
U.S. government agency mortgage-backed securities	60,031	—	—	—	60,031
Private labeled mortgage-backed pools	—	—	—	—	—
Total Repurchase Agreements	$95,089	$—	$—	$—	$95,089
Repurchase Agreements subject to offsetting arrangements					—

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. Treasury federal agencies	$34,191	$—	$—	$—	$34,191
U.S. government agency mortgage-backed securities	55,721	—	—	—	55,721
Private labeled mortgage-backed pools	$—	$—	$—	$—	$—
Total Repurchase Agreements	$89,912	$—	$—	$—	$89,912
Repurchase Agreements subject to offsetting arrangements					—

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $101.6 million and $96.8 million at June 30, 2025 and December 31, 2024, respectively.

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
On December 8, 2023, Horizon cancelled $3.5 million of the $60.0 million in Notes at a price of 89.5 recording a gain of $368,000. The balance net of unamortized issuance costs of the Notes was $55.8 million and $55.7 million at June 30, 2025 and December 31, 2024, respectively. Unamortized debt issuance costs were $0.7 million and $0.8 million at June 30, 2025 and December 31, 2024, respectively.
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

The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2025, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.
The change in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of our derivative financial instruments utilized by Horizon on a gross basis for the periods indicated.

	Asset Derivatives		Liability Derivatives
	June 30, 2025		June 30, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts -customer accommodation	$510,567	$16,637	$510,567	$16,637
Mortgage loan contracts	—	—	21,062	119
Commitments to originate mortgage loans	20,984	645	—	—
Total derivatives not designated as hedging instruments	531,551	17,282	531,629	16,756

Total derivatives subject to enforceable master netting arrangements, gross	$531,551	$17,282	$531,629	$16,756
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$531,551	$17,282	$531,629	$16,756

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

While the Company is party to master netting arrangements with most of its swap derivative counterparties, the Company has elected to not offset derivative assets and liabilities under these agreements on its consolidated balance sheets. Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums, and usually consists of marketable securities. At June 30, 2025, the Company pledged marketable securities as collateral with a carrying value of $5.5 million.
The effect of the derivative and the hedged item in fair value hedging relationships on the condensed consolidated statements of income for three and six month periods ended June 30, 2025 and June 30, 2024 is as follows:

	Location of gain (loss) recognized on derivative and Hedge item	Amount of Gain (Loss) Recognized on Derivative and Hedged Item
		Three Months Ended		Six Months Ended
		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedge	Interest income - loans receivable	$—	$330	$—	$665
Hedged item		—	(330)	—	(665)
Interest rate contracts - fair value hedge	Interest income - investment securities	—	24	—	96
Hedged item		—	(24)	—	(96)
Total		$—	$—	$—	$—
The effect of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and six month periods ended June 30, 2025 and June 30, 2024 is as follows:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Derivative not designated as hedging relationship
Mortgage loan contracts	Non-interest income-Gain on sale of loans	$(66)	$15	$443	$(39)
Commitments to originate mortgage loans	Non-interest income-Gain on sale of loans	(101)	(49)	(146)	(76)
Total		$(167)	$(34)	$297	$(115)

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
Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2025. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
Available for sale securities
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. Treasury and federal agency securities, state and municipal securities, U.S. government agency mortgage-backed securities, corporate notes. Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs. Observable inputs include dealer quotes, market spreads, cash flow analysis, the U.S. Treasury yield curve, trade execution data, market consensus prepayment spreads and available credit information and the bond’s terms and conditions. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed–income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector grouping, and matrix pricing. In addition, model processes, such as an option adjusted spread model, is used to develop prepayment and interest rate scenarios for securities with prepayment features. Level 3 securities use the discounted cash flow model or other market indicators to calculate the fair values.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	June 30, 2025
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$1,752	$—	$1,752	$—
State and municipal	201,741	—	201,741	—
U.S. government agency mortgage-backed securities	14,095	—	14,095	—
Corporate notes	14,411	—	11,625	2,786
Total available for sale securities	231,999	—	229,213	2,786
Equity securities	570	570	—	—
Interest rate swap agreements asset	16,637	—	16,637	—
Commitments to originate mortgage loans	645	—	645	—
Liabilities:
Mortgage loans contracts	(119)	—	(119)	—
Interest rate swap agreements liability	(16,637)	—	(16,637)	—

	December 31, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$1,801	$—	$1,801	$—
State and municipal	201,834	—	201,834	—
U.S. government agency mortgage-backed securities	14,543	—	14,543	—
Corporate notes	15,499	—	15,499	—
Total available for sale securities	233,677	—	233,677	—
Equity securities	595	595	—	—
Interest rate swap agreements asset	28,817	—	28,817	—
Commitments to originate mortgage loans	202	—	202	—
Mortgage loan contracts	27	—	27	—
Liabilities:
Interest rate swap agreements liability	(28,817)	—	(28,817)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Collateral dependent loans	$6,322	$—	$—	$6,322
December 31, 2024
Collateral dependent loans	$3,797	$—	$—	$3,797
Collateral Dependent Loans: For loans identified as collateral dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.
Loans Transferred to Held for Sale: Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. As of June 30, 2025 and December 31, 2024, there were zero and $64.8 million loans transferred to held for sale on the accompanying Condensed Consolidated Balance Sheets, respectively.
The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	June 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$6,322	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	16.1%-40.9% (35.8%)

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$3,797	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	16.1%-40.1%(36.6%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2025 and December 31, 2024. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

	June 30, 2025
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$101,719	$101,719	$—	$—
Interest- bearing deposits in banks	34,174	34,174	—	—
Federal funds sold	2,024	2,024	—	—
Cash and cash equivalents	137,917	137,917	—	—
Investment securities, held to maturity	1,819,087	—	1,536,980	—
Loans held for sale	2,994	—	—	2,994
Loans, net	4,931,183	—	—	4,776,148
Stock in FHLB	45,412	—	45,412	—
Liabilities
Non-interest bearing deposits	$1,121,163	$1,121,163	$—	$—
Interest bearing deposits	4,578,594	3,385,413	1,189,542	—
Borrowings	975,425	—	992,232	—
Subordinated notes	55,807	—	56,160	—
Junior subordinated debentures issued to capital trusts	57,583	—	50,299	—
Interest payable	14,007	—	14,007	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2024
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$92,300	$92,300	$—	$—
Interest-earning deposits	201,131	201,131	—	—
Federal funds sold	—	—	—	—
Cash and cash equivalents	293,431	293,431	—	—
Interest earnings time deposits	735	—	735	—
Investment securities, held to maturity	1,867,690	—	1,566,268	—
Loans held for sale	67,597	—	64,824	2,773
Loans (excluding loan level hedges), net	4,795,060	—	—	4,611,702
Stock in FHLB	53,826	—	53,826	—
Liabilities
Non-interest bearing deposits	$1,064,818	$1,064,818	$—	$—
Interest bearing deposits	4,535,834	3,446,680	1,084,986	—
Borrowings	1,232,252	—	1,230,860	—
Subordinated notes	55,738	—	55,284	—
Junior subordinated debentures issued to capital trusts	57,477	—	48,559	—
Interest payable	11,137	—	11,137	—
Note 12 – Stockholders' Equity
The components of accumulated other comprehensive loss, net of tax included in capital are as follows:
Accumulated Other Comprehensive Income (Loss)

	June 30, 2025	December 31, 2024
Unrealized gain (loss) on securities available for sale	$(37,842)	$(38,193)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS	1,439	1,892
Total accumulated other comprehensive income (loss)	$(36,403)	$(36,301)
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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of June 30, 2025 and December 31, 2024, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the second quarter of 2025 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents Horizon and the Bank’s actual and required capital ratios as of June 30, 2025 and December 31, 2024, as well as the revisions to Horizon's regulatory capital ratios to reflect the correction of the capital computations for the foregoing periods:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total capital (to risk-weighted assets) [1]
Consolidated	$832,029	14.44%	$461,101	8.00%	$605,195	10.50%	N/A	N/A
Bank	757,998	13.21	459,057	8.00	602,513	10.50	$573,822	10.00%
Tier 1 capital1(to risk-weighted assets)
Consolidated	719,369	12.48	345,826	6.00	489,920	8.50	N/A	N/A
Bank	701,145	12.22	344,293	6.00	487,748	8.50	459,057	8.00
Common equity tier 1 capital1(to risk-weighted assets)
Consolidated	661,786	11.48	259,369	4.50	403,463	7.00	N/A	N/A
Bank	701,145	12.22	258,220	4.50	401,675	7.00	372,984	6.50
Tier 1 capital (to average assets) [1]
Consolidated	719,369	9.59	300,057	4.00	300,057	4.00	N/A	N/A
Bank	701,145	9.36	299,510	4.00	299,510	4.00	374,388	5.00

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk-weighted assets) (1)
Consolidated	$800,209	13.91%	$460,266	8.00%	$604,099	10.50%	N/A	N/A
Bank	725,383	12.64%	459,039	8.00%	602,489	10.50%	573,799	10.00%
Tier 1 capital(1)(to risk-weighted assets)
Consolidated	690,183	12.00%	345,199	6.00%	489,033	8.50%	N/A	N/A
Bank	671,095	11.70%	344,279	6.00%	487,729	8.50%	459,039	8.00%
Common equity tier 1 capital(1)(to risk-weighted assets)
Consolidated	632,760	11.11%	258,900	4.50%	402,733	7.00%	N/A	N/A
Bank	671,095	11.70%	258,209	4.50%	401,659	7.00%	372,969	6.50%
Tier 1 capital(to average assets) (1)
Consolidated	690,183	8.88%	310,825	4.00%	310,825	4.00%	N/A	N/A
Bank	671,095	8.64%	310,539	4.00%	310,539	4.00%	388,174	5.00%
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
The following table represents the commitments to extend credit and standby letters of credit as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025	December 31, 2024
Commitments to extend credit	$1,069,729	$1,018,302
Standby letters of credit	26,286	23,457
Total	$1,096,015	$1,041,759
Note 15 - Subsequent Events
The Company does not have any reportable subsequent events from June 30, 2025 to the reporting date.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2025 and 2024
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
•risks related to the development and use of artificial intelligence (AI);
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
And Results of Operations
For the Three and Six months ended June 30, 2025 and 2024
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
•the risks of expansion through mergers and acquisitions, including unexpected credit quality problems with acquired loans, difficulty integrating acquired operations and material differences in the actual financial results of such transactions compared with Horizon’s initial expectations, including the full realization of anticipated cost savings; and
•acts of terrorism, war and global conflicts, such as the Russia-Ukraine conflict and continued unrest in the Middle East, and the potential impact they may have on supply chains, the availability of commodities, commodity prices, and the overall U.S. and global financial markets.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2025 and 2024
Results of Operations

Net Income

Net income increased $6.5 million to $20.6 million, or $0.47 per diluted share, during the three months ended June 30, 2025 when compared to $14.1 million, or $0.32 per diluted share, for the same period in 2024. The increase in net income from the prior year period reflects an increase in interest income of $4.5 million, a decrease of in interest expense of $5.6 million and an increase in non-interest income of $0.4 million. The increase was partially offset by an increase in non-interest expense of $1.9 million and an increase in tax expense of $2.0 million.

Net income increased $16.5 million to $44.6 million, or $1.01 per diluted share, during the six months ended June 30, 2025 when compared to $28.1 million, or $0.64 per share, for the same period in 2024. The increase from the year ago period was primarily a result of a decrease in interest expense of $10.6 million, an increase in interest income of $8.4 million and an increase in non-interest income of $7.0 million. The increase was partially offset by an increase in non-interest expense of $4.1 million.

Net Interest Income

Net interest income increased $10.1 million, or 22.3% during the three months ended June 30, 2025, to $55.4 million, when compared to the same period in 2024. While average earning assets decreased, the reported net FTE interest margin1 increased by 59 basis points, to 3.23% for the three months ended June 30, 2025 compared to the prior year period, attributable to the favorable mix shift in both average interest earning assets toward higher-yielding loans, and the funding mix toward lower cost deposit liabilities. Additionally, loan yields have expanded while deposit costs have declined when compared with the comparable year ago period. Interest accretion from the fair value of acquired loans did not contribute significantly to the first quarter net interest income, or net FTE interest margin1.

Net interest income increased $19.1 million during the six months ended June 30, 2025, to $107.6 million when compared to the same period in 2024. While average earning asset balances declined slightly, the reported net FTE interest margin1 increased by 57 basis points, to 3.14% for the six months ended June 30, 2025 when compared to the prior year period. The primary driver of the increase in net interest income compared with the prior year period is attributable to the favorable mix shift in both average interest earning assets toward higher-yielding loans, and the funding mix toward lower cost deposit liabilities. Additionally, loan yields have expanded while deposit costs have declined when compared with the comparable year ago period.

1Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2025 and 2024
Following are the average balance sheets for the three months ended (dollars in thousands):

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Three Months Ended
	June 30, 2025			June 30, 2024
	Average Balance (6)	Interest(5)	Average Rate	Average Balance (6)	Interest(5)	Average Rate
Assets
Interest earning assets
Interest earning deposits (incl. Fed Funds Sold)	$72,993	$830	4.56%	$55,467	$738	5.35%
Federal Home Loan Bank stock(1)	45,412	1,075	9.49%	53,827	1,521	11.36%
Investment securities - taxable (2)	959,238	4,866	2.03%	1,309,305	6,465	1.99%
Investment securities - non-taxable (2)	1,100,731	7,707	2.81%	1,132,065	8,072	2.87%
Total investment securities	2,059,969	12,573	2.45%	2,441,370	14,537	2.39%
Loans receivable (3) (4)	4,947,093	79,000	6.41%	4,662,124	72,208	6.23%
Total interest earning assets	$7,125,467	93,478	5.26%	$7,212,788	89,004	4.96%
Non-interest earning assets
Cash and due from banks	86,316			108,319
Allowance for credit losses	(52,560)			(50,334)
Other assets	472,175			508,555
Total average assets	$7,631,398			$7,779,328

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing demand deposits	$1,727,713	$6,803	1.58%	$1,656,523	$7,081	1.72%
Saving and money market deposits	1,651,866	8,200	1.99%	1,677,967	9,733	2.33%
Time deposits	1,233,582	11,049	3.59%	1,134,590	11,633	4.12%
Total Deposits	4,613,161	26,052	2.27%	4,469,080	28,447	2.56%
Borrowings	847,862	7,777	3.68%	1,184,172	10,278	3.49%
Repurchase agreements	88,058	394	1.79%	125,144	935	3.00%
Subordinated notes	55,785	829	5.96%	55,647	829	5.99%
Junior subordinated debentures issued to capital trusts	57,550	1,070	7.46%	57,335	1,213	8.51%
Total interest bearing liabilities	5,662,416	36,122	2.56%	5,891,378	41,702	2.85%
Non-interest bearing liabilities
Demand deposits	1,114,982			1,080,676
Accrued interest payable and other liabilities	64,465			80,942
Stockholders' equity	789,535			726,332
Total average liabilities and stockholders' equity	$7,631,398			$7,779,328
Net FTE interest income (Non-GAAP) (5)		$57,356			$47,302
Less FTE adjustments (5)		2,001			2,023
Net Interest Income		$55,355			$45,279
Net FTE interest margin (Non-GAAP) (5)			3.23%			2.64%
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
(6) Average balances are calculated on a daily average basis

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2025 and 2024

Following are the average balance sheets for the six months ended (dollars in thousands):

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance (6)	Interest(5)	Average Rate	Average Balance (6)	Interest(5)	Average Rate
Assets
Interest earning assets
Interest earning deposits (incl. Fed Funds Sold)	147,656	3,317	4.53%	193,444	5,235	5.47%
Federal Home Loan Bank stock(1)	48,573	2,086	8.66%	45,888	2,304	10.10%
Investment securities - taxable (2)	966,632	9,894	2.06%	1,317,775	13,044	1.99%
Investment securities - non-taxable (2)	1,110,436	15,544	2.82%	1,141,011	16,238	2.86%
Total investment securities	2,077,068	25,438	2.47%	2,458,786	29,282	2.39%
Loans receivable (3) (4)	4,906,496	153,840	6.32%	4,555,224	139,515	6.16%
Total interest earning assets	7,179,793	184,681	5.19%	7,253,342	176,336	4.89%
Non-interest earning assets
Cash and due from banks	87,460			107,057
Allowance for credit losses	(52,214)			(50,147)
Other assets	477,949			497,602
Total average assets	$7,692,988			$7,807,854

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing demand deposits	1,739,017	13,295	1.54%	1,657,616	13,708	1.67%
Saving and money market deposits	1,663,165	16,463	2.00%	1,671,242	18,995	2.30%
Time deposits	1,223,043	21,895	3.61%	1,155,756	23,734	4.13%
Total Deposits	4,625,225	51,653	2.25%	4,484,614	56,437	2.54%
Borrowings	909,338	16,550	3.67%	1,192,450	21,182	3.57%
Repurchase agreements	88,262	809	1.85%	131,598	1,961	3.00%
Subordinated notes	55,768	1,658	6.00%	55,602	1,660	6.00%
Junior subordinated debentures issued to capital trusts	57,524	2,360	8.27%	57,307	2,438	8.56%
Total interest bearing liabilities	5,736,117	73,030	2.57%	5,921,571	83,678	2.84%
Non-interest bearing liabilities
Demand deposits	1,100,485			1,078,929
Accrued interest payable and other liabilities	71,463			81,478
Stockholders' equity	784,923			725,876
Total average liabilities and stockholders' equity	$7,692,988			$7,807,854
Net FTE interest income (Non-GAAP) (5)		111,651			92,658
Less FTE adjustments (5)		4,029			4,091
Net Interest Income		$107,622			$88,567
Net FTE interest margin (Non-GAAP) (5)			3.14%			2.57%
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
(6) Average balances are calculated on a daily average basis

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2025 and 2024
The following table illustrates the impact of changes in the volume of interest earning assets and interest bearing liabilities and interest rates on net interest income for the periods indicated.

	Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024			Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Interest-bearing deposits in banks	$92	$210	$(118)	$(1,918)	$(1,118)	$(800)
Federal Home Loan Bank stock	(446)	(219)	(227)	(218)	129	(347)
Investment securities - taxable	(1,599)	(1,773)	174	(3,150)	(3,578)	428
Investment securities - non-taxable	(365)	(221)	(144)	(694)	(430)	(264)
Loans receivable	6,792	4,511	2,281	14,325	10,941	3,384
Total interest income	4,474	2,508	1,966	8,345	5,944	2,401
Interest Expense
Interest-bearing demand deposits	(278)	296	(574)	(413)	654	(1,067)
Savings and money market savings deposits	(1,533)	(149)	(1,384)	(2,532)	(92)	(2,440)
Time deposits	(584)	964	(1,548)	(1,839)	1,323	(3,162)
Borrowings	(2,501)	(3,059)	558	(4,632)	(5,138)	506
Repurchase agreements	(541)	(230)	(311)	(1,152)	(530)	(622)
Subordinated notes	—	2	(2)	(2)	5	(7)
Junior subordinated debentures issued to capital trusts	(143)	5	(148)	(78)	9	(87)
Total interest expense	(5,580)	(2,171)	(3,409)	(10,648)	(3,769)	(6,879)
Net FTE interest income (Non-GAAP)	10,054	4,679	5,375	18,993	9,713	9,280
Less change in FTE adjustments	(22)			(62)
Net Interest Income	$10,076			$19,055

Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,	June 30,			June 30,	June 30,
(Dollars in Thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$3,208	$3,130	$78	3%	$6,416	$6,344	$72	1%
Wire transfer fees	69	113	(44)	(39)%	140	214	(74)	(35)%
Interchange fees	3,403	3,826	(423)	(11)%	6,644	6,935	(291)	(4)%
Fiduciary activities	1,251	1,372	(121)	(9)%	2,577	2,687	(110)	(4)%
Loss on sale of investment securities	—	—	—	—%	(407)	—	(407)	—%
Gain on sale of mortgage loans	1,219	896	323	36%	2,295	1,522	773	51%
Mortgage servicing income net of impairment	375	450	(75)	(17)%	760	889	(129)	(15)%
Increase in cash value of bank owned life insurance	346	318	28	9%	681	616	65	11%
Other income	1,049	380	669	176%	8,313	1,207	7,106	589%
Total non-interest income	$10,920	$10,485	$435	4%	$27,419	$20,414	$7,005	34%

Total non-interest income increased $0.4 million for the three months ended June 30, 2025 compared to the same period in 2024 and increased $7.0 million for the six months ended June 30, 2025 compared to the same period in 2024. The primary components of the change were as follows:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2025 and 2024

Interchange fees decreased $0.4 million, or 11.1%, for the three months ended June 30, 2025 compared to the same period in 2024, and decreased by $0.3 million, or 4.2%, for the six months ended June 30, 2025, as compared to the same periods in 2024. The decrease was primarily driven by decreases in merchant and debit card fees.

Gain on sale of mortgage loans increased by $0.3 million, or 36.1%, for the three months ended June 30, 2025 compared to the same period in 2024, and increased by $0.8 million for the six months ended June 30, 2025, as compared to the same periods in 2024. The increase was primarily driven by higher volumes of sold loans.

Mortgage servicing income net of impairment decreased by $0.1 million, or 14.5%, for the six months ended June 30, 2025, as compared to the same periods in 2024. The decrease was primarily driven by a decrease in servicing fees due lower balances of loans services for others, and modestly higher levels of amortization expense on the asset balance of mortgage servicing rights.

Other income, which includes various miscellaneous income items as well as fair market value adjustments to certain other assets, increased by $7.1 million during the six months ended June 30, 2025 primarily due to the gain on sale of the Company's mortgage warehouse business to an unrelated third party in the first quarter of 2025, which resulted in a pre-tax gain of $7.0 million.

Non-Interest Expense

	Three Months Ended				Six Months Ended
	June 30,	June 30,			June 30,	June 30,
(Dollars in Thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Non-interest Expense
Salaries and employee benefits	$22,731	$20,583	$2,148	10%	$45,145	$40,851	$4,294	11%
Net occupancy expenses	3,127	3,192	(65)	(2)%	6,829	6,738	91	1%
Data processing	2,951	2,579	372	14%	5,823	5,043	780	16%
Professional fees	735	714	21	3%	1,561	1,321	240	18%
Outside services and consultants	3,278	3,058	220	7%	6,543	6,417	126	2%
Loan expense	1,231	1,038	193	19%	1,920	1,757	163	9%
FDIC insurance expense	1,216	1,315	(99)	(8)%	2,504	2,635	(131)	(5)%
Core deposit intangible amortization	816	844	(28)	(3)%	1,632	1,716	(84)	(5)%
Merger related expense	—	—	—	—%	305	—	305	100%
Other losses	245	515	(270)	(52)%	473	531	(58)	(11)%
Other expense	3,087	3,684	(597)	(16)%	5,988	7,620	(1,632)	(21)%
Total non-interest expense	$39,417	$37,522	$1,895	5%	$78,723	$74,629	$4,094	6%

Non-interest expense increased $1.9 million for the three months ended June 30, 2025 compared to the same period in 2024. Non-interest expense increased $4.1 million for the six months ended June 30, 2025 compared to the same period in 2024, the primary components of the change were as follows:

Salaries and employee benefits expense increased by $2.1 million for the three months ended June 30, 2025 when compared to the same period a year ago. Salaries and employee benefits expense increased by $4.3 million for the six months ended June 30, 2025 compared to the same period in 2024. The increase is partially attributable to growth in salary expense related to ongoing hiring efforts in revenue generating roles in commercial lending, equipment finance and treasury management. Additionally, the prior comparable period benefited from a favorable expense adjustment on a legacy compensation program that was terminated in the fourth quarter of 2024.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2025 and 2024
Other expenses, which includes corporate and other service expenses, decreased by $0.6 million for the three months ended June 30, 2025 when compared to the same period a year ago and $1.6 million for the six months ended June 30, 2025 compared to the same period in 2024. This decrease was partially due to decreases in marketing and advertising expenses.

Provision and Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Allowance for Credit Losses on Loans
Balance at beginning of period	$52,654	$50,387	$51,980	$50,029
Provision for credit losses on loans	1,999	2,415	3,542	3,084
Net loan (charge-offs) recoveries:
Commercial	$(84)	$(57)	$(37)	$115
Residential Real estate	(52)	4	(5)	9
Mortgage warehouse	—	—	—	—
Consumer	(118)	(534)	(1,081)	(1,022)
Total net loan (charge-offs) recoveries	$(254)	$(587)	$(1,123)	$(898)
Balance at end of period	$54,399	$52,215	$54,399	$52,215

Liability for Unfunded Lending Commitments
Balance at beginning of period	$2,000	$750	$2,149	$615
Provision (reversal) for credit losses on unfunded lending commitments	311	(45)	750	90
Balance at end of period	$2,311	$705	$2,899	$705
Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments	$56,710	$52,920	$57,298	$52,920

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio against various economic backdrops, which periodically change. During the three months ended June 30, 2025, the Company recorded a provision for credit losses on loans of $2.0 million. This compares to a provision for credit losses on loans of $2.4 million compared to the same period in 2024. The decrease in the provision for credit losses on loans when compared to the year ago period was primarily attributable to a decrease in specific reserves related to the sale of the mortgage warehouse portfolio and payoffs of specific loans. The provision for credit losses in total was $2.5 million for three months ended June 30, 2025 compared to $2.4 million for the same period in 2024. The increase to the total provision is driven by an increase in provision for credit losses on unfunded lending commitments of $0.4 million and an increase in provision for credit losses on AFS securities of $0.2 million for three months ended June 30, 2025 compared to the same period in 2024, respectively.

For the three months ended June 30, 2025, net loan charge-offs decreased by $0.3 million to $0.3 million, compared to $0.6 million during the same period in 2024. The decrease in charge-offs was primarily due to decreases in the consumer portfolio, and partially as a result of the run-off of the indirect auto portfolio.

The Company’s allowance for credit losses as a percentage of period-end loans HFI was 1.09% at June 30, 2025, compared to 1.08% at June 30, 2024.

As of June 30, 2025, the liability for unfunded lending commitments was $2.3 million compared to $0.7 million as of June 30, 2024.

Income Taxes

The Company’s income tax expense for the three months ended June 30, 2025 was $3.8 million compared to $1.7 million for the same period in 2024, resulting in effective tax rates of 15.4% and 10.9%, respectively. The Company’s income tax

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2025 and 2024
expense for the six months ended June 30, 2025 was $7.9 million compared to $3.0 million for the same period in 2024, resulting in effective tax rates of 15.0% and 9.8%, respectively. The increase in the effective tax rate for the comparative periods was primarily due to expectations of higher pre-tax income in 2025 as compared to 2024, causing tax preferential items to have a less favorable impact, and the Company's decision to discontinue further investment in certain tax credit structures.

The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during the comparable periods primarily due to the effect of tax exempt income from securities, loans, and life insurance policies, and net tax benefits from tax credit investments.

Financial Condition

Total assets decreased by $149.1 million, or 1.9%, as of June 30, 2025, from $7.8 billion as of December 31, 2024. The decrease in total assets is primarily due to decreases in cash and cash equivalents of $155.5 million, or 53.0%, to $137.9 million as of June 30, 2025, and a decrease in loans held for sale of $64.6 million, to $3.0 million as a result of the Company's sale of its mortgage warehouse business. The decrease was partially offset by increase in loans HFI of $136.1 million or 2.8% to $4.9 billion.

Total investment securities decreased $50.3 million, or 2.4%, to $2.1 billion as of June 30, 2025 when compared to balances as of December 31, 2024. The decrease is primarily a result of amortization and maturities, as well as the sale of one corporate debt security in the first quarter. There were no purchases of investment securities during the six months ended June 30, 2025.

Total loans HFI increased to $4.9 billion as of June 30, 2025 compared to $4.8 billion as of December 31, 2024, led by organic commercial loan growth of $220.5 million. The company continues to maintain a balanced growth profile across various geographies, products and industries, and holds a diverse lending portfolio consisting primarily of commercial real estate, consumer, residential and commercial and industrial portfolios.

Total deposit balances increased by $99.1 million, or 1.8%, to $5.7 billion as of June 30, 2025 when compared to balances as of December 31, 2024, driven by growth in non-interest-bearing and time deposit balances, partially offset by declines in other interest-bearing balances. The Company maintains a granular and tenured deposit base, with a continued focus on core commercial and consumer deposit gathering.

Total borrowings decreased by $256.8 million, or 20.8%, to $975.4 million as of June 30, 2025 when compared to balances as of December 31, 2024, primarily related to repayment of a portion of Federal Home Loan Bank advances.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2025 and 2024
Investment securities are comprised of the following as of (dollars in thousands):

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$2,143	$1,752	$2,258	$1,801
State and municipal	242,682	201,741	243,521	201,834
U.S. government agency mortgage-backed securities	16,967	14,095	17,984	14,543
Private labeled mortgage-backed pools	—	—	—	—
Corporate notes	18,257	14,411	18,259	15,499
Total available for sale investment securities	$280,049	$231,999	$282,022	$233,677

Held to maturity
U.S. Treasury, federal agencies, and government sponsored agencies	$275,720	$243,085	$278,383	$239,130
State and municipal	1,023,861	837,762	1,048,862	866,706
U.S. government agency mortgage-backed securities	335,333	291,852	349,726	294,822
Private labeled mortgage–backed pools	27,816	24,444	29,278	25,320
Corporate notes	156,499	139,837	161,599	140,290
Total held to maturity investment securities	$1,819,229	$1,536,980	$1,867,848	$1,566,268
Investment securities available for sale decreased $1.7 million since December 31, 2024 to $232.0 million and securities held to maturity, net of the allowance for credit losses, decreased $48.6 million since December 31, 2024 to $1.8 billion as of June 30, 2025. The decrease in total investments was primarily due to normal maturities and amortization of investment securities. There were no purchases of investment securities during the six months ended June 30, 2025.

Credit Quality

The ACL balance at June 30, 2025 was $54.4 million, or 1.09% of period-end loans HFI compared to an ACL balance of $52.0 million at December 31, 2024 or 1.07% of loans HFI. The increase in the ACL was primarily due to the growth in commercial loans and a modestly less favorable baseline economic outlook.

As of June 30, 2025, total non-accrual loans decreased by $1.5 million, or 5.8%, from December 31, 2024, to 0.49% of total loans HFI. Total non-performing assets increased $3.1 million, or 11%, from December 31, 2024, to 0.40% of total assets.

During the six months ended June 30, 2025, net charge-offs were $1.1 million, or 5 basis points annualized of average loans in the period, a change from $0.9 million, or 4 basis point annualized of average loans in the year ago comparable period.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2025 and 2024

	Credit Quality
	(Dollars in Thousands Except Ratios, Unaudited)
	Quarter Ended
	June 30,	December 31,
	2025	2024
Non-accrual loans
Commercial	$7,547	$5,658
Residential Real estate	9,525	11,215
Consumer	7,222	8,919
Total non-accrual loans	$24,294	$25,792
90 days and greater delinquent - accruing interest	$2,113	$1,166
Total non-performing loans	$26,407	$26,958
Other real estate owned
Commercial	$176	$407
Residential Real estate	463	—
Consumer	480	17
Total other real estate owned	$1,119	$424

Other non-performing assets (1)	$2,937	$—

Total non-performing assets	$30,463	$27,382

Net charge-offs (recoveries)
Commercial	$84	$(32)
Residential Real estate	52	(10)
Consumer	118	668
Total net charge-offs	$254	$626

Allowance for credit losses
Commercial	$34,413	$30,953
Residential Real estate	3,229	2,715
Consumer	16,757	18,312
Total allowance for credit losses	$54,399	$51,980

Credit quality ratios
Non-accrual loans to HFI loans	0.49%	0.53%
Non-performing assets to total assets	0.40%	0.35%
Annualized net charge-offs of average total loans	0.02%	0.05%
Allowance for credit losses to HFI loans	1.09%	1.07%
Allowance for credit losses to non-performing loans	206.00%	192.82%
(1) Other non-performing assets consist of available for sale debt security placed on non-accrual status

Liquidity

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2025 and 2024
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At June 30, 2025, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $1.75 billion in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $1.70 billion at December 31, 2024.
The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $155.5 million during the six months ended June 30, 2025, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $34.7 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $14.5 million mainly due to growth in the loan portfolio, which used cash of $122.9 million. Financing activities used cash of $175.8 million, largely resulting from the repayment of long-term borrowings of $632.0 million and $14.2 million in dividends paid on common stock during the first six months of 2025.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2025. Stockholders’ equity totaled $790.9 million as of June 30, 2025, compared to $763.6 million as of December 31, 2024. The increase in stockholders’ equity during the period was due to an increase in retained earnings, driven by higher net income during the period, which is primarily offset by cash dividend payments on outstanding common stock.
As of June 30, 2025, the ratio of total stockholders’ equity to total assets is 10.34%. Book value per common share was $18.06, increasing $0.59 compared to December 31, 2024.
Tangible common equity1 totaled $627.0 million at June 30, 2025, and the ratio of tangible common equity to tangible assets1 was 8.37% at June 30, 2025. Tangible book value, which excludes intangible assets from total equity, per common share1 was $14.32, increasing $0.64 compared to December 31, 2024.
Horizon declared common stock dividends in the amount of $0.16 per share during the three months ended June 30, 2025 and $0.16 per share for the same period in 2024. The dividend payout ratio (dividends as a percent of basic earnings per share) was 31.37% and 50.00% for the six months ended June 30, 2025 and 2024, respectively. For additional information regarding dividends, see Horizon’s 2024 Annual Report on Form 10–K.
1 Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the six months ended June 30, 2025 and 2024
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

Non–GAAP Reconciliation of Net Fully-Taxable Equivalent ("FTE") Interest Margin
(Dollars in Thousands, Unaudited)
		Three Months Ended		Six Months Ended
		June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Interest income (GAAP)	(A)	$91,477	$86,981	$180,652	$172,246
Taxable-equivalent adjustment:
Investment securities - tax exempt (1)		$1,619	$1,695	$3,264	$3,410
Loan receivable (2)		382	328	765	681
Total taxable-equivalent adjustment (3)		$2,001	$2,023	$4,029	$4,091
Interest income (non-GAAP)	(B)	$93,478	$89,004	$184,681	$176,337
Interest expense (GAAP)	(C)	$36,122	$41,702	$73,030	$83,678
Net interest income (GAAP)	(D) =(A) - (C)	$55,355	$45,279	$107,622	$88,568
Net FTE interest income (non-GAAP)	(E) = (B) - (C)	$57,356	$47,302	$111,651	$92,659
Average interest earning assets	(F)	$7,125,467	$7,212,788	$7,179,793	$7,253,342
Net FTE interest margin (non-GAAP)	(G) = (E*) / (F)	3.23%	2.64%	3.14%	2.57%

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the six months ended June 30, 2025 and 2024

Non–GAAP Reconciliation of Tangible Common Equity to Tangible Assets
(Dollars in Thousands, Unaudited)
		Three Months Ended
		June 30, 2025	June 30, 2024

Total stockholders' equity (GAAP)	(A)	$790,852	$726,665
Intangible assets (end of period)	(B)	163,803	167,121
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$627,049	$559,544

Total assets (GAAP)	(D)	7,652,051	7,912,527
Intangible assets (end of period)	(B)	163,803	167,121
Total tangible assets (non-GAAP)	(E) = (D) - (B)	$7,488,248	$7,745,406

Tangible common equity to tangible assets (Non-GAAP)	(G) = (C) / (E)	8.37%	7.22%

Non–GAAP Reconciliation of Tangible Book Value Per Share
(Dollars in Thousands, Unaudited)
		Three Months Ended
		June 30, 2025	June 30, 2024

Total stockholders' equity (GAAP)	(A)	$790,852	$726,665
Intangible assets (end of period)	(B)	163,803	167,121
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$627,049	$559,544
Common shares outstanding	(D)	43,801,507	43,712,059
Tangible book value per common share (non-GAAP)	(E) = (C) / (D)	$14.32	$12.80

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
The table below shows the modelled effects of an immediate and parallel shift in interest rates on the Company's net interest income profile over a one-year horizon versus the base case net interest income in a flat rate scenario. The simulation model assumes a static balance sheet over that twelve month period, and utilizes various non-maturity interest bearing deposit beta assumptions, based on the underlying products, ranging from 12% to 80% in the disclosed model outputs below. Deposit beta is an estimate for how quickly interest-bearing deposit pricing will change for a given change in interest rates. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results, but rather to provide insight into our current interest rate exposure and to assist in the execution of appropriate asset/liability management strategies. As shown below, the model output would indicate that as of June 30, 2025, the Company's interest-bearing liabilities are projected to reprice at a faster pace than interest-earning assets for the next 100 basis points of declining interest rates.

	June 30, 2025
(Dollars in thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
200 basis points rising	$(18,412.0)	(7.7)%
100 basis points rising	(7,922.0)	(3.3)%
100 basis points falling	$2,199.0	0.9%
200 basis points falling	(3,610.0)	(1.5)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2025, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2025, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS
(a) Exhibits

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information

Exhibit No.	Description	Location
10.1	Amended Form of Restricted Stock Award Agreement (performance-based) under 2021 Omnibus Equity Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 16, 2025
10.2	Amended Form of Restricted Stock Award Agreement (time-based) under 2021 Omnibus Equity Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on April 16, 2025
31.1	Certification of Thomas M. Prame	Attached
31.2	Certification of John R. Stewart	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2025, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

August 11, 2025	/s/ Thomas M. Prame
Date	Thomas M. Prame
Chief Executive Officer

August 11, 2025	/s/ John R. Stewart
Date	John R. Stewart
Chief Financial Officer