Form 10-Q
period 2025-09-30
HORIZON BANCORP INC /IN/
filed 2025-11-10
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,217,433 shares of Common Stock, no par value, at November 6, 2025.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30, 2025	December 31, 2024

Assets
Cash and due from banks	$76,395	$92,300
Interest-bearing deposits in banks	381,860	201,131
Total cash and cash equivalents	458,255	293,431
Interest earning time deposits	—	735
Investment securities, held for trading	598	—
Investment securities, available for sale	883,242	233,677
Investment securities, held to maturity (fair value of $0 and $1,566,268)	—	1,867,690
Loans held for sale	1,921	67,597
Loans, net of allowance for credit losses of $50,178 and $51,980	4,773,491	4,795,060
Premises and equipment, net	93,413	93,864
Federal Home Loan Bank stock	45,713	53,826
Goodwill	155,211	155,211
Other intangible assets	7,886	10,223
Interest receivable	28,758	39,747
Cash value of life insurance	37,762	37,450
Other assets	226,247	152,635
Total assets	$6,712,497	$7,801,146
Liabilities
Deposits
Non-interest bearing	$1,122,888	$1,064,818
Interest bearing	4,398,013	4,535,834
Total deposits	5,520,901	5,600,652
Short and long term borrowings	247,172	1,232,252
Subordinated notes	154,011	55,738
Junior subordinated debentures issued to capital trusts	57,636	57,477
Interest payable	12,395	11,137
Other liabilities	59,611	80,308
Total liabilities	6,051,726	7,037,564
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares	—	—
51,217,433 and 44,226,819 shares issued at September 30, 2025 and December 31, 2024, respectively
Additional paid-in capital	458,734	363,761
Retained earnings	236,312	436,122
Accumulated other comprehensive income (loss)	(34,275)	(36,301)
Total stockholders’ equity	660,771	763,582
Total liabilities and stockholders’ equity	$6,712,497	$7,801,146
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest Income
Interest and fees on loans	$79,561	$75,488	232,637	214,322
Investment securities - taxable	6,631	8,133	18,611	23,481
Investment securities - tax exempt	4,581	6,310	16,861	19,138
Other	2,063	957	5,380	6,192
Total interest income	92,836	90,888	273,489	263,133
Interest Expense
Deposits	25,726	30,787	77,379	87,224
Short and long term borrowings	5,924	11,131	23,283	34,274
Subordinated notes	1,731	830	3,389	2,490
Junior subordinated debentures issued to capital trusts	1,069	1,230	3,429	3,668
Total interest expense	34,450	43,978	107,480	127,656
Net Interest Income	58,386	46,910	166,009	135,477
Credit loss (benefit) expense	(3,572)	1,044	266	4,218
Net Interest Income after Provision for Credit Losses	61,958	45,866	165,743	131,259
Non-interest (Loss) Income
Service charges on deposit accounts	3,474	3,320	9,890	9,664
Wire transfer fees	71	123	211	337
Interchange fees	3,510	3,511	10,154	10,446
Fiduciary activities	1,363	1,394	3,940	4,081
Loss on sale of investment securities	(299,132)	—	(299,538)	—
Gain on sale of mortgage loans	1,208	1,622	3,503	3,144
Mortgage servicing income net of impairment	351	412	1,111	1,301
Increase in cash value of bank owned life insurance	379	349	1,060	965
Other income (loss)	(6,558)	780	1,756	1,987
Total non-interest (loss) income	(295,334)	11,511	(267,913)	31,925
Non-interest Expense
Salaries and employee benefits	22,698	21,829	67,843	62,680
Net occupancy expenses	3,321	3,207	10,149	9,945
Data processing	2,933	2,977	8,757	8,020
Professional fees	808	676	2,369	1,997
Outside services and consultants	3,844	3,677	10,387	10,094
Loan expense	1,237	1,034	3,157	2,791
FDIC insurance expense	1,345	1,204	3,849	3,839
Core deposit intangible amortization	706	844	2,338	2,560
Merger related expense	—	—	305	—
Prepayment penalties	12,680	—	12,680	—
Other losses	131	297	605	828
Other expense	3,249	3,527	9,239	11,147
Total non-interest expense	52,952	39,272	131,678	113,901
Income Before Income Taxes	(286,328)	18,105	(233,848)	49,283
Income tax expense (benefit)	(64,338)	(75)	(56,444)	2,972
Net Income (Loss) Available to Common Shareholders	$(221,990)	$18,180	$(177,404)	$46,311
Basic Earnings Per Share	$(4.69)	$0.42	$(3.94)	$1.06
Diluted Earnings Per Share	$(4.69)	$0.41	$(3.94)	$1.05
See accompanying Notes to Condensed Consolidated Financial Statement

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollar Amounts in Thousands)

	Three Month Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Income (loss)	$(221,990)	$18,180	$(177,404)	$46,311
Other Comprehensive Income (Loss)
Change in securities:
Unrealized gain (loss) for the period on AFS securities	(294,472)	20,800	(294,433)	11,791
Amortization from transfer of securities from available for sale to held to maturity securities	(1,820)	(162)	(2,395)	(490)
Reclassification adjustment for securities (gains) losses realized in income	299,132	—	299,538	—
Income tax effect	(712)	(4,334)	(684)	(2,373)
Unrealized gains (losses) on securities	2,128	16,304	2,026	8,928
Other Comprehensive Income (Loss), Net of Tax	2,128	16,304	2,026	8,928
Comprehensive Income (Loss)	$(219,862)	$34,484	$(175,378)	$55,239
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

Three Months Ended

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, July 1, 2024	$—	$—	$357,673	$442,977	$(73,985)	$726,665
Net income	—	—	—	18,180	—	18,180
Other comprehensive income, net of tax	—	—	—	—	16,304	16,304
Amortization of unearned compensation	—	—	853	—	—	853
Net settlement of share awards	—	—	(73)	—	—	(73)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,107)	—	(7,107)
Balances, September 30, 2024	$—	$—	$358,453	$454,050	$(57,681)	$754,822

Balances, July 1, 2025	—	—	360,759	466,496	(36,403)	790,852
Net loss	—	—	—	(221,990)	—	(221,990)
Other comprehensive income, net of tax	—	—	—	—	2,128	2,128
Amortization of unearned compensation	—	—	317	—	—	317
Net settlement of share awards	—	—	(292)	—	—	(292)
Issuance of common stock (7,138,050 shares), net of expenses	—	—	97,950	—	—	97,950
Cash dividends on common stock ($0.16 per share)	—	—	—	(8,194)	—	(8,194)
Balances, September 30, 2025	$—	$—	$458,734	$236,312	$(34,275)	$660,771
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Nine Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2024	—	—	356,400	429,021	(66,609)	718,812
Net income	—	—	—	46,311	—	46,311
Other comprehensive income, net of tax	—	—	—	—	8,928	8,928
Amortization of unearned compensation	—	—	2,893	—	—	2,893
Net settlement of share awards	—	—	(840)	—	—	(840)
Cash dividends on common stock ($0.48 per share)	—	—	—	(21,282)	—	(21,282)
Balances, September 30, 2024	$—	$—	$358,453	$454,050	$(57,681)	$754,822

Balances, January 1, 2025	—	—	363,761	436,122	(36,301)	763,582
Net loss	—	—	—	(177,404)	—	(177,404)
Other comprehensive income, net of tax	—	—	—	—	2,026	2,026
Amortization of unearned compensation	—	—	1,164	—	—	1,164
Net settlement of share awards	—	—	(4,141)	—	—	(4,141)
Issuance of common stock (7,138,050 shares), net of expenses	—	—	97,950	—	—	97,950
Cash dividends on common stock ($0.48 per share)	—	—	—	(22,406)	—	(22,406)
Balances, September 30, 2025	$—	$—	$458,734	$236,312	$(34,275)	$660,771

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Operating Activities
Net income (loss)	$(177,404)	$46,311
Items not requiring (providing) cash
Provision for credit losses	266	4,218
Depreciation and amortization	9,645	7,684
Share based compensation	1,164	2,893
Amortization of mortgage servicing rights	1,555	1,435
Net (accretion) amortization of premiums and discounts on securities	(1,177)	6,496
Purchases of securities held for trading	(598)	—
Loss on sale of investment securities	299,538	—
Gain on sale of mortgage loans	(3,503)	(3,144)
Loss on sale of portfolio loans	324	—
Proceeds from sales of loans	114,280	91,515
Loans originated for sale	(114,614)	(89,978)
Gain on cash value life insurance	(1,060)	(965)
Gain on other real estate owned	(77)	(74)
Net change in:
Interest receivable	10,989	(656)
Interest payable	1,258	(10,849)
Other assets	(72,995)	12,677
Other liabilities	(21,933)	(12,822)
Net cash provided by operating activities	$45,658	$54,741
Investing Activities
Purchases of securities available for sale	(583,455)	—
Proceeds from sales of securities available for sale	1,409,870	—
Proceeds from maturities, calls and principal repayments of securities available for sale	32,284	14,721
Purchases of securities held to maturity	—	(312)
Proceeds from maturities of securities held to maturity	63,783	52,586
Net change in interest-earning time deposits	735	1,470
Purchase of FHLB stock	(301)	(19,317)
Redemption of FHLB stock	8,414	—
Purchase of loans	—	(240,020)
Proceeds from sale of portfolio loans	228,892	—
Net change in loans	(131,826)	(173,382)
Proceeds on the sale of OREO and repossessed assets	623	1,067
Premises and equipment expenditures	(4,013)	(3,286)
Proceeds from bank owned life insurance	748	44,043
Net cash provided by (used in) investing activities	$1,025,754	$(322,430)
Financing Activities
Net change in deposits	(79,751)	62,122
Proceeds from borrowings	139,943	512,759
Repayment of borrowings	(1,132,135)	(563,120)
Net change in repurchase agreements	(2,944)	(13,631)
Proceeds from issuance of subordinated notes	95,784	—
Net settlement of share awards	(4,141)	(840)
Proceeds from issuance of common stock	97,950	—
Dividends paid on common stock	(21,293)	(21,282)
Net cash used in financing activities	$(906,588)	$(23,992)
Net Change in Cash and Cash Equivalents	$164,824	$(291,681)
Cash and Cash Equivalents, Beginning of Period	$293,431	$526,515
Cash and Cash Equivalents, End of Period	$458,255	$234,834
Additional Supplemental Information
Interest paid	$106,222	$138,505

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

Income taxes paid	20,347	9,505
Transfer of loans to other real estate and repossessed assets	2,623	1,845
Transfer of held to maturity securities to available for sale	1,798,361	—
Transfer of LHI to HFS	191,485	—
Cash dividends declared, not paid	8,194	—
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

Nature of Business and Basis of Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2025 and September 30, 2024 are not necessarily indicative of the operating results for the full year of 2025 or 2024. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10–K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on March 14, 2025 (the “2024 Annual Report on Form 10–K”). The condensed consolidated balance sheet of Horizon as of December 31, 2024 has been derived from the audited balance sheet as of that date.
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

The CODM uses net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the business or distribute dividends to shareholders. The CODM also uses net income in competitive analysis by benchmarking against Horizon Bancorp’s competitors. The competitive analysis, along with the monitoring of budgeted versus actual results, is used in assessing performance of the segment and in establishing management’s compensation
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of September 30, 2025, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands, except per share)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic earnings per share
Net income (loss)	$(221,990)	$18,180	$(177,404)	$46,311
Weighted average common shares outstanding	47,311,642	43,712,059	44,974,027	43,695,968
Basic earnings per share	$(4.69)	$0.42	$(3.94)	$1.06
Diluted earnings per share
Net income available to common shareholders	(221,989)	18,180	(177,404)	46,311
Weighted average common shares outstanding	47,311,642	43,712,059	44,974,027	43,695,968
Effect of dilutive securities:
Restricted stock	—	394,939	—	392,976
Stock options	—	5,323	—	4,551
Weighted average common shares outstanding	47,311,642	44,112,321	44,974,027	44,093,495
Diluted Earnings per Share	$(4.69)	$0.41	$(3.94)	$1.05
Due to the net loss for the three and nine months ended September 30, 2025, all potential common shares are non-dilutive and are therefore excluded from diluted earnings per share. There were 87,012 and 87,012 shares for the three and nine months ended September 30, 2024 which were not included in the computation of diluted earnings per share because they were non–dilutive.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Securities
The fair value of available-for-sale securities is as follows.

	September 30, 2025
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$31,836	—	$31,836	$58	$(58)	$31,836
State and municipal	354,290	—	354,290	1,753	(40,715)	315,328
U.S. government agency mortgage-backed securities	491,207	—	491,207	3,175	(480)	493,902
Corporate notes	48,750	(150)	48,600	—	(6,424)	42,176
Total available for sale investment securities	$926,083	$(150)	$925,933	$4,986	$(47,677)	$883,242

September 30, 2025
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$—	$—	$—	$—
State and municipal	—	—	—	—	—	—
U.S. government agency mortgage-backed securities	—	—	—	—	—	—
Private labeled mortgage–backed pools	—	—	—	—	—	—
Corporate notes	—	—	—	—	—	—
Total held to maturity investment securities	$—	$—	$—	$—	$—	$—
In August 2025, the Company reclassified its held-to-maturity investment portfolio, with a carrying value of $1.8 billion and unrealized loss of $282.6 million, to the available-for-sale portfolio as part of the Company's balance sheet repositioning. Following the reclassification, the Company sold securities with a fair value of $1.4 billion, recognizing a pre-tax loss of $299.5 million upon sale.
The fair value of trading securities is as follows:

	September 30, 2025	December 31, 2024
Held for Trading
U.S. Treasury, federal agencies, and government sponsored agencies	$598	$—
State and municipal	—	—
U.S. government agency mortgage-backed securities	—	—
Corporate notes	—	—
Total trading securities	$598	$—
For the three and nine-months ending September 30, 2025, the net gains (losses) on trading securities were determined to be immaterial to the consolidated financial statements.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The amortized cost and fair value of securities available for sale and held to maturity at September 30, 2025 and December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
Within one year	$31,763	$31,797	$—	$—
One to five years	49,247	48,529	—	—
Five to ten years	76,478	68,141	173,533	141,915
After ten years	277,388	240,873	90,505	77,219
	434,876	389,340	264,038	219,134
U.S. government agency mortgage-backed securities	491,207	493,902	17,984	14,543
Total available for sale investment securities	$926,083	$883,242	$282,022	$233,677
Held to maturity
Within one year	$—	$—	$59,129	$58,304
One to five years	—	—	298,362	278,007
Five to ten years	—	—	366,493	312,748
After ten years	—	—	764,860	597,067
	—	—	1,488,844	1,246,126
U.S. government agency mortgage-backed securities	—	—	349,726	294,822
Private labeled mortgage-backed pools	—	—	29,278	25,320
Total held to maturity investment securities	$—	$—	$1,867,848	$1,566,268

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

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$15,694	$(58)	$15,694	$(58)
State and municipal	16,292	(255)	202,221	(40,460)	218,513	(40,715)
U.S. government agency mortgage-backed securities	39,550	(466)	(142)	(14)	39,408	(480)
Corporate notes	—	—	39,388	(4,361)	39,388	(4,361)
Total available for sale investment securities	$55,842	$(721)	$257,161	$(44,893)	$313,003	$(45,614)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$1,801	$(457)	$1,801	$(457)
State and municipal	—	—	201,834	(41,687)	201,834	(41,687)
U.S. government agency mortgage-backed securities	—	—	14,543	(3,441)	14,543	(3,441)
Corporate notes	—	—	15,499	(2,760)	15,499	(2,760)
Total available for sale investment securities	$—	$—	$233,677	$(48,345)	$233,677	$(48,345)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of September 30, 2025 and December 31, 2024, the Company had 801 and 2,115 securities, respectively, with market values below their cost basis. The total fair value of these investments at September 30, 2025 and December 31, 2024 was $0.3 billion and $1.8 billion, which is approximately 36% and 86%, respectively, of the Company's available for sale, and held to maturity securities portfolio.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table details activity in the allowance for credit losses on available for sale debt securities during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Beginning balance	$150	$—	$—	$—
Credit loss expense (benefit)	—	—	150	—
Ending balance	$150	$—	$150	$—
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
The allowance for credit losses for held to maturity securities is a contra asset valuation account that is deducted from the carrying amount of held to maturity securities to present the net amount expected to be collected. Held to maturity securities are charged off against the allowance for credit loss when deemed uncollectible. Adjustments to the allowance for credit loss are reported in our Condensed Consolidated Statements of Income in credit loss expense. The Company measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regards to U.S. Government-sponsored treasuries, agency and mortgage-backed securities, all these securities are issued by a U.S. government-sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and municipal, private label mortgage-backed and corporate note held to maturity securities, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. As of September 30, 2025 and December 31, 2024, there were no past due principal and interest payments associated with these securities. An allowance for credit loss of $0 and $158 thousand was recorded on these securities based on applying the long-term historical rating agency credit loss rate for similarly rated securities at September 30, 2025 and December 31, 2024, respectively.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. The Company applies ratings derived from Nationally Recognized Statistical Rating Organizations ("NRSRO"), specifically Moody's and Standard & Poor's. For state and municipal securities where no rating is available from the NRSROs, a consistent internally-assigned rating methodology is applied. The amortized cost of the state and municipal securities in the following tables subject to this methodology totaled $0 as of September 30, 2025, and $125.0 million as of December 31, 2024.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table summarizes credit ratings of our held-to-maturity securities at amortized cost for the periods indicated:

September 30, 2025	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$—	$—	$—	$—	$—
State and municipal	—	—	—	—	—	—	—
U.S. government agency mortgage-backed securities	—	—	—	—	—	—	—
Private labeled mortgage-backed pools	—	—	—	—	—	—	—
Corporate notes	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$—

December 31, 2024	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$278,383	$—	$—	$—	$—	$278,383
State and municipal	273,629	698,428	66,079	10,726	—	—	1,048,862
U.S. government agency mortgage-backed securities	349,726	—	—	—	—	—	349,726
Private labeled mortgage-backed pools	29,278	—	—	—	—	—	29,278
Corporate notes	—	6,176	11,549	75,603	4,543	63,728	161,599
Total	$652,633	$982,987	$77,628	$86,329	$4,543	$63,728	$1,867,848
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Beginning balance	$142	$158	$158	$157
Credit loss expense (benefit)	(142)	—	(158)	1
Ending balance	$—	$158	$—	$158
Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $5.1 million at September 30, 2025 and $12.7 million at December 31, 2024 and is excluded from the estimate of credit losses.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Information regarding securities proceeds, gross gains, and gross losses are presented below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Sales of available for sale securities
Proceeds	$1,405,738	$—	$1,409,870	$—
Gross gains	—	—	—	—
Gross losses	(299,132)	—	(299,538)	—
The tax benefit of the proceeds from the sale of securities available for sale was $62.9 million for the three and nine months ended September 30, 2025.
The following table represents the fair value and amortized costs of pledged securities, excluding overnight repurchase agreements.

	September 30, 2025		December 31, 2024
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Pledged securities for borrowing availability at the Federal Reserve	$—	$—	$851,384	$1,032,916
Pledge securities for FHLB borrowings	—	—	279,136	333,613
Pledged securities for derivative instruments	27,660	27,391	0	0
Note 3 – Loans
The table below identifies the Company’s loan portfolio segments and classes.

Portfolio Segment	Class of Financing Receivable
Commercial	Owner occupied real estate
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents outstanding loans held for investment by portfolio class, as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Commercial
Owner occupied real estate	$709,374	$667,165
Non–owner occupied real estate	1,610,937	1,501,456
Residential spec homes	16,783	15,611
Development & spec land	29,862	18,627
Commercial and industrial	989,609	875,297
Total commercial	3,356,565	3,078,156
Real estate
Residential mortgage	757,342	783,961
Residential construction	26,508	18,948
Total real estate	783,850	802,909
Consumer
Direct installment	82,377	97,190
Indirect installment	23,341	303,901
Home equity	577,536	564,884
Total consumer	683,254	965,975
Total loans	4,823,669	4,847,040
Allowance for credit losses	(50,178)	(51,980)
Net loans	$4,773,491	$4,795,060
Total loans include net unearned discounts and deferred loan costs of $7.2 million at September 30, 2025 and $14.9 million at December 31, 2024, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Non–performing Loans

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at September 30, 2025:

	September 30, 2025
	Total Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$5,171	$—	$1,363
Non–owner occupied real estate	3,258	—	139
Residential spec homes	—	—	—
Development & spec land	510	—	—
Commercial and industrial	3,364	—	1,060
Total commercial	12,303	—	2,562
Real estate
Residential mortgage	9,256	—	—
Residential construction	—	—	—
Total real estate	9,256	—	—
Consumer
Direct installment	604	259	—
Indirect installment	1,159	173	—
Home equity	6,036	1,176	—
Total consumer	7,799	1,608	—
Total	$29,358	$1,608	$2,562

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
There was no interest income recognized on non-accrual loans during the three and nine months periods ended September 30, 2025 and 2024, respectively, while the loans were in non-accrual status.
The amount of accrued interest receivable written off by the Company by reversing interest income was not material during the three and nine months periods ended September 30, 2025 and 2024, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan at September 30, 2025:

	September 30, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$704,038	$44	$3,973	$1,318	$5,335	$709,373
Non–owner occupied real estate	1,605,731	2,357	—	2,849	5,206	1,610,937
Residential spec homes	16,783	—	—	—	—	16,783
Development & spec land	29,352	510	—	—	510	29,862
Commercial and industrial	982,095	2,858	2,095	2,561	7,514	989,609
Total commercial	3,337,999	5,769	6,068	6,728	18,565	3,356,564
Real estate
Residential mortgage	747,424	79	3,827	6,012	9,918	757,342
Residential construction	26,508	—	—	—	—	26,508
Total real estate	773,932	79	3,827	6,012	9,918	783,850
Consumer
Direct installment	78,619	2,860	215	684	3,759	82,378
Indirect installment	19,052	3,038	543	708	4,289	23,341
Home equity	563,614	6,625	1,998	5,299	13,922	577,536
Total consumer	661,285	12,523	2,756	6,691	21,970	683,255
Total	$4,773,216	$18,371	$12,651	$19,431	$50,453	$4,823,669

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
Modified Loans
The following tables detail the amortized cost at September 30, 2025 of loans that were modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and the amortized cost at September 30, 2024, of loans that were modified to borrowers experiencing financial difficulty during the three and nine months periods ended September 30, 2024:

	Three Months Ended September 30, 2025
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$550	$—	$3,007	$—	$3,557	0.51%
Non-owner occupied real estate	—	—	—	—	—	—%
Development spec & land	—	—	—	—	—	—%
Commercial and industrial	757	—	246	—	1,003	0.10%
Total	$1,307	$—	$3,253	$—	$4,560	0.09%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Nine Months Ended September 30, 2025
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$550	$—	$3,412	$—	$3,962	0.56%
Non-owner occupied real estate	409	—	—	—	409	0.03%
Development spec & land	510	—	—	—	510	1.74%
Commercial and industrial	1,929	—	650	1,525	4,104	0.42%
Total	$3,398	$—	$4,062	$1,525	$8,985	0.19%

	Three Months Ended September 30, 2024
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment
Commercial
Owner occupied real estate	$2,038	$—	$—	$—	$2,038	0.32%
Non-owner occupied real estate	—	—	—	—	—	—%
Development spec & land	—	—	—	—	—	—%
Commercial and industrial	1,111	—	—	—	1,111	0.14%
Total	$3,149	$—	$—	$—	$3,149	0.07%

	Nine Months Ended September 30, 2024
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment
Commercial
Owner occupied real estate	$3,986	$—	$—	$—	$3,986	0.63%
Non-owner occupied real estate	1,720	—	651	—	2,371	0.17%
Development spec & land	—	—	—	—	—	—%
Commercial and industrial	2,205	—	—	437	2,642	0.33%
Total	$7,911	$—	$651	$437	$8,999	0.19%

The following tables summarize the financial impacts of loan modifications and payment deferrals, as applicable, during the three and nine months periods ended September 30, 2025 and 2024:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30, 2025
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	9	—%	10	0
Non-owner occupied real estate	0	—%	0	0
Development spec & land	0	—%	0	0
Commercial and industrial	7	—%	1	0

	Nine Months Ended September 30, 2025
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (Int Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	9	—%	6	0
Non-owner occupied real estate	12	—%	0	0
Development spec & land	12	—%	0	0
Commercial and industrial	9	—%	6	Weighted average term extension of 36 months & weighted average interest rate reduction of 1.73%

	Three Months Ended September 30, 2024
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	6	—%	0	0
Non-owner occupied real estate	0	—%	0	0
Development spec & land	0	—%	0	0
Commercial and industrial	21	—%	0	Weighted average term extension of 0 months & Weighted average interest rate reduction of —%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Nine Months Ended September 30, 2024
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (Int Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)

Commercial
Owner occupied real estate	7	—%	0	0
Non-owner occupied real estate	15	—%	5	0
Development spec & land	0	—%	0	0
Commercial and industrial	15	—%	0	Weighted average term extension of 14 months & weighted average interest rate reduction of 2.03%
The financial impacts of the modifications did not significantly impact our determination of the allowance for credit losses during the periods presented above.

The following table presents the amortized cost basis at September 30, 2025 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	September 30, 2025
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$6,380	$—	$—	$6,380
Non-owner occupied real estate	—	409	—	409
Development spec & land	—	510	—	510
Commercial and industrial	5,245	—	—	5,245
Total	$11,625	$919	$—	$12,544

The following table presents the amortized cost basis at September 30, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	September 30, 2024
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$3,986	$—	$—	$3,986
Non-owner occupied real estate	2,371	—	—	2,371
Development spec & land	—	—	—	—
Commercial and industrial	2,641	—	—	2,641
Total	$8,998	$—	$—	$8,998

On an ongoing basis, we monitor the performance of all modified loans according to their modified terms. The amortized cost of modified loans that had a payment default during the three and nine months ended September 30, 2025, which were still in default at period end, and were within 12 months or less of being modified was $0.9 and $3.7 million respectively. For the three and nine months ended September 30, 2024, the Company had $— and $1.3 million in payment defaults, respectively.

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
The tables below present the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses, at September 30, 2025 and December 31, 2024.

	September 30, 2025
	Real Estate	Accounts Receivable/ Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$5,171	$—	$—	$5,171	$115
Non–owner occupied real estate	3,258	—	—	3,258	214
Development & spec land	510	—	—	510	—
Commercial and industrial	1,005	2,359	—	3,364	529
Total commercial	9,944	2,359	—	12,303	858
Total collateral dependent loans (1)	$9,944	$2,359	$—	$12,303	$858

(1) Collateral dependent loans had a collateral fair value of $8.7 million at September 30, 2025

	December 31, 2024
	Real Estate	Accounts Receivable/ Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$2,448	$—	$—	$2,448	$224
Non–owner occupied real estate	444	—	—	444	—
Development & spec land	534	—	—	534	—
Commercial and industrial	1,756	476	—	2,232	731
Total commercial	5,182	476	—	5,658	955
Total collateral dependent loans (1)	$5,182	$476	$—	$5,658	$955

(1) Collateral dependent loans had a collateral fair value of $3.4 million at December 31, 2024
As of September 30, 2025, the Company had a carrying value of $1.5 million of repossessed assets. As of September 30, 2025, the Company had a recorded net investment of $0.3 million of consumer mortgage loans in which foreclosure proceedings have commenced. Repossessed assets are a component of other assets within the condensed consolidated balance sheet.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at September 30, 2025.

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$89,674	$78,616	$84,470	$82,654	$63,771	$187,836	$80,366	$13,251	$680,638
Special Mention	—	1,030	—	—	1,391	5,335	2,357	100	10,213
Substandard	—	3,206	9,449	2,728	—	2,590	—	550	18,523
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$89,674	$82,852	$93,919	$85,382	$65,162	$195,761	$82,723	$13,901	$709,374
Gross charge-offs during period	$109	$257	$—	$50	$—	$22	$33	$—	$471

Non–owner occupied real estate
Pass	$129,841	$185,379	$125,563	$233,754	$149,076	$423,758	$307,194	$14,125	$1,568,690
Special Mention	490	—	1,312	28,391	—	—	—	—	30,193
Substandard	—	2,181	3,908	620	—	5,277	68	—	12,054
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$130,331	$187,560	$130,783	$262,765	$149,076	$429,035	$307,262	$14,125	$1,610,937
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential spec homes
Pass	$2,173	$301	$—	$—	$—	$—	$8,895	$5,414	$16,783
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$2,173	$301	$—	$—	$—	$—	$8,895	$5,414	$16,783
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Development & spec land
Pass	$3,196	$817	$4,026	$757	$1,118	$2,043	$17,395	$—	$29,352
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	510	—	510
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$3,196	$817	$4,026	$757	$1,118	$2,043	$17,905	$—	$29,862
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$232,182	$207,007	$81,826	$109,494	$57,518	$50,986	$47,224	$163,815	$950,052
Special Mention	1,451	1,768	442	557	33	331	11,072	10,417	26,071
Substandard	1,904	1,705	4,473	146	49	1,687	1,064	2,458	13,486
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$235,537	$210,480	$86,741	$110,197	$57,600	$53,004	$59,360	$176,690	$989,609
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total commercial	$460,911	$482,010	$315,469	$459,101	$272,956	$679,843	$476,145	$210,130	$3,356,565

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$50,764	$72,055	$114,833	$148,243	$130,929	$231,262	$—	$—	$748,086
Non–performing	—	186	3,610	973	361	4,126	—	—	9,256
Total residential mortgage	$50,764	$72,241	$118,443	$149,216	$131,290	$235,388	$—	$—	$757,342
Gross charge-offs during period	$—	$135	$82	$188	$355	$83	$—	$—	$843

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$26,508	$—	$26,508
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$26,508	$—	$26,508
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total real estate	$50,764	$72,241	$118,443	$149,216	$131,290	$235,388	$26,508	$—	$783,850

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$7,651	$7,068	$50,076	$5,834	$3,612	$5,744	$11	$1,518	$81,514
Non–performing	—	16	665	73	78	31	—	—	863
Total direct installment	$7,651	$7,084	$50,741	$5,907	$3,690	$5,775	$11	$1,518	$82,377
Gross charge-offs during period	$3	$100	$65	$52	$53	$—	$7	$—	$280

Indirect installment
Performing	$—	$318	$4,424	$10,891	$3,907	$2,469	$—	$—	$22,009
Non–performing	—	40	236	616	262	178	—	—	1,332
Total indirect installment	$—	$358	$4,660	$11,507	$4,169	$2,647	$—	$—	$23,341
Gross charge-offs during period	$—	$200	$598	$889	$315	$188	$—	$—	$2,190

Home equity
Performing	$10,457	$11,436	$17,405	$13,678	$4,589	$8,421	$30,246	$474,092	$570,324
Non–performing	—	83	623	432	2	173	5,899	—	7,212
Total home equity	$10,457	$11,519	$18,028	$14,110	$4,591	$8,594	$36,145	$474,092	$577,536
Gross charge-offs during period	$—	$—	$20	$7	$—	$56	$788	$—	$871
Total consumer	$18,108	$18,961	$73,429	$31,524	$12,450	$17,016	$36,156	$475,610	$683,254

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
Note 4 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three and nine months ended September 30, 2025 and 2024:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30, 2025
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$34,413	$3,229	$—	$16,757	$54,399
Credit loss expense (recovery)	271	(127)	—	(3,534)	(3,390)
Charge-offs	(319)	(415)	—	(1,008)	(1,742)
Recoveries	25	395	—	491	911
Balance, end of period	$34,390	$3,082	$—	$12,706	$50,178

	Three Months Ended September 30, 2024
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$31,941	$2,588	$736	$16,950	$52,215
Credit loss expense (recovery)	861	78	126	(21)	1,044
Charge-offs	(38)	(2)	—	(731)	(771)
Recoveries	90	11	—	292	393
Balance, end of period	$32,854	$2,675	$862	$16,490	$52,881

	Nine Months Ended September 30, 2025
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$30,953	$2,715	$—	$18,312	$51,980
Provision for credit losses on loans	3,768	393	—	(4,009)	152
Charge-offs	(471)	(843)	—	(3,341)	(4,655)
Recoveries	140	817	—	1,744	2,701
Balance, end of period	$34,390	$3,082	$—	$12,706	$50,178

	Nine Months Ended September 30, 2024
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$29,736	$2,503	$481	$17,309	$50,029
Provision for credit losses on loans	2,951	154	381	642	4,128
Charge-offs	(149)	(5)	—	(2,295)	(2,449)
Recoveries	316	23	—	834	1,173
Balance, end of period	$32,854	$2,675	$862	$16,490	$52,881

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the accrued interest on our loan portfolio was $22.9 million and $25.6 million, respectively.
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

	Three Months Ended
	September 30, 2025			September 30, 2024
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$1,545	$(5)	$1,540	$—	$—	$—
Real Estate	98	(2)	96	41	—	41
Mortgage Warehouse	—	—	—	—	—	—
Consumer	669	(34)	635	664	—	664
Total	$2,312	$(41)	$2,271	$705	$—	$705

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$1,385	155	1,540	$—	—	—
Real Estate	61	35	96	64	(23)	41
Mortgage Warehouse	—	—	—	—	—	—
Consumer	703	(68)	635	551	113	664
Total	$2,149	$122	$2,271	$615	$90	$705

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.41 billion and $1.44 billion at September 30, 2025 and December 31, 2024.

Activity for mortgage servicing rights and the related impairment allowance were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Mortgage servicing rights
Balances, January 1	$17,752	$18,432	$18,195	$18,807
Servicing rights capitalized	392	398	973	956
Amortization of servicing rights	(531)	(502)	(1,555)	(1,435)
Ending balance	17,613	18,328	17,613	18,328
Impairment allowance
Beginning balance	—	—	—	—
Additions	—	—	—	—
Reductions	—	—	—	—
Ending balance	—	—	—	—
Mortgage servicing rights, net	$17,613	$18,328	$17,613	$18,328

Fair value, beginning of period	$18,251	$19,091	19,766	19,891
Fair value, end of period	17,846	18,449	17,846	18,449

Fair value at September 30, 2025 was determined using a discounted cash flow analysis with the discount rates ranging from 8.5% to 11.0% and prepayment speeds ranging from 5.9% to 12.1%, depending on the stratification of the specific type. Fair value at September 30, 2024 was determined using a discounted cash flow analysis with a discount rate of 11.0% and prepayment speeds ranging from 6.0% to 12.0%, depending on the stratification of the specific type.

Note 6 – Goodwill

The carrying amount of goodwill was $155.2 million as of September 30, 2025 and December 31, 2024, respectively. There were no changes in the carrying amount of goodwill for the three months ended September 30, 2025 and 2024. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

No goodwill impairment charges were recorded for the nine months ended September 30, 2025 and 2024.
Note 7 – Repurchase Agreements

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
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	September 30, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. Treasury federal agencies	$—	$—	$—	$—	$—
U.S. government agency mortgage-backed securities	86,966	—	—	—	86,966
Private labeled mortgage-backed pools	—	—	—	—	—
Total Repurchase Agreements	$86,966	$—	$—	$—	$86,966
Repurchase Agreements subject to offsetting arrangements					—

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. Treasury federal agencies	$34,191	$—	$—	$—	$34,191
U.S. government agency mortgage-backed securities	55,721	—	—	—	55,721
Private labeled mortgage-backed pools	$—	$—	$—	$—	$—
Total Repurchase Agreements	$89,912	$—	$—	$—	$89,912
Repurchase Agreements subject to offsetting arrangements					—

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $90.1 million and $96.8 million at September 30, 2025 and December 31, 2024, respectively.

Note 8 – Subordinated Notes
On June 24, 2020, Horizon issued $60.0 million in aggregate principal amount of 5.625% fixed–to–floating rate subordinated notes (the “ 2030 Notes”). The Notes mature on July 01, 2030 (the “Maturity Date”). The 2030 Notes had a fixed interest rate of 5.625% per annum until July 1, 2025 and a floating rate per annum equal to the Three–Month Term SOFR, plus 549 basis points, thereafter until the Maturity Date, with the floating rate interest payment period commencing on October 1, 2025. As of July 1, 2025, the floating rate was 9.781%. During the third quarter of 2025, Horizon provided a notice of redemption to the holders of the 2030 Notes that Horizon would be redeeming the 2030 Notes, in full, on October 1, 2025. Horizon redeemed the 2030 Notes, in full, on October 1, 2025 by using the net proceeds from the sale of the 2035 Notes, as described below and in Note 15 – Subsequent Events.

On August 29, 2025, Horizon completed the offering and sale of $100.0 million in aggregate principal amount of its 7.000%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Fixed-to-Floating Rate Subordinated Notes due 2035 (the “2035 Notes,” and collectively with the 2030 Notes, the “Notes”). The 2035 Notes were issued by Horizon at a price equal to 100% of their face amount. Horizon used the net proceeds from the offering for general corporate purposes, including in support of the potential repositioning of its balance sheet, and to redeem approximately $56.5 million in aggregate principal amount of the 2030 Notes, which was completed on October 1, 2025 (See Note 15 - Subsequent Events). The 2035 Notes will initially bear interest at a fixed interest rate of 7.000% per annum until September 15, 2030, after which time the interest rate will reset quarterly to a floating rate equal to a benchmark rate, which is expected to be the then current three-month term Secured Overnight Financing Rate (SOFR) plus 360 basis points until the 2035 Notes' maturity on September 15, 2035. The Notes are redeemable by Horizon, in whole or in part, on any interest payment date on or after September 15, 2030, and at any time upon the occurrence of certain events, subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations, including capital regulations. The 2035 Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.
On December 8, 2023, Horizon cancelled $3.5 million of the $60.0 million in 2030 Notes at a price of 89.5 recording a gain of $368,000. The total balance, net of unamortized issuance costs, of the Notes was $154.0 million and $55.7 million at September 30, 2025 and December 31, 2024, respectively. Total unamortized debt issuance costs were $2.5 million and $0.8 million at September 30, 2025 and December 31, 2024, respectively.
Note 9 – Derivative Financial Instruments
Our hedging policy allows the use of interest rate derivative instruments to manage our exposure to interest rate risk of specified assets and liabilities. All derivative instruments are carried on the balance sheet at their estimated fair value and are recorded in other assets or other liabilities, as appropriate, and in the net change in each of these financial statement line items in the accompanying consolidated statement of cash flows.
Fair Value Hedges
Fair value hedges are used to manage interest rate risk related to the underlying hedged items. The Company utilizes fair value hedges and applies the portfolio layer method to hedge stated amounts within a closed portfolio of certain available-for-sale mortgage-backed debt securities. As of September 30, 2025, and December 31, 2024, the amortized cost of closed portfolios of AFS debt securities using the portfolio layer method was $124.1 million and $0 million, respectively.

To mitigate the impact of interest rate fluctuations on fair value, the Company previously entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. The Company also previously utilized fair value hedges to hedge investment securities, converting the fixed rate security to a variable rate. During the year ended December 31, 2024, the Company terminated the fair value hedges on loans and securities, recording a deferred gain of $2.3 million on the loan termination that will be accreted into interest income over the remaining life of the underlying loans, and a mark-to-market adjustment of $0.3 million that was recorded in non-interest income upon termination of the fair value hedges on investment securities.

Changes to fair-value hedges on loans and the related loans are recorded as gains or losses in non–interest income. Changes to fair value hedges on mortgage-backed securities are recorded in interest income. The fair value hedges are considered highly effective.
Other Derivative Instruments

From time to time, the Company may enter into interest rate swaps that are not designated as hedging instruments. These derivative contracts typically involve transactions in which the Company enters into an interest rate swap with a customer while simultaneously executing an offsetting interest rate swap with a third-party financial institution. Under these arrangements, the Company agrees to pay interest to the customer on a notional amount at a variable rate and receives interest from the customer at a fixed rate. Concurrently, the Company pays the same fixed rate to the third-party financial institution and receives the same variable rate on the same notional amount. These interest rate derivative contracts allow our customers to effectively convert variable rate loans to fixed rate loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The Company also enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking operations. As of September 30, 2025, these derivatives are recorded at fair value and are not expected to have a significant impact on the Company's net income over the next 12 months.
Changes in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of our derivative financial instruments utilized by Horizon on a gross basis for the periods indicated.

	Asset Derivatives		Liability Derivatives
	September 30, 2025		September 30, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$—	$—	$124,093	$530
Total derivatives designated as hedging instruments	—	—	124,093	530

Derivatives not designated as hedging instruments
Interest rate contracts -customer accommodation	$462,008	$13,973	$462,008	$13,973
Mortgage loan contracts	—	—	21,246	18
Commitments to originate mortgage loans	10,992	314	—	—
Total derivatives not designated as hedging instruments	473,000	14,287	483,254	13,991

Total derivatives subject to enforceable master netting arrangements, gross	$473,000	$14,287	$483,254	$13,991
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$473,000	$14,287	$483,254	$13,991

	Asset Derivatives		Liability Derivatives
	December 31, 2024		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Interest rate contracts - customer accommodation	$521,520	$28,817	$521,520	$28,817
Mortgage loan contracts	6,155	27	—	—
Commitments to originate mortgage loans	6,856	202	—	—
Total derivatives not designated as hedging instruments	534,531	29,046	521,520	28,817

Total derivatives subject to enforceable master netting arrangements, gross	$534,531	$29,046	$521,520	$28,817
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$534,531	$29,046	$521,520	$28,817

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums and usually consists of marketable securities. At September 30, 2025, the Company pledged marketable securities as collateral with a carrying value of $27.7 million.
The effect of the derivative and the hedged item in fair value hedging relationships on the condensed consolidated statements of income for three and nine month periods ended September 30, 2025 and September 30, 2024 is as follows:

	Location of gain (loss) recognized on derivative and Hedge item	Amount of Gain (Loss) Recognized on Derivative and Hedged Item
		Three Months Ended		Nine Months Ended
		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedge	Interest income - loans receivable	$—	$317	$—	$982
Hedged item		—	(317)	—	(982)
Interest rate contracts - fair value hedge	Interest income - investment securities	18	—	18	—
Hedged item		72	—	72	—
Total		$90	$—	$90	$—
The effect of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and nine month periods ended September 30, 2025 and September 30, 2024 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Derivative not designated as hedging relationship
Mortgage loan contracts	Non-interest income-Gain on sale of loans	$(331)	$(24)	$112	$34
Commitments to originate mortgage loans	Non-interest income-Gain on sale of loans	101	378	(45)	181
Total		$(230)	$354	$67	$215

The following tables summarize the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	Amortized Cost of Hedged Items		Cumulative Hedge Accounting Basis Adjustments
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Available-for-Sale Debt Securities	$125,367	$—	$530	$—

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
Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2025. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	September 30, 2025
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$31,836	$—	$31,836	$—
State and municipal	315,328	—	315,328	—
U.S. government agency mortgage-backed securities	493,902	—	493,902	—
Corporate notes	42,176	—	39,098	3,078
Total available for sale securities	883,242	—	880,164	3,078
Equity securities	496	496	—	—
Held for trading securities	598	—	598	—
Interest rate swap agreements asset	13,973	—	13,973	—
Commitments to originate mortgage loans	314	—	314	—
Liabilities:
Mortgage loans contracts	(18)	—	(18)	—
Interest rate swap agreements liability	(14,503)	—	(14,503)	—

	December 31, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$1,801	$—	$1,801	$—
State and municipal	201,834	—	201,834	—
U.S. government agency mortgage-backed securities	14,543	—	14,543	—
Corporate notes	15,499	—	15,499	—
Total available for sale securities	233,677	—	233,677	—
Equity securities	595	595	—	—
Interest rate swap agreements asset	28,817	—	28,817	—
Commitments to originate mortgage loans	202	—	202	—
Mortgage loan contracts	27	—	27	—
Liabilities:
Interest rate swap agreements liability	(28,817)	—	(28,817)	—

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Collateral dependent loans	$10,842	$—	$—	$10,842
December 31, 2024
Collateral dependent loans	$3,797	$—	$—	$3,797
Collateral Dependent Loans: For loans identified as collateral dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.
Loans Transferred to Held for Sale: Once a decision has been made to sell loans not previously classified as held for sale, these loans are transferred into the held for sale category and carried at the lower of cost or fair value, less estimated costs to sell. At the time of transfer into held for sale classification, any amount by which cost exceeds fair value is accounted for as a valuation allowance. This activity generally pertains to loans with observable inputs, and therefore, are classified within Level 2 of the fair value hierarchy. However, should these loans include adjustments for changes in loan characteristics based on unobservable inputs, the loans would then be classified within Level 3 of the fair value hierarchy. As of September 30, 2025 and December 31, 2024, there were zero and $64.8 million loans transferred to held for sale on the accompanying Condensed Consolidated Balance Sheets, respectively.
The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	September 30, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$10,842	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	34.2%-40.7% (36.3%)

	December 31, 2024
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$3,797	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	16.1%-40.1%(36.6%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2025 and December 31, 2024. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

	September 30, 2025
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$76,395	$76,395	$—	$—
Interest- bearing deposits in banks	381,860	381,860	—	—
Federal funds sold	—	—	—	—
Cash and cash equivalents	458,255	458,255	—	—
Loans held for sale	1,921	—	—	1,921
Loans, net	4,773,491	—	—	4,630,621
Stock in FHLB	45,713	—	45,713	—
Liabilities
Non-interest bearing deposits	$1,122,888	$1,122,888	$—	$—
Interest bearing deposits	4,398,013	3,198,332	1,197,211	—
Borrowings	247,172	—	246,978	—
Subordinated notes	154,011	—	154,981	—
Junior subordinated debentures issued to capital trusts	57,636	—	52,155	—
Interest payable	12,395	—	12,395	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	December 31, 2024
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$92,300	$92,300	$—	$—
Interest-earning deposits	201,131	201,131	—	—
Federal funds sold	—	—	—	—
Cash and cash equivalents	293,431	293,431	—	—
Interest earnings time deposits	735	—	735	—
Investment securities, held to maturity	1,867,690	—	1,566,268	—
Loans held for sale	67,597	—	64,824	2,773
Loans (excluding loan level hedges), net	4,795,060	—	—	4,611,702
Stock in FHLB	53,826	—	53,826	—
Liabilities
Non-interest bearing deposits	$1,064,818	$1,064,818	$—	$—
Interest bearing deposits	4,535,834	3,446,680	1,084,986	—
Borrowings	1,232,252	—	1,230,860	—
Subordinated notes	55,738	—	55,284	—
Junior subordinated debentures issued to capital trusts	57,477	—	48,559	—
Interest payable	11,137	—	11,137	—
Note 12 – Stockholders' Equity
The components of accumulated other comprehensive loss, net of tax included in capital are as follows:
Accumulated Other Comprehensive Income (Loss)

	September 30, 2025	December 31, 2024
Unrealized gain (loss) on securities available for sale	$(33,726)	$(38,193)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS	—	1,892
Unrealized loss on derivative instruments	(549)	—
Total accumulated other comprehensive income (loss)	$(34,275)	$(36,301)
On August 22, 2025, the Company closed a public offering of 7,138,050 shares of its common stock, at a price to the public of $14.50 per share, which included 931,050 shares of the Company’s common stock granted pursuant to the underwriters’ option to purchase additional shares at the public offering price, less underwriting discounts. This offering generated net proceeds of approximately $98.0 million after deducting the underwriting discounts and commissions and offering expenses payable by the Company.
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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of September 30, 2025 and December 31, 2024, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the third quarter of 2025 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents Horizon and the Bank’s actual and required capital ratios as of September 30, 2025 and December 31, 2024, as well as the revisions to Horizon's regulatory capital ratios to reflect the correction of the capital computations for the foregoing periods:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total capital (to risk-weighted assets) (1)
Consolidated	$785,080	15.00%	$418,661	8.00%	$549,492	10.50%	N/A	N/A
Bank	664,754	12.75	417,237	8.00	547,624	10.50	$521,546	10.00%
Tier 1 capital (1) (to risk-weighted assets)
Consolidated	589,789	11.27	313,995	6.00	444,827	8.50	N/A	N/A
Bank	612,305	11.74	312,928	6.00	443,314	8.50	417,237	8.00
Common equity tier 1 capital (1) (to risk-weighted assets)
Consolidated	532,153	10.17	235,497	4.50	366,328	7.00	N/A	N/A
Bank	612,305	11.74	234,696	4.50	365,082	7.00	339,005	6.50
Tier 1 capital (to average assets) (1)
Consolidated	589,789	8.22	286,859	4.00	286,859	4.00	N/A	N/A
Bank	612,305	8.55	286,332	4.00	286,332	4.00	357,915	5.00
(1) As defined by regulatory agencies

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk-weighted assets) (1)
Consolidated	$800,209	13.91%	$460,266	8.00%	$604,099	10.50%	N/A	N/A
Bank	725,383	12.64%	459,039	8.00%	602,489	10.50%	573,799	10.00%
Tier 1 capital (1) (to risk-weighted assets)
Consolidated	690,183	12.00%	345,199	6.00%	489,033	8.50%	N/A	N/A
Bank	671,095	11.70%	344,279	6.00%	487,729	8.50%	459,039	8.00%
Common equity tier 1 capital (1) (to risk-weighted assets)
Consolidated	632,760	11.11%	258,900	4.50%	402,733	7.00%	N/A	N/A
Bank	671,095	11.70%	258,209	4.50%	401,659	7.00%	372,969	6.50%
Tier 1 capital (to average assets) (1)
Consolidated	690,183	8.88%	310,825	4.00%	310,825	4.00%	N/A	N/A
Bank	671,095	8.64%	310,539	4.00%	310,539	4.00%	388,174	5.00%
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
The following table represents the commitments to extend credit and standby letters of credit as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025	December 31, 2024
Commitments to extend credit	$1,165,657	$1,018,302
Standby letters of credit	21,699	23,457
Total	$1,187,356	$1,041,759
Note 15 - Subsequent Events
On October 01, 2025 (the “Redemption Date”), Horizon redeemed the entire $56.5 million aggregate outstanding principal amount of the 2030 Notes. The 2030 Notes were redeemed pursuant to the terms of that certain Indenture, dated as of June 24, 2020, between Horizon and Wilmington Trust, National Association, as trustee, and the First Supplemental Indenture thereto dated as of June 24, 2020, at a redemption price equal to 100% of the aggregate principal amount of the 2030 Notes, plus accrued and unpaid interest thereon to, but excluding, the Redemption Date (the “Redemption Price”). As provided in the notice of redemption, dated August 29, 2025, previously provided to the holders of the 2030 Notes, each such holder is entitled to receive the Redemption Price upon surrender of the 2030 Notes to the Trustee. To complete the redemption, Horizon used the net proceeds from the issuance of the 2035 Notes that closed on August 29, 2025.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2025 and 2024
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
•the impact of continued partial shutdown of the U.S. government;
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
And Results of Operations
For the Three and Nine months ended September 30, 2025 and 2024
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
And Results of Operations
For the Three and Nine months ended September 30, 2025 and 2024
December 31, 2024. There have been no material changes in the Company’s application of critical accounting estimates since December 31, 2024.
Results of Operations

Net Income

Net Income decreased $240.2 million, to a net loss of $222.0 million, or $(4.69) per diluted share, during the three months ended September 30, 2025 when compared to net income of $18.2 million, or $0.41 per diluted share, for the same period in 2024. The decrease in net income when compared with the prior year period reflects a decrease in non-interest income of $306.8 million, of which $299.1 million related to a loss on sale of investment securities, and an increase in non-interest expense of $13.7 million, primarily owed to prepayment penalties on the redemption of borrowings. The decrease was partially offset by an increase in interest income of $1.9 million, a decrease of in interest expense of $9.5 million and an decrease in tax expense of $64.3 million.

Net Income decreased $223.7 million, to a net loss of $177.4 million, or $(3.94) per diluted share, during the nine months ended September 30, 2025, compared to net income of $46.3 million, or $1.05 per share, for the same period in 2024. The decrease from the year ago period was primarily a result of a decrease in non-interest income of $299.8 million, of which $299.5 million related to a loss on sale of investment securities, and an increase in non-interest expense of $17.8 million primarily related to the prepayment penalties, partially offset by a decrease in interest expense of $20.2 million, an increase in interest income of $10.4 million and a decrease in tax expense of $59.4 million, to a net credit of $56.4 million.

Net Interest Income

Net interest income increased $11.5 million, or 24.5% during the three months ended September 30, 2025, to $58.4 million, when compared to the same period in 2024. While average earning assets decreased, the reported net FTE interest margin1 increased by 86 basis points, to 3.52% for the three months ended September 30, 2025 compared to the prior year period, attributable to the favorable mix shift in both average interest earning assets toward higher-yielding loans, and the funding mix toward lower cost deposit liabilities. Additionally, loan and securities yields have expanded while deposit costs have declined when compared with the comparable year ago period. Interest accretion from the fair value of acquired loans did not contribute significantly to net interest income, or net FTE interest margin1, in either comparable period.

Net interest income increased $30.5 million during the nine months ended September 30, 2025, to $166.0 million when compared to the same period in 2024. While average earning asset balances declined, the reported net FTE interest margin1 increased by 66 basis points, to 3.26% for the nine months ended September 30, 2025 when compared to the prior year period. The primary driver of the increase in net interest income compared with the prior year period is attributable to the favorable mix shift in both average interest earning assets toward higher-yielding loans, and the funding mix toward lower cost deposit liabilities. Additionally, loan and securities yields have expanded while deposit costs have declined when compared with the comparable year ago period.

1Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2025 and 2024
Following are the average balance sheets for the three months ended (dollars in thousands):

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Three Months Ended
	September 30, 2025			September 30, 2024
	Average Balance (6)	Interest(5)	Average Rate	Average Balance (6)	Interest(5)	Average Rate
Assets
Interest earning assets
Interest earning deposits (incl. Fed Funds Sold)	$185,665	$2,062	4.41%	$73,524	$957	5.18%
Federal Home Loan Bank stock(1)	45,549	862	7.51%	53,826	1,607	11.88%
Investment securities - taxable (2)	792,829	5,769	2.89%	1,301,830	6,526	1.99%
Investment securities - non-taxable (2)	763,488	5,799	3.01%	1,125,295	7,987	2.82%
Total investment securities	1,556,317	11,568	2.95%	2,427,125	14,513	2.38%
Loans receivable (3) (4)	4,979,211	79,941	6.37%	4,775,788	75,828	6.32%
Total interest earning assets	$6,766,742	94,433	5.54%	$7,330,263	92,905	5.04%
Non-interest earning assets
Cash and due from banks	83,616			108,609
Allowance for credit losses	(54,072)			(52,111)
Other assets	501,590			471,259
Total average assets	$7,297,876			$7,858,020

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing demand deposits	$1,708,446	$6,687	1.55%	$1,656,576	$7,370	1.77%
Saving and money market deposits	1,636,428	8,204	1.99%	1,729,601	10,986	2.53%
Time deposits	1,198,279	10,835	3.59%	1,189,148	12,431	4.16%
Total Deposits	4,543,153	25,726	2.25%	4,575,325	30,787	2.68%
Borrowings	601,889	5,535	3.65%	1,149,952	10,221	3.54%
Repurchase agreements	88,721	389	1.74%	123,524	910	2.93%
Subordinated notes	91,032	1,731	7.54%	55,681	830	5.93%
Junior subordinated debentures issued to capital trusts	57,602	1,069	7.36%	57,389	1,230	8.53%
Total interest bearing liabilities	5,382,397	34,450	2.54%	5,961,871	43,978	2.93%
Non-interest bearing liabilities
Demand deposits	1,120,719			1,083,214
Accrued interest payable and other liabilities	63,103			74,563
Stockholders' equity	731,657			738,372
Total average liabilities and stockholders' equity	$7,297,876			$7,858,020
Net FTE interest income (Non-GAAP) (5)		$59,983			$48,927
Less FTE adjustments (5)		1,597			2,017
Net Interest Income		$58,386			$46,910
Net FTE interest margin (Non-GAAP) (5)			3.52%			2.66%
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
And Results of Operations
For the Three and Nine months ended September 30, 2025 and 2024

Following are the average balance sheets for the six months ended (dollars in thousands):

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance (6)	Interest(5)	Average Rate	Average Balance (6)	Interest(5)	Average Rate
Assets
Interest earning assets
Interest earning deposits (incl. Fed Funds Sold)	160,465	5,380	4.48%	153,178	6,192	10.10%
Federal Home Loan Bank stock(1)	47,554	2,948	8.29%	48,553	3,911	10.76%
Investment securities - taxable (2)	908,061	15,663	2.31%	1,312,421	19,570	1.99%
Investment securities - non-taxable (2)	993,516	21,343	2.87%	1,135,734	24,225	2.85%
Total investment securities	1,901,577	37,006	2.60%	2,448,155	43,795	2.39%
Loans receivable (3) (4)	4,938,985	233,781	6.33%	4,629,363	215,343	6.21%
Total interest earning assets	7,048,581	279,115	5.29%	7,279,249	269,241	4.94%
Non-interest earning assets
Cash and due from banks	86,162			107,578
Allowance for credit losses	(52,840)			(50,806)
Other assets	486,091			485,693
Total average assets	$7,567,994			$7,821,714

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing demand deposits	1,728,715	19,982	1.55%	1,657,267	21,078	1.70%
Saving and money market deposits	1,654,155	24,667	1.99%	1,690,837	30,245	2.39%
Time deposits	1,214,697	32,730	3.60%	1,166,968	35,901	4.11%
Total Deposits	4,597,567	77,379	2.25%	4,515,072	87,224	2.58%
Borrowings	813,713	22,085	3.63%	1,178,180	31,403	3.56%
Repurchase agreements	88,417	1,198	1.81%	128,887	2,871	2.98%
Subordinated notes	67,652	3,389	6.70%	55,629	2,490	5.98%
Junior subordinated debentures issued to capital trusts	57,550	3,429	7.97%	57,334	3,668	8.55%
Total interest bearing liabilities	5,624,899	107,480	2.55%	5,935,102	127,656	2.87%
Non-interest bearing liabilities
Demand deposits	1,107,304			1,080,367
Accrued interest payable and other liabilities	68,813			79,154
Stockholders' equity	766,978			727,091
Total average liabilities and stockholders' equity	$7,567,994			$7,821,714
Net FTE interest income (Non-GAAP) (5)		171,635			141,585
Less FTE adjustments (5)		5,626			6,108
Net Interest Income		$166,009			$135,477
Net FTE interest margin (Non-GAAP) (5)			3.26%			2.60%
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
And Results of Operations
For the Three and Nine months ended September 30, 2025 and 2024
The following table illustrates the impact of changes in the volume of interest earning assets and interest bearing liabilities and interest rates on net interest income for the periods indicated.

	Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024			Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Interest-bearing deposits in banks	$1,105	$1,265	$(160)	$(812)	$528	$(1,340)
Federal Home Loan Bank stock	(745)	(221)	(524)	(963)	(79)	(884)
Investment securities - taxable	(757)	(3,088)	2,331	(3,907)	(6,662)	2,755
Investment securities - non-taxable	(2,188)	(2,717)	529	(2,882)	(3,055)	173
Loans receivable	4,113	3,262	851	18,438	14,614	3,824
Total interest income	1,528	(1,499)	3,027	9,874	5,346	4,528
Interest Expense
Interest-bearing demand deposits	(683)	226	(909)	(1,096)	885	(1,981)
Savings and money market savings deposits	(2,782)	(569)	(2,213)	(5,578)	(645)	(4,933)
Time deposits	(1,596)	95	(1,691)	(3,171)	1,427	(4,598)
Borrowings	(4,686)	(5,031)	345	(9,318)	(9,885)	567
Repurchase agreements	(521)	(214)	(307)	(1,673)	(747)	(926)
Subordinated notes	901	629	272	899	580	319
Junior subordinated debentures issued to capital trusts	(161)	5	(166)	(239)	14	(253)
Total interest expense	(9,528)	(4,859)	(4,669)	(20,176)	(8,371)	(11,805)
Net FTE interest income (Non-GAAP)	11,056	3,360	7,696	30,050	13,717	16,333
Less change in FTE adjustments	(420)			(482)
Net Interest Income	$11,476			$30,532

Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,	September 30,			September 30,	September 30,
(Dollars in Thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Non-interest (Loss) Income
Service charges on deposit accounts	$3,474	$3,320	$154	5%	$9,890	$9,664	$226	2%
Wire transfer fees	71	123	(52)	(42)%	211	337	(126)	(37)%
Interchange fees	3,510	3,511	(1)	—%	10,154	10,446	(292)	(3)%
Fiduciary activities	1,363	1,394	(31)	(2)%	3,940	4,081	(141)	(4)%
Loss on sale of investment securities	(299,132)	—	(299,132)	—%	(299,538)	—	(299,538)	—%
Gain on sale of mortgage loans	1,208	1,622	(414)	(26)%	3,503	3,144	359	11%
Mortgage servicing income net of impairment	351	412	(61)	(15)%	1,111	1,301	(190)	(15)%
Increase in cash value of bank owned life insurance	379	349	30	9%	1,060	965	95	10%
Other income (loss)	(6,558)	780	(7,338)	(941)%	1,756	1,987	(231)	(12)%
Total non-interest (loss) income	$(295,334)	$11,511	$(306,845)	(2666)%	$(267,913)	$31,925	$(299,838)	(939)%

Total non-interest income decreased $306.8 million, to a net loss of $295.3 million for the three months ended September 30, 2025 compared to the same period in 2024 and decreased $299.8 million, to a net loss of $267.9 million for the nine

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2025 and 2024 months ended September 30, 2025 compared to the same period in 2024. The primary components of the change were as follows:

Loss on sale of investment securities increased by $299.1 million for the three months ended September 30, 2025 compared to zero in the comparable period in 2024, and a increased by $299.5 million for the nine months ended September 30, 2025 compared to zero in the comparable period in 2024. The increase was primarily due to the sale of investment securities during the third quarter of 2025 related to the Company's balance sheet repositioning efforts.

Other income, which includes various miscellaneous income items as well as fair market value adjustments to certain other assets, decreased by $7.3 million, to a loss of $6..6 million for the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily related to the pre-tax loss of $7.7 million on the sale of the Company's Indirect Auto portfolio related to the balance sheet repositioning efforts. Other income for the nine months ended September 30, 2025 included the pre-tax gain of $7.0 million on the sale of the Company's mortgage warehouse business in the first quarter of 2025.

Gain on sale of mortgage loans decreased by $0.4 million for the three months ended September 30, 2025 compared to the same period in 2024, driven lower realized gain-on-sale margins, and increased by $0.4 million for the nine months ended September 30, 2025, as compared to the same periods in 2024, driven by the increased volume of sold loans.

Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,	September 30,			September 30,	September 30,
(Dollars in Thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Non-interest Expense
Salaries and employee benefits	$22,698	$21,829	$869	4%	$67,843	$62,680	$5,163	8%
Net occupancy expenses	3,321	3,207	114	4%	10,149	9,945	204	2%
Data processing	2,933	2,977	(44)	(2)%	8,757	8,020	737	9%
Professional fees	808	676	132	20%	2,369	1,997	372	19%
Outside services and consultants	3,844	3,677	167	5%	10,387	10,094	293	3%
Loan expense	1,237	1,034	203	20%	3,157	2,791	366	13%
FDIC insurance expense	1,345	1,204	141	12%	3,849	3,839	10	—%
Core deposit intangible amortization	706	844	(138)	(16)%	2,338	2,560	(222)	(9)%
Merger related expense	—	—	—	—%	305	—	305	100%
Prepayment penalties	12,680	—	12,680	100%	12,680	—	12,680	100%
Other losses	131	297	(166)	(56)%	605	828	(223)	(27)%
Other expense	3,249	3,527	(278)	(8)%	9,239	11,147	(1,908)	(17)%
Total non-interest expense	$52,952	$39,272	$13,680	35%	$131,678	$113,901	$17,777	16%

Non-interest expense increased $13.7 million for the three months ended September 30, 2025 compared to the same period in 2024. Non-interest expense increased $17.8 million for the nine months ended September 30, 2025 compared to the same period in 2024, the primary components of the change were as follows:

Prepayment penalties increased $12.7 million for the three and nine months ended September 30, 2025 when compared to the same period in 2024. The increase was driven by a $12.7 million prepayment penalty related to the payoff of $700 million in FHLB advances during the quarter as part of the Company's balance sheet repositioning.

Salaries and employee benefits expense increased by $0.9 million for the three months ended September 30, 2025 when compared to the same period a year ago. Salaries and employee benefits expense increased by $5.2 million for the nine

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2025 and 2024 months ended September 30, 2025 compared to the same period in 2024. The increase is partially attributable to growth in salary expense related to ongoing hiring efforts in revenue generating roles in commercial lending, equipment finance and treasury management, and higher incentive compensation accruals. Additionally, the prior comparable period benefited from a favorable expense adjustment on a legacy compensation program that was terminated in the fourth quarter of 2024.

Other expenses, which includes corporate and other service expenses, decreased by $0.3 million for the three months ended September 30, 2025 when compared to the same period a year ago and $1.9 million for the nine months ended September 30, 2025 compared to the same period in 2024. This decrease was partially due to decreases in marketing and advertising expenses.

Provision and Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Allowance for Credit Losses on Loans
Balance at beginning of period	$54,399	$52,215	$51,980	$50,029
Provision for credit losses on loans	(3,390)	1,044	152	4,128
Net loan (charge-offs) recoveries:
Commercial	$(294)	$52	$(331)	$167
Residential Real estate	(20)	9	(26)	18
Mortgage warehouse	—	—	—	—
Consumer	(517)	(439)	(1,597)	(1,461)
Total net loan (charge-offs) recoveries	$(831)	$(378)	$(1,954)	$(1,276)
Balance at end of period	$50,178	$52,881	$50,178	$52,881

Liability for Unfunded Lending Commitments
Balance at beginning of period	$2,312	$705	$2,149	$615
Provision (reversal) for credit losses on unfunded lending commitments	(41)	—	705	90
Balance at end of period	$2,271	$705	$2,854	$705
Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments	$52,449	$53,586	$53,032	$53,586

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio against various economic backdrops, which periodically change. During the three months ended September 30, 2025, the Company recorded a benefit for credit losses on loans of $3.4 million. This compares to a provision for credit losses on loans of $1.0 million compared to the same period in 2024. The decrease in the provision for credit losses on loans when compared to the year ago period was primarily attributable to the release of approximately $3.1 million in total Allowance against the sold portion of the indirect auto portfolio, and well as the continued improvement in the Company's historical loss metrics. The benefit for credit losses in total was $3.6 million for three months ended September 30, 2025 compared to a provision for credit losses of $1.0 million for the same period in 2024. The total provision, other than loans, benefitted from the release of the $0.2 million reserve against the previous Held-To-Maturity investment portfolio for three months ended September 30, 2025.

For the three months ended September 30, 2025, net loan charge-offs increased by $0.5 million to $0.8 million, compared to $0.4 million during the same period in 2024. The increase in charge-offs was primarily due to increases in charge-offs in the commercial portfolio.

The Company’s allowance for credit losses as a percentage of period-end loans HFI was 1.04% at September 30, 2025, compared to 1.10% at September 30, 2024.

As of September 30, 2025, the liability for unfunded lending commitments was $2.3 million compared to $0.7 million as of September 30, 2024.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2025 and 2024

Income Taxes

The Company’s income tax benefit for the three months ended September 30, 2025 was $64.3 million compared to $0.1 million for the same period in 2024. The Company’s income tax benefit for the nine months ended September 30, 2025 was $56.4 million compared to a tax expense of $3.0 million for the same period in 2024. The net credit position for the three and nine months ended September 30, 2025 is attributable to the pre-tax loss generated from the Company's balance sheet repositioning efforts in the third quarter of 2025.

The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during the comparable periods primarily due to the effect of tax exempt income from securities, loans, and life insurance policies, and net tax benefits from tax credit investments.

Financial Condition

Total assets decreased by $1.1 billion, or 14.0%, as of September 30, 2025, from $7.8 billion as of December 31, 2024. The decrease in total assets is primarily due to the Company's balance sheet repositioning efforts, which resulted in a decrease in total investment securities of $1.2 billion and a decrease in loans held for investment of $21.6 million. Additionally, the decrease is related to a decrease in loans held for sale of $65.7 million, to $1.9 million as a result of the Company's sale of its mortgage warehouse business in the first quarter of 2025. The decrease was partially offset by an increase in cash and cash equivalents of $164.8 million, or 56.2%, to $458.3 million as of September 30, 2025.

Total investment securities decreased $1.2 billion, or 58.0%, to $0.9 billion as of September 30, 2025 when compared to balances as of December 31, 2024. During the quarter, the Company moved its entire held to maturity securities portfolio to available for sale, sold approximately $1.7 billion in book value and reinvested approximately $580 million of the proceeds in the available for sale portfolio, resulting in a net increase in available for sale securities of $649.6 million as of September 30, 2025.

Total loans HFI decreased $23.4 million to $4.8 billion as of September 30, 2025 compared to balances as of December 31, 2024, due to the continued run-off of consumer balances and the sale of approximately $176 million of the Company's indirect auto portfolio during the third quarter of 2025. The decrease was partially offset by organic commercial loan growth of $278.4 million. The company continues to maintain a balanced growth profile across various geographies, products and industries, and holds a diverse lending portfolio consisting primarily of commercial real estate, consumer, residential and commercial and industrial portfolios.

Total deposit balances decreased by $79.8 million, or 1.4%, to $5.5 billion as of September 30, 2025 when compared to balances as of December 31, 2024. The decrease was driven by the ongoing balance sheet repositioning efforts, which led to a decline of approximately $275 million in high-cost transactional deposit balances during the third quarter of 2025, which were partially offset by growth non-interest bearing balances, commercial interest-bearing balances and time deposit balances. The Company maintains a granular and tenured deposit base, with a continued focus on core commercial and consumer deposit gathering.

Total borrowings decreased by $985.1 million, or 79.9%, to $247.2 million as of September 30, 2025 when compared to balances as of December 31, 2024. The decrease is due to the payoff of $700 million in FHLB advances related to the balance sheet repositioning and additional de-leveraging activities during the first quarter of 2025.

Subordinated notes balances increased by $98.3 million to $154.0 million as of September 30, 2025 when compared to balances as of December 31, 2024. The increase is due to the Company's $100.0 million offering, which closed on August 29, 2025. Subsequent to quarter end, on October 1, 2025, the Company redeemed the remaining $56.5 million subordinated note issuance previously outstanding (See Note 15 - Subsequent events).

Other assets balances increased by $73.6 million to $226.2 million as of September 30, 2025, when compared to balances as of December 31, 2024. The increase is due to a $66.4 million increase in taxes receivable, due to the net loss generated

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2025 and 2024 by the balance sheet repositioning activities in the third quarter, and an increase of $9.8 million in security receivables, related to the timing of the settlements of the security sales during the third quarter. The increase was partially offset by fluctuations in the remaining other assets balances.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2025 and 2024
Investment securities are comprised of the following as of (dollars in thousands):

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$31,836	$31,836	$2,258	$1,801
State and municipal	354,290	315,328	243,521	201,834
U.S. government agency mortgage-backed securities	491,207	493,902	17,984	14,543
Private labeled mortgage-backed pools	—	—	—	—
Corporate notes	48,750	42,176	18,259	15,499
Total available for sale investment securities	$926,083	$883,242	$282,022	$233,677

Held to maturity
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$278,383	$239,130
State and municipal	—	—	1,048,862	866,706
U.S. government agency mortgage-backed securities	—	—	349,726	294,822
Private labeled mortgage–backed pools	—	—	29,278	25,320
Corporate notes	—	—	161,599	140,290
Total held to maturity investment securities	$—	$—	$1,867,848	$1,566,268
Investment securities available for sale increased $649.6 million since December 31, 2024 to $883.2 million and securities held to maturity, net of the allowance for credit losses, decreased $1.9 billion when compared to balances as of December 31, 2024 to zero as of September 30, 2025. During the quarter, the Company moved its entire held to maturity securities portfolio to available for sale, sold approximately $1.7 billion in book value and reinvested approximately $580 million of the proceeds in the available for sale portfolio as of September 30, 2025.

Credit Quality

The ACL balance at September 30, 2025 was $50.2 million, or 1.04% of period-end loans HFI compared to an ACL balance of $52.0 million at December 31, 2024 or 1.07% of loans HFI. The decrease in the ACL was primarily attributable to the release of approximately $3.1 million in total Allowance against the sold portion of the Indirect Auto portfolio. Additionally, the Provision benefitted from continued improvement in the Company's historical loss metrics. These favorable items were partially offset by net growth in Commercial Loans HFI and a modest increase in specific reserves.

As of September 30, 2025, total non-accrual loans increased by $3.6 million, or 13.8%, from December 31, 2024, to 0.61% of total loans HFI. Total non-performing assets increased $8.3 million, or 30%, from December 31, 2024, to 0.53% of total assets.

During the nine months ended September 30, 2025, net charge-offs were $2.0 million, or 5 basis points annualized of average loans in the period, a change from $0.9 million, or 4 basis point annualized of average loans in the year ago comparable period.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2025 and 2024

	Credit Quality
	(Dollars in Thousands Except Ratios, Unaudited)
	Quarter Ended
	September 30,	December 31,
	2025	2024
Non-accrual loans
Commercial	$12,303	$5,658
Residential Real estate	9,256	11,215
Consumer	7,799	8,919
Total non-accrual loans	$29,358	$25,792
90 days and greater delinquent - accruing interest	$1,608	$1,166
Total non-performing loans	$30,966	$26,958
Other real estate owned
Commercial	$272	$407
Residential Real estate	769	—
Consumer	480	17
Total other real estate owned	$1,521	$424

Other non-performing assets (1)	$3,228	$—

Total non-performing assets	$35,715	$27,382

Net charge-offs (recoveries)
Commercial	$294	$(32)
Residential Real estate	19	(10)
Consumer	518	668
Total net charge-offs	$831	$626

Allowance for credit losses
Commercial	$34,390	$30,953
Residential Real estate	3,082	2,715
Consumer	12,706	18,312
Total allowance for credit losses	$50,178	$51,980

Credit quality ratios
Non-accrual loans to HFI loans	0.61%	0.53%
Non-performing assets to total assets	0.53%	0.35%
Annualized net charge-offs of average total loans	0.07%	0.05%
Allowance for credit losses to HFI loans	1.04%	1.07%
Allowance for credit losses to non-performing loans	162.04%	192.82%
(1) Other non-performing assets consist of a single available for sale security placed on non-accrual status in the third quarter of 2025.

Liquidity

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2025 and 2024
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At September 30, 2025, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $1.52 billion in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $1.70 billion at December 31, 2024.
The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $164.8 million during the nine months ended September 30, 2025, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net loss adjusted for certain non-cash items, provided cash flow of $45.7 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $1.0 billion mainly due to the balance sheet repositioning of the securities portfolio, which provided proceeds from sales of AFS securities of $1.4 billion, partially offset by purchases of AFS securities of $583.5 million. Financing activities used cash of $906.6 million, largely resulting from the repayment of long-term borrowings of $1.1 billion and $21.3 million in dividends paid on common stock, partially offset by proceeds from issuance of common stock of $98.0 million and proceeds from issuance of subordinated debt of $95.8 million during the nine months ended September 30, 2025.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2025. Stockholders’ equity totaled $660.8 million as of September 30, 2025, compared to $763.6 million as of December 31, 2024. The decrease in stockholders’ equity during the period was due to a decrease in retained earnings related to the third quarter balance sheet repositioning activities and cash dividend payments on outstanding common stock, partially offset by an increase in additional paid-in-capital from the proceeds of the Company's third quarter common stock offering.
As of September 30, 2025, the ratio of total stockholders’ equity to total assets is 9.84%. Book value per common share was $12.96, decreasing $4.50 compared to December 31, 2024.
Tangible common equity1 totaled $497.7 million at September 30, 2025, and the ratio of tangible common equity to tangible assets1 was 7.60% at September 30, 2025. Tangible book value, which excludes intangible assets from total equity, per common share1 was $9.76, decreasing $3.92 compared to December 31, 2024.
Horizon declared common stock dividends in the amount of $0.16 per share during the three months ended September 30, 2025 and $0.16 per share for the same period in 2024. The dividend payout ratio (dividends as a percent of basic earnings per share) was (12.18)% and 38.47% for the nine months ended September 30, 2025 and 2024, respectively. For additional information regarding dividends, see Horizon’s 2024 Annual Report on Form 10–K.
1 Non-GAAP financial metric. See Non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the nine months ended September 30, 2025 and 2024
Use of Non-GAAP Financial Measures

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

Non–GAAP Reconciliation of Net Fully-Taxable Equivalent ("FTE") Interest Margin
(Dollars in Thousands, Unaudited)
		Three Months Ended		Nine Months Ended
		September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Interest income (GAAP)	(A)	$92,836	$90,888	$273,489	$172,246
Taxable-equivalent adjustment:
Investment securities - tax exempt (1)		$1,218	$1,677	$4,482	$3,410
Loan receivable (2)		379	340	1,144	681
Total taxable-equivalent adjustment (3)		$1,597	$2,017	$5,626	$4,091
Interest income (non-GAAP)	(B)	$94,433	$92,905	$279,115	$176,337
Interest expense (GAAP)	(C)	$34,450	$43,978	$107,480	$83,678
Net interest income (GAAP)	(D) =(A) - (C)	$58,386	$46,910	$166,009	$88,568
Net FTE interest income (non-GAAP)	(E) = (B) - (C)	$59,983	$48,927	$171,635	$92,659
Average interest earning assets	(F)	$6,766,742	$7,330,263	$7,048,581	$7,253,342
Net FTE interest margin (non-GAAP)	(G) = (E*) / (F)	3.52%	2.66%	3.26%	2.57%

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the nine months ended September 30, 2025 and 2024

Non–GAAP Reconciliation of Tangible Common Equity to Tangible Assets
(Dollars in Thousands, Unaudited)
		Three Months Ended
		September 30, 2025	September 30, 2024

Total stockholders' equity (GAAP)	(A)	$660,771	$754,822
Intangible assets (end of period)	(B)	163,097	166,278
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$497,674	$588,544

Total assets (GAAP)	(D)	6,712,497	7,927,457
Intangible assets (end of period)	(B)	163,097	166,278
Total tangible assets (non-GAAP)	(E) = (D) - (B)	$6,549,400	$7,761,179

Tangible common equity to tangible assets (Non-GAAP)	(G) = (C) / (E)	7.60%	7.58%

Non–GAAP Reconciliation of Tangible Book Value Per Share
(Dollars in Thousands, Unaudited)
		Three Months Ended
		September 30, 2025	September 30, 2024

Total stockholders' equity (GAAP)	(A)	$660,771	$754,822
Intangible assets (end of period)	(B)	163,097	166,278
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$497,674	$588,544
Common shares outstanding	(D)	50,970,530	43,712,059
Tangible book value per common share (non-GAAP)	(E) = (C) / (D)	$9.76	$13.46

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk management focuses on monitoring and maintaining variances in the Company's net interest income profile due to changes in interests rates to within Board-approved policy limits. The Company primarily uses earnings simulation models to expose net interest income to 12- and 24- month sensitivities to various movements in rates. Simulations are modeled quarterly to include scenarios where market rates change instantaneously up or down in a parallel or non-parallel manner, which account for the periodic changes in the balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2025 Annual Report on Form 10-K.
The table below shows the modelled effects of an immediate and parallel shift in interest rates on the Company's net interest income profile over a one-year horizon versus the base case net interest income in a flat rate scenario. The simulation model assumes a static balance sheet over that twelve month period, and utilizes various non-maturity interest bearing deposit beta assumptions, based on the underlying products, ranging from 12% to 80% in the disclosed model outputs below. Deposit beta is an estimate for how quickly interest-bearing deposit pricing will change for a given change in interest rates. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results, but rather to provide insight into our current interest rate exposure and to assist in the execution of appropriate asset/liability management strategies. As shown below, the model output would indicate that as of September 30, 2025, the Company's interest-bearing liabilities are projected to reprice at a slightly faster pace than interest-earning assets for the next 100 basis points of declining interest rates.

	September 30, 2025
(Dollars in thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
200 basis points rising	$3,208.0	1.2%
100 basis points rising	1,695.0	0.7%
100 basis points falling	$686.0	0.3%
200 basis points falling	(6,013.0)	(2.3)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2025, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2025, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS
(a) Exhibits

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information

Exhibit No.	Description	Location
10.1	Underwriting Agreement, dated August 20,2025 by and between Horizon Bancorp, Inc., Keefe, Bruyette & Woods, Inc., A Stifel Company and Performance Trust Capital Partners, LLC.	Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on August 22, 2025
10.2	Indenture dated August 29, 2025, between Horizon Bancorp, Inc. and Wilmington Trust, National Association.	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on August 29, 2025
10.3	Form of 7.00% Fixed-to-Floating Rate Subordinated Note due September 15, 2035 (included as Exhibit A-1 and Exhibit A-2 to Indenture.)	Incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed on August 29, 2025
10.4	Form of Subordinated Note Purchase Agreement dated as of August 29, 2025, by and among Horizon Bancorp, Inc. and the Purchasers.	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on August 29, 2025
10.5	Form of Registration Rights Agreement, dated August 29, 2025 by and among Horizon Bancorp, Inc. and the Purchasers.	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on August 29, 2025
31.1	Certification of Thomas M. Prame	Attached
31.2	Certification of John R. Stewart	Attached
32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2025, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

November 10, 2025	/s/ Thomas M. Prame
Date	Thomas M. Prame
Chief Executive Officer

November 10, 2025	/s/ John R. Stewart
Date	John R. Stewart
Chief Financial Officer