Form 10-K
period 2025-12-31
HORIZON BANCORP INC /IN/
filed 2026-03-13
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S–T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes–Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non–affiliates of the registrant, based on the last sale price of such stock as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $655.8 million.
As of March 11, 2026, the registrant had 51,225,946 shares of common stock outstanding.
Documents Incorporated by Reference

Document	Part of Form 10–K into which portion of document is incorporated
Portions of the Registrant’s Proxy Statement to be filed for its May 1, 2026 annual meeting of shareholders	Part III

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K
. FORWARD–LOOKING STATEMENTS
This report contains certain forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Horizon Bancorp, Inc. (“Horizon” or the “Company”) and Horizon Bank (the “Bank”). Horizon intends such forward–looking statements to be covered by the safe harbor provisions for forward–looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purposes of these safe harbor provisions. Statements in this report should be considered in conjunction with the other information available about Horizon, including the information in the other filings we make with the Securities and Exchange Commission. The forward–looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “expect,” “estimate,” “project", “intend,” “plan,” “believe,” “could,” “will” and similar expressions in connection with any discussion of future operating or financial performance. Although management believes that the expectations reflected in such forward–looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.
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
•loss of key Horizon personnel;
•changes within the domestic and international macroeconomic environment, including trade policy, monetary and fiscal policy, and inflation levels.
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
2025 Annual Report on Form 10–K
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
2025 Annual Report on Form 10–K
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
The Bank maintains 71 full service offices. At December 31, 2025, the Bank had total assets of $6.4 billion and total deposits of $5.3 billion. The Bank has wholly–owned direct and indirect subsidiaries: Horizon Investments, Inc. (“Horizon Investments”), Horizon Properties, Inc. (“Horizon Properties”), Horizon Insurance Services, Inc. (“Horizon Insurance”), Horizon Grantor Trust and Wolverine Commercial Holdings, LLC. Horizon Investments manages the investment portfolio of the Bank. Horizon Properties manages the real estate investment trust. Horizon Insurance is used by the Company’s Wealth Management to sell certain life insurance products through a third party. Horizon Grantor Trust holds title to certain company owned life insurance policies. Wolverine Commercial Holdings, LLC currently holds one piece of property but does not otherwise engage in significant business activities.
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
The business of Horizon is not seasonal to any material degree. No material part of Horizon’s business is dependent upon a single or small group of customers, the loss of any one or more of which would have a materially adverse effect on the business of Horizon. In 2025, revenues from loans accounted for 291.4% of the total consolidated revenue, including the realized losses related to the balance sheet repositioning, and revenues from investment securities accounted for 42.9% of total consolidated revenue.
Available Information
The Company’s Internet address is www.horizonbank.com. Information on or accessible through our website is not deemed to be incorporated into this Annual Report on Form 10–K. Website references in this Annual Report are

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K
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
As of December 31, 2025, the Company employed 465 full–time and 26 part–time employees across all locations.
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

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K
The following table estimates the number of financial institution competitors in Horizon’s primary market areas, along with Horizon’s competitive position in these areas, based on the June 30, 2025 Federal Deposit Insurance Corporation (“FDIC”) Deposit Market Share Report (available at www.fdic.gov):

INDIANA			MICHIGAN
County	Number of Institutions	Horizon Market Share	County	Number of Institutions	Horizon Market Share
Allen	87	0.39%	Arenac	6	28.28%
Bartholomew	21	5.25%	Berrien	33	12.01%
Carroll	7	25.97%	Charlevoix	11	3.65%
Cass	10	15.23%	Crawford	2	22.60%
DeKalb	16	9.07%	Ingham	52	0.94%
Elkhart	50	0.68%	Kalamazoo	47	1.82%
Fountain	12	9.22%	Kent	150	0.39%
Grant	15	7.99%	Mecosta	16	10.95%
Hamilton	121	0.26%	Midland	14	16.49%
Howard	20	3.50%	Missaukee	3	49.20%
Johnson	45	11.12%	Newaygo	6	6.59%
Kosciusko	30	3.81%	Oakland	269	0.12%
LaGrange	12	2.75%	Otsego	6	17.61%
Lake	126	1.57%	Ottawa	64	0.90%
LaPorte	21	58.00%	Roscommon	4	13.39%
Marion	172	0.95%	Shiawassee	10	16.48%
Noble	13	4.83%	St. Joseph	22	5.13%
Porter	43	6.75%	Wexford	8	22.33%
St. Joseph	58	0.49%
Tippecanoe	44	5.76%
Whitley	10	5.73%
At the time of the FDIC Deposit Market Share Report, Horizon was the largest of the 8 bank and thrift institutions in LaPorte County, the largest of the 7 institutions in Carroll County, the 3th largest of the 10 institutions in Johnson County, the 4th largest of the 10 institutions in DeKalb County, the 3rd largest of the 6 institutions in Cass County, the 6 largest of the 10 institutions in Tippecanoe County, and the 5th largest of the 10 institutions in Porter County.
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
2025 Annual Report on Form 10–K
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
2025 Annual Report on Form 10–K
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
Bank holding companies, such as Horizon, and their insured depository institutions, such as the Bank, are subject to various regulatory capital requirements administered by the federal and state regulators. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. Risk–based capital ratios are determined by allocating assets and specified off–balance sheet commitments to four risk weighted categories, with higher levels of capital being required for the categories perceived as representing greater risk. In 2019, the Federal bank regulatory agencies, working jointly, adopted final regulations designed to simplify capital requirements for community banks, allowing qualifying community banks to adopt a simple community bank leverage ratio. For an additional discussion of the Company’s regulatory capital ratios and regulatory requirements as of December 31, 2025, please refer to the subsection titled “Capital Regulation” in this “Regulation and Supervision” section.
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
Also, under the Dodd–Frank Act, the assessment base for deposit insurance premiums is the institution's average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. The initial base assessment rates ranged from 5 to 35 basis points. For small Risk Category I banks, such as Horizon Bank, the rates ranged from 5 to 9 basis points. Adjustments are made to the initial assessment rates based on long–term unsecured debt, depository institution debt, and brokered deposits.

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K
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

Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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
2025 Annual Report on Form 10–K
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

The Federal Reserve and FDIC have authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances. As of December 31, 2025, Horizon Bank met all applicable capital adequacy requirements.

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
Horizon’s management believes that, as of December 31, 2025, Horizon and the Bank met all applicable regulatory capital requirements currently in effect.

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K
The following is a summary of Horizon’s and the Bank’s regulatory capital and capital requirements at December 31, 2025.

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)(1)
Consolidated	$762,541	14.36%	$424,791	8.00%	$557,538	10.50%	N/A	N/A
Bank	687,316	12.99%	423,209	8.00%	555,461	10.50%	529,011	10.00%
Tier 1 capital (to risk-weighted assets)(1)
Consolidated	611,186	11.51%	318,593	6.00%	451,340	8.50%	N/A	N/A
Bank	634,176	11.99%	317,407	6.00%	449,659	8.50%	423,209	8.00%
Common equity tier 1 capital (to risk-weighted assets)(1)
Consolidated	553,498	10.42%	238,945	4.50%	371,692	7.00%	N/A	N/A
Bank	634,176	11.99%	238,055	4.50%	370,308	7.00%	343,857	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	611,186	9.55%	256,006	4.00%	256,006	4.00%	N/A	N/A
Bank	634,176	9.94%	255,282	4.00%	255,282	4.00%	319,103	5.00%

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

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K

Dividend Restrictions — Horizon’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits combined with the retained net profits of the preceding two years, subject to the capital requirements described in Note 19. At December 31, 2025, the Bank could, without prior approval, declare dividends of approximately $54.5 million to Horizon. Additionally, the Federal Reserve Board limits the amount of dividends that may be paid by Horizon to its stockholders under its capital adequacy guidelines.
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
At December 31, 2025, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk–based capital ratio exceeded 10%, the Bank’s Tier 1 risk–based capital ratio exceeded 8%, the Bank’s common equity Tier 1 risk–based capital ratio exceeded 6.5%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.
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
2025 Annual Report on Form 10–K
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
2025 Annual Report on Form 10–K
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
2025 Annual Report on Form 10–K
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
As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2025, the Bank’s investment in stock of the FHLB of Indianapolis was $45.7 million which exceeds the required stock purchase minimum for Horizon. For the year ended December 31, 2025, dividends paid by the FHLB of Indianapolis to the Bank on the FHLB stock totaled approximately $3.6 million, for an annualized rate paid in dividends of 7.8%.
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
2025 Annual Report on Form 10–K
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
2025 Annual Report on Form 10–K
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

We have a large percentage of commercial, residential mortgage and consumer loans. At December 31, 2025 $3.43 billion or 70.4% of our loan portfolio consisted of commercial loans. Commercial loans generally have greater credit risk than residential mortgage and consumer loans because repayment of these loans often depends on the successful business operations of the borrowers. At December 31, 2025 $772.4 million or 15.8% of our loan portfolio consisted of commercial real estate loans. Commercial real estate loans generally have greater risk because repayment of these loans is often dependent upon income being generated in amounts sufficient to cover operating costs and debt service. Both types of commercial loans also typically have much larger loan balances than residential mortgage and consumer loans. At December 31, 2025 $671.7 million or 13.8% of our loan portfolio consisted of consumer loans. Consumer loans generally involve greater risk than residential mortgage loans because they are unsecured or secured by assets that depreciate in value. Although we undertake a variety of underwriting, monitoring and reserving protections with respect to these types of loans, there can be no guarantee that we will not suffer unexpected losses. Residential mortgage loans and consumer loans may present increase risk during periods of unemployment rates and increasing interest rates, which may adversely affect the underlying real estate and other collateral values and the ability of our borrowers to repay their loans on scheduled terms. At December 31, 2025, nonperforming commercial loans, commercial real estate loans, and consumer loans totaled $34,946 and 0.7%, respectively.

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K
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
2025 Annual Report on Form 10–K
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

As of December 31, 2025, we had $162.4 million of goodwill and other intangible assets. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, or slower growth rates could result in impairment of goodwill. If we were to conclude that a future write-down of our goodwill is necessary, then we would record the appropriate charge, which could be materially adverse to our operating results and financial position. For further discussion, see Notes 1 and 8, “Nature of Operations and Summary of Significant Accounting Policies” and “Goodwill and Intangible Assets,” to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10–K for the year ended December 31, 2025.

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
2025 Annual Report on Form 10–K
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
2025 Annual Report on Form 10–K
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
2025 Annual Report on Form 10–K
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
2025 Annual Report on Form 10–K

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
2025 Annual Report on Form 10–K
the allowance for loan losses and/or sustain loan losses that are significantly higher than the provided allowance.

Our remaining indirect lending exposures are subject to higher fraud risk than our other lending operations.

We no longer originate auto loans through automobile dealers, but a small amount dealer-originated auto loans remain on our books. Because we relied on automobile dealers in making and documenting these loans, there is an increased risk of fraud to us on the part of the third–party originators and the underlying borrowers. In order to guard against this increased risk, we performed investigations on third parties who originated loans we purchase, and we reviewed the loan files and loan documents we purchased to attempt to detect any irregularities or legal noncompliance. However, there is no guarantee that our procedures detected all cases of fraud or legal noncompliance.

Due to the development of new technologies and regulatory actions encouraging the use of these technologies, consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, or general-purpose reloadable prepaid cards. Consumers can complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. Transactions utilizing digital assets, including cryptocurrencies, stablecoins, and other similar assets, have increased substantially over the course of the last several years. For example, the enactment of the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act) provides a legal framework for stablecoins to be issued in the United States, which may allow new and existing competitors to compete for funds that may have otherwise been deposited with banks, such as Horizon Bank.

Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions as illustrated by the current and ongoing market volatility. Accordingly, digital asset service providers, which at present are not subject to supervision and regulation comparable to that which is faced by banking organizations and other financial institutions, have become active competitors for our customers’ banking business. The Trump Administration, through executive actions and public announcements, has established a more relaxed regulatory framework for cryptocurrencies, digital assets, and financial technology firms, and created a more favorable environment for those asset classes and firms.

The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. On October 22, 2024, the CFPB adopted a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transaction, account, and payment information. However, in August 2025, the CFPB issued an advanced notice of proposed rulemaking to reconsider its final rule and, in October 2025, a district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule. A final rule, if implemented, could lead to greater competition for products and services among banks and nonbanks alike. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K
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
2025 Annual Report on Form 10–K
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
2025 Annual Report on Form 10–K
•a decline in the demand for our products and services; and
•an increase in non–accrual loans and other real estate owned.

Negative developments affecting the banking industry, and resulting media coverage, may erode customer confidence in the banking system and could have a material effect on our operations and/or stock price.

Recent high–profile bank failures can generate significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments may negatively impact customer confidence in the safety and soundness of financial institutions, as well as cause significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These market developments may cause general uncertainty and concern regarding the liquidity adequacy of the banking industry and in particular, regional banks like Horizon. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short–term fixed income securities, all of which could materially adversely impact our liquidity, loan funding capacity, net interest margin, capital and results of operations. In connection with high–profile bank failures, uncertainty and concern may be compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC may take measures to reassure depositors when bank failures occur, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

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

Legal/Regulatory/Compliance Risk

We are subject to litigation, regulatory examinations, supervisory actions, and other legal proceedings that could result in significant costs, restrict our operations, and adversely affect our financial condition and results of operations.

As a financial services company, we and our subsidiaries are regularly involved in a variety of legal and regulatory proceedings arising in the ordinary course of business. These matters may include claims and disputes related to lending practices, mortgage servicing, deposit account operations, fiduciary duties, employment matters, contractual obligations, shareholder actions, consumer protection statutes, fair lending laws, intellectual property rights, and other commercial issues. We may also face litigation or regulatory scrutiny associated with our role in originating, underwriting, or servicing loans; our use of third‑party vendors; and our offering of investment advisory or wealth management services.

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K

In addition, we operate in a highly regulated industry. As a bank holding company and financial institution, we are subject to extensive oversight by federal and state regulators, whose examinations may result in supervisory actions, enforcement proceedings, fines, penalties, or other remedial requirements. Areas of focus may include capital adequacy, anti‑money laundering and Bank Secrecy Act compliance, consumer compliance, cybersecurity and data privacy, fair lending, and overall risk management practices. Changes in regulatory priorities or interpretations can increase the likelihood of governmental actions or private litigation.

Defending against claims, responding to regulatory inquiries, or complying with enforcement actions can be expensive and time‑consuming and may divert management’s attention from our operations. Even when claims are without merit, the cost of defense, reputational impact, and potential operational restrictions may be significant. We also may not have insurance coverage for certain types of claims, coverage limits may be insufficient, or insurers may dispute coverage.

Adverse outcomes—whether through court judgments, settlements, consent orders, civil money penalties, or mandated operational changes—could harm our reputation, restrict our ability to grow or pursue strategic initiatives, and materially and adversely affect our business, financial condition, and results of operations.
Adverse outcomes—whether through court judgments, settlements, consent orders, civil money penalties, or mandated operational changes—could harm our reputation, restrict our ability to grow or pursue strategic initiatives, and materially and adversely affect our business, financial condition, and results of operations.

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
2025 Annual Report on Form 10–K

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

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K
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

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K
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

Pursuant to the Cyber Security Committee Charter, the Cyber Security Committee is required to meet at least three times per year and report to the Board annually. The Cyber Security Committee met three times in 2025. In addition, the Cyber Security Committee Charter provides that a majority of the Cyber Security Committee's voting members must qualify as independent directors under SEC rules and NASDAQ listing standards. During 2025, 100% of the Cyber Security Committee's members qualified as independent.

Horizon's senior management briefs the Cyber Security Committee at each Cyber Security Committee meeting (see below for detailed discussion). In 2025, Horizon's information technology/cyber security program was audited by Horizon's internal auditors. The Cyber Security Committee Charter is posted on Horizon's website at www.horizonbank.com in the section headed “About Us – Investor Relations – Corporate Information” under the caption “Corporate Governance.”

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

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K
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

The Executive Vice President, Senior Operations Officer has 36 years of experience in operations and technology with an educational background in Business Administration. In the role of Senior Bank Operations Officer and Executive for the past 25 years, she oversees and works closely with Horizon's technology and security teams to develop and implement robust security measures to protect the Bank's systems, networks, and customer data. The Senior Bank Operations Officer stays current on the latest industry trends and emerging cyber threats through publications, webinars, seminars, and banking association training around cyber security. She also collaborates with external agencies, such as law enforcement and regulatory bodies, to address cyber threats and ensure compliance with industry best practices.

The Senior Vice President, Senior Technology Officer has 29 years of experience in information technology, with the last 14 as the information technology leader for the Bank. He holds a bachelor’s degree in computer science. He is an active member of FS–ISAC's Mergers an Acquisition Working Group, is a member of InfraGard, and serves as the chairperson for the finance committee on the Indiana Governor's Executive Council on Cybersecurity. He attends numerous industry training sessions including those put on by the SANS Institute, PaloAlto, Cisco, Microsoft, the Cybersecurity, and Infrastructure Security Agency (CISA), and FS–ISAC.

The Vice President, Information Security and Audit Information Security Officer has 29 years as an IT Professional, with the last 9 as the cybersecurity leader for Horizon Bank with an education background in Technology. He has achieved numerous certifications throughout his career including the Microsoft Certified Systems Engineer (MCSE) and Certified Novell Engineering (CNE 5/6). He has demonstrated a continued commitment to excellence and attained certification as a Certified Information Systems Security Professional (CISSP) issued by ISC2 in 2022 and renewed in 2025. In addition, he attained the Certified Information Security Manager (CISM) from ISACA in 2024. Through continuous learning and professional development, the Information Security Officer has honed his expertise in cybersecurity frameworks, threat detection, incident response, and risk management. He also serves as a member of the Indiana Bankers Association (IBA) Cyber Security Committee and attends numerous industry training sessions including those put on by Microsoft, FS–ISAC, SANS Institute.

Notwithstanding our defensive measures and processes, the threat posed by cyber attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyberattacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected our Company. See Item 1A. Risk Factors for further discussion of risks related to cyber security in Horizon's 2025 Annual Report on Form 10–K filed with the Securities and Exchange See Item 1A. Risk Factors for further discussion of risks related to cyber security.

HORIZON BANCORP, INC.
2025 Annual Report on Form 10–K
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
The approximate number of holders of record of Horizon’s outstanding common stock as of March 11, 2026 was 1,224.
The Equity Compensation Plan Information table appears under the caption “Equity Compensation Plan Information” in Item 12 below and is incorporated herein by reference.
Repurchases of Securities
There were no purchases by the Company of its common stock during the fourth quarter of 2025.

HORIZON BANCORP, INC.
Performance Graph
The SEC requires Horizon to include a line graph comparing Horizon’s cumulative five–year total shareholder returns on the common shares with market and industry returns over the past five years. S&P Global Market Intelligence prepared the following graph. The return represented in the graph assumes the investment of $100 on December 31, 2020, and further assumes reinvestment of all dividends. The Company’s common stock is traded on the NASDAQ Global Select Market under the ticker symbol HBNC.

Total Return Performance
Horizon Bancorp, Inc.
Russell 2000 Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	December 31	December 31	December 31	December 31	December 31	December 31
Index	2020	2021	2022	2023	2024	2025
Horizon Bancorp, Inc.	100.00	135.43	101.22	101.65	120.14	131.87
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
S&P U.S. SmallCap Banks Index	100.00	139.21	122.74	123.35	145.82	160.37
Source: S&P Global Market Intelligence
© 2025
ITEM 6.  RESERVED

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025. We make statements in this section that are forward-looking statements within the meaning of the federal securities laws. All of such forward-looking statements are expressly qualified by reference to the cautionary statements provided under the caption “Forward-Looking Statements” included on page 3 of this report. Furthermore, a number of known and unknown factors may cause our actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. Therefore, you are encouraged to read in its entirety the information provided under the caption “Risk Factors” included under Item 1A in Part I of this report for a discussion of risk factors that may negatively impact our expected results, performance, or achievements discussed below.
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
Fourth Quarter and Full Year 2025 Highlights
Fourth Quarter Highlights

•Strong performance of the core community banking model, combined with the successful completion of the balance sheet repositioning efforts, resulted in significant performance improvement for the quarter. The Company's return on average assets and return on average equity improved to 1.63% and 15.71%, respectively.

•Net interest income of $63.5 million for the three months ended December 31, 2025 increased 8.7% compared with $58.4 million for the three months ended September 30, 2025, and 19.5% compared with $53.1 million in the year ago period. The net interest margin, on a fully taxable equivalent ("FTE") basis1, expanded for the ninth consecutive quarter, to 4.29% for the three months ended December 31, 2025, compared with 3.52% for the three months ended September 30, 2025 and 2.97% for the three months ended December 31, 2024.

•Total loans held for investment ("HFI") increased 4.4% as of December 31, 2025 compared to the linked quarter annualized, with strong organic commercial loan growth of $75.8 million, or 9.1% annualized.

•Funding costs continued to trend favorably. Non-interest bearing deposits balances remained relatively flat, while declines in interest-bearing balances largely reflected the communicated planned exit of high-cost, transactional deposits. Total interest-bearing liability costs decreased by another 34 bps during the quarter.

•Credit quality remained strong, with annualized net charge offs of 0.08% of average loans during the fourth quarter. Non-performing assets remain well within expected ranges, with non-performing assets to total assets of 63 bps for the fourth quarter.

•Expenses were comparable to the third quarter when considering a select few items related to the balance sheet activities, displaying management's continued commitment to generate positive operating leverage through a more efficient expense base.
1 Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Full Year Highlights
•Net interest income increased to $229.5 million for the year ended December 31, 2025, compared to $188.6 million for the year ended December 31, 2024, driven by net interest margin expansion, as average earning asset balances declined year-over-year as a result of the balance sheet repositioning efforts during Q3 2025. The net interest margin, on a fully taxable equivalent ("FTE")1 basis, expanded to 3.49% compared with 2.68% for the year ended December 31, 2024.
•The increase in FTE net interest margin was also driven by the Company's balance sheet repositioning in Q3 2025, which resulted in a shift of the Company's earning asset mix towards higher yielding commercial loans and funding mix toward relationship-based deposit funding, in addition to favorable trends loan yields and interest-bearing deposit costs. The asset mix shift was a result of an increase in its overall average loan balances of $226.5 million or 4.8%, from $4.7 billion for the year ended December 31, 2024 to $4.9 billion for the year ended December 31, 2025, while average balances of investment securities declined by $779.4 million, or 32.1%, to $1.6 billion from $2.4 billion in the same period a year ago.
•As discussed above, the Company repositioned the investment securities portfolio during Q3 2025. The Company reclassified its held-to-maturity investment portfolio, with a carrying value of $1.8 billion and unrealized loss of $282.6 million, to the available-for-sale portfolio as part of the Company's balance sheet repositioning. Following the reclassification, the Company sold securities with a fair value of $1.4 billion, recognizing a pre-tax loss of $299.5 million, with a portion of the net proceeds reallocated back into the securities portfolio. As a result, the yield of the Company's investment portfolio increased 52 bps to 2.87% for the year ended December 31, 2025, compared to 2.35% for the year ended December 31, 2024.
•Total loans, including loans held-for-sale, were $4.89 billion at December 31, 2025, down $28.3 million from December 31, 2024 balances, or (0.6)% year over year. Strong commercial loan growth of $354.3 million, or 11.5%, was offset by the sale of the mortgage warehouse portfolio in Q1 2025 and the indirect auto portfolio of $284.2 million during the Q3 2025.
•Credit quality remains strong, with net charge offs of 0.06% of average loans for the year ended December 31, 2025. The provision for credit losses decreased by $3.5 million from prior year. This was mainly due to the release of the allowance related to the indirect auto portfolio, which was sold in Q3 2025. Allowance to total loans decreased from 1.07% to 1.05% during the period.
Critical Accounting Estimates
The Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10–K for 2025 contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The Company considers these policies to be its critical accounting estimates. Management has identified as critical accounting estimates as the allowance for credit losses, income taxes, and valuation measurements.
Allowance for Credit Losses on Loans
The allowance for credit losses represents management’s best estimate of current expected credit losses over the life of the portfolio of loans and leases. Estimating credit losses requires judgment in determining loan specific attributes impacting the borrower’s ability to repay contractual obligations. Other factors such as economic forecasts used to determine a reasonable and supportable forecast, prepayment assumptions, the value of underlying collateral, and changes in size composition and risks within the portfolio are also considered.

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
Management reviews income tax expense and the carrying value of deferred tax assets quarterly; and as if business events or circumstances warrant. US GAAP prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Results of Operations
Net Income
Consolidated net loss was $150.5 million, or $(3.24) per diluted share, in 2025, compared to net income of $35.4 million or $0.80 per diluted share in 2024, and $28.0 million or $0.64 per diluted share in 2023. The decrease in net income when compared with the prior year period reflects a decrease in non-interest income of $259.4 million, of which $299.5 million related to a realized loss on sale of investment securities, and an increase in non-interest expense of $13.5 million, primarily owed to prepayment penalties on the redemption of borrowings, which was partially offset by a $40.9 million increase in net interest income and a net tax benefit of $42.6 million.

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
Net interest income increased $40.9 million during the year ended December 31, 2025, to $229.5 million when compared to the same period in 2024. While average earning asset balances declined, the reported net FTE interest margin1 increased by 81 basis points, to 3.49% for the year ended December 31, 2025 when compared to the prior year period. The primary driver of the increase in net interest income compared with the prior year period is attributable to the favorable mix shift in both average interest earning assets toward higher-yielding loans, and the funding mix toward lower cost deposit liabilities. Additionally, loan and securities yields have increased while deposit costs have declined when compared with the comparable year ago period.
The following table presents the average balances of our assets, liabilities, and stockholders' equity, and the related weighted average yields and rates on our interest earning assets and interest bearing liabilities for the periods indicated.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	Years Ended
	December 31, 2025			December 31, 2024			December 31, 2023
	Average Balance	Interest	Avg Rate	Average Balance	Interest	Avg Rate	Average Balance	Interest	Avg Rate
Assets
Interest earning assets
Interest-bearing deposits in banks	$165,900	$7,243	4.37%	$187,262	$9,680	5.17%	$95,795	$4,967	5.19%
Federal Home Loan Bank stock	47,090	3,564	7.57%	49,879	5,430	10.89%	33,312	2,250	6.75%
Investment securities – taxable	823,049	26,299	3.20%	1,290,190	24,865	1.93%	1,658,160	32,160	1.94%
Investment securities – non–taxable (1)	821,985	20,941	2.55%	1,134,198	32,201	2.84%	1,236,607	35,929	2.91%
Total investment securities	1,645,034	47,240	2.87%	2,424,388	57,066	2.39%	2,894,767	68,089	2.35%
Loans receivable (2)(3)	4,909,506	311,409	6.34%	4,682,978	292,485	6.25%	4,244,893	245,594	5.79%
Total interest earning assets	6,767,530	369,456	5.46%	7,344,507	364,661	4.97%	7,268,767	320,900	4.41%
Non-interest earning assets
Cash and due from banks	83,116			102,581			102,535
Allowance for credit losses	(52,077)			(51,282)			(49,774)
Other assets	500,948			433,752			548,100
Total average assets	$7,299,517			$7,829,558			$7,869,628
Liabilities and Stockholders’ Equity
Interest bearing liabilities
Interest bearing deposits	$1,718,060	$25,016	1.46%	$1,672,181	$27,504	1.64%	$1,749,674	$22,083	1.26%
Saving and money market deposits	1,601,473	30,253	1.89%	1,693,394	39,581	2.34%	1,597,732	24,230	1.52%
Time deposits	1,194,462	43,338	3.63%	1,165,349	47,957	4.12%	1,151,182	39,544	3.44%
Borrowings	637,980	23,539	3.69%	1,166,145	42,059	3.61%	1,154,714	39,514	3.42%
Repurchase agreements	88,100	1,493	1.69%	119,605	2,871	2.40%	137,153	2,964	2.16%
Subordinated notes	75,348	5,201	6.90%	55,651	3,319	5.96%	58,764	3,511	5.97%
Junior subordinated debentures to capital trusts	57,576	4,452	7.73%	57,362	4,588	8.00%	57,137	4,715	8.25%
Total interest bearing liabilities	5,372,999	133,292	2.48%	5,929,687	167,879	2.83%	5,906,356	136,561	2.31%
Non-interest bearing liabilities
Demand deposits	1,114,940			1,085,195			1,181,233
Accrued interest payable and other liabilities	66,563			76,883			75,765
Stockholders' equity	745,015			737,793			706,274
Total average liabilities and stockholders' equity	$7,299,517			$7,829,558			$7,869,628
Net FTE interest income (Non-GAAP) and spread (5)		236,164			$196,782			$184,339
Less FTE adjustments (4)		$6,680			$8,178			$8,595
Net Interest Income		$229,484	3.24%		$188,604	2.13%		$175,744	2.10%
Net FTE interest margin (Non-GAAP) (4)(5)			3.49%			2.68%			2.54%
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

	2025 - 2024			2024 - 2023
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Interest-bearing deposits in banks	(2,437)	(1,032)	(1,405)	4,713	4,729	(16)
Federal Home Loan Bank stock	(1,866)	(289)	(1,577)	3,180	1,426	1,754
Investment securities - taxable	1,435	(11,118)	12,553	(7,295)	(7,093)	(202)
Investment securities - non-taxable	(11,260)	(8,202)	(3,058)	(3,728)	(2,922)	(806)
Loans receivable	18,924	14,319	4,605	46,891	26,485	20,406
Total interest income	4,796	(6,322)	11,118	43,761	22,625	21,136
Interest Expense
Interest-bearing demand deposits	(2,488)	736	(3,224)	5,421	(1,016)	6,437
Savings and money market savings deposits	(9,328)	(2,061)	(7,267)	15,351	1,529	13,822
Time deposits	(4,619)	1,175	(5,794)	8,413	493	7,920
Borrowings	(18,519)	(19,467)	948	2,545	394	2,151
Repurchase agreements	(1,378)	(651)	(727)	(93)	(402)	309
Subordinated notes	1,882	1,302	580	(192)	(186)	(6)
Junior subordinated debentures issued to capital trusts	(136)	17	(153)	(127)	19	(146)
Total interest expense	(34,586)	(18,949)	(15,637)	31,318	831	30,487
Net FTE interest income (Non-GAAP)	39,382	12,627	26,755	12,443	21,794	(9,351)
Less change in FTE adjustments	(1,498)			(417)
Net Interest Income	$40,880			$12,860

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non-Interest Income

	December,			2025 - 2024		2024 - 2023
				Change		Change
(Dollars in Thousands)	2025	2024	2023	$	%	$	%

Service charges on deposit accounts	$13,231	$12,940	$12,227	$291	2.3%	$713	5.8%
Wire transfer fees	277	461	448	(184)	(39.9)%	13	2.9%
Interchange fees	13,599	13,799	12,861	(200)	(1.5)%	938	7.3%
Fiduciary activities	5,501	5,394	5,080	107	2.0%	314	6.2%
Loss on sale of investment securities	(299,538)	(39,140)	(32,052)	(260,398)	665.3%	(7,088)	22.1%
Gain on sale of mortgage loans	4,799	4,215	4,323	584	13.8%	(108)	(2.5)%
Mortgage servicing income net of impairment	1,463	1,677	2,708	(214)	(12.7)%	(1,031)	(38.1)%
Increase in cash value of bank owned life insurance	1,420	1,300	3,709	120	9.2%	(2,409)	(65.0)%
Other income	2,798	2,325	2,694	473	20.3%	(369)	(13.7)%
Total non-interest (loss) income	$(256,450)	$2,971	$11,998	$(259,421)	(8731.8)%	$(9,027)	(75.2)%

Total non-interest income decreased $259.4 million, to a net pre-tax loss of $256.5 million for the year ended December 31, 2025 compared to the same period in 2024. The primary components of the change were as follows:

Loss on sale of investment securities increased by $260.4 million for the year ended December 31, 2025 compared to the same period in 2024. The increase was primarily due to the sale of investment securities during the third quarter of 2025 related to the Company's balance sheet repositioning efforts.

Gain on sale of mortgage loans increased by $0.6 million for the year ended December 31, 2025, as compared to the same periods in 2024, driven by the increased volume of sold loans.

Mortgage servicing income decreased $0.2 million for the year ended December 31, 2025, as compared to the same periods in 2024. The decrease was a result of lower gross servicing revenue and higher amortization expense of mortgage servicing rights in the current period.

Service charges on deposit accounts increased by $0.3 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily as a result of higher transaction-based fee activity in the current period.

Interchange fees decreased by $0.2 million for the year ended December 31, 2025 compared to same period in 2024, primarily as a result of decreased volumes in debit card activity.

Other income, which includes various miscellaneous income items as well as fair market value adjustments to certain other assets, increased by $0.5 million, compared to the same period in 2024. Other income for the year included the pre-tax gain of $7.0 million on the sale of the Company's mortgage warehouse business, a BOLI death benefit of $0.6 million and the pre-tax loss of $7.7 million on the sale of the Company's indirect auto portfolio.

The remaining changes were nominal amongst the remaining individual non-interest income accounts.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non-Interest Expense

	December,			2025 - 2024		2024 - 2023
				Change		Change
(Dollars in Thousands)	2025	2024	2023	$	%	$	%
Non–interest Expense
Salaries and employee benefits	$89,737	$88,244	$80,809	$1,493	1.7%	$7,435	9.2%
Net occupancy expenses	13,867	13,376	13,355	491	3.7%	21	0.2%
Data processing	11,884	10,861	11,626	1,023	9.4%	(765)	(6.6)%
Professional fees	3,452	2,733	2,645	719	26.3%	88	3.3%
Outside services and consultants	13,422	14,564	9,942	(1,142)	(7.8)%	4,622	46.5%
Loan expense	4,340	4,076	4,980	264	6.5%	(904)	(18.2)%
FDIC insurance expense	5,100	5,032	3,880	68	1.3%	1,152	29.7%
Core deposit intangible amortization	3,044	3,403	3,612	(359)	(10.6)%	(209)	(5.8)%
Merger related expense	305	—	—	305	100.0%	—	—%
Prepayment penalties	12,680	—	—	12,680	100.0%	—	—%
Other losses	1,336	1,199	1,051	137	11.4%	148	14.1%
Other expense	13,124	15,348	14,384	(2,224)	(14.5)%	964	6.7%
Total non–interest expense	$172,291	$158,836	$146,284	$13,455	8.5%	$12,552	8.6%

Non-interest expense increased $13.5 million for the year ended December 31, 2025 compared to the same period in 2024, the primary components of the change were as follows:

Salaries and employee benefits expense increased by $1.5 million for the year ended December 31, 2025 when compared to the same period in 2024, partially attributable to ongoing hiring efforts in revenue generating roles and higher incentive compensation accruals.

Data processing expense increased by $1.0 million for the year ended December 31, 2025 when compared to the same period in 2024. This is primarily a result of increases in debit card processing activity and software maintenance.

Outside services and consultant expense decreased by $1.1 million for the year ended December 31, 2025 when compared to the same period in 2024, primarily related to strategic initiatives undertaken during the year to reduce reliance on third-party services.

Other expenses, which includes corporate and other service expenses, decreased by $2.2 million for the year ended December 31, 2025 when compared to the same period in 2024. This decrease was partially due to decreases in marketing and advertising expenses.

Professional fees increased by $0.7 million for the year ended December 31, 2025 when compared to the same period in 2024, largely a result of episodic legal fees related to certain legacy items that have been concluded.

Other losses for the year ended December 31, 2025 included the $0.7 million of one-time expense related to the write-off of the remaining unamortized issuance expense for the subordinated notes maturing in 2030 that were called on October 1, 2025.

Prepayment penalties increased $12.7 million for the year ended December 31, 2025 when compared to the same period in 2024. The increase was driven by a $12.7 million prepayment penalty related to the payoff of $700 million in FHLB advances during the third quarter as part of the Company's balance sheet repositioning.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Provision and Allowance for Credit Losses and Liability for Unfunded Lending Commitments

	December 31,	December 31,
	2025	2024
Allowance for Credit Losses on Loans
Balance at beginning of period	$51,980	$50,029
Provision for credit losses on loans	2,243	3,854
Net loan (charge-offs) recoveries:
Commercial	(766)	199
Residential Real estate	—	28
Consumer	(2,158)	(2,130)
Total net loan (charge-offs) recoveries	(2,924)	(1,903)
Balance at end of period	$51,299	$51,980

Liability for Unfunded Lending Commitments
Balance at beginning of period	2,149	615
Provision (reversal) for credit losses on unfunded lending commitments	(309)	1,534
Balance at end of period	$1,840	$2,149
Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments	$53,139	$54,129

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio against various economic backdrops, which periodically change. For the year ended December 31, 2025, the Company recorded credit loss expense of $1.9 million. This compares to a provision for credit losses of $5.4 million for the year ended December 31, 2024. The decrease in the provision for credit losses on loans when compared to the year ago period was primarily attributable to the release of approximately $3.1 million in total allowance against the sold portion of the indirect auto portfolio, and well as the continued improvement in the Company's historical loss metrics. The total provision, other than on loans and unfunded lending commitments, benefitted from the release of the $0.2 million reserve against the previous held-to-maturity investment portfolio.

For the year ended December 31, 2025, the loan portfolio excluding loans held for sale increased by $29.5 million, or 0.6%. The loan growth experienced was mainly attributable to increased focus on the commercial portfolio segment. The commercial loan portfolio segment grew by $354.3 million, or 11.5%. The growth is partially offset by a decrease in the consumer loan portfolio of $294.3 million, or (30.5)%, primarily related to the sale of the consumer indirect auto portfolio as part of the balance sheet repositioning efforts in the third quarter of 2025.

For the year ended, the allowance for credit losses included net charge offs of $2.9 million, or 0.06% of average loans outstanding, compared to net charge-offs of $1.9 million, or 0.04% of average loans outstanding for the year ended December 31, 2024.

The Company’s allowance for credit losses as a percentage of period-end loans HFI was 1.05% at December 31, 2025, compared to 1.07% at December 31, 2024.

The liability for unfunded lending commitments was $1.8 million at December 31, 2025, a decrease from $2.1 million at December 31, 2024.

Income Taxes

The Company’s income tax benefit for the year ended December 31, 2025 was $50.7 million compared to a benefit of $8.08 million for the year ended December 31, 2024, resulting in effective tax rates of 25.2% and (29.5)%, respectively. The net credit position for the year ended December 31, 2025 is attributable to the pre-tax loss generated from the Company's balance sheet repositioning efforts in the third quarter of 2025. For a reconciliation of the statutory rate to the actual rate, please refer to Note 16- Income Tax.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Financial Condition
Horizon’s total assets were $6.4 billion as of December 31, 2025, a decrease of $1.4 billion from December 31, 2024. The decrease in total assets was primarily driven by the Company's balance sheet repositioning efforts, which resulted in a reduction of investment securities of $1.2 billion, interest-bearing deposits in banks of $128.5 million, and loans held for sale of $57.8 million following the sale of the Company's mortgage warehouse business in the first quarter of 2025. These decreases was partially offset by modest growth in loans, net of allowance for credit losses, of $30.2 million and an increase in other assets of $62.8 million, primarily attributable to a higher deferred tax asset generated through the Company's balance sheet repositioning initiatives.
Investment Securities
Investment securities, classified as available for sale, carrying values totaled $875.4 million at December 31, 2025, and consisted of Treasury and federal agency securities of $16.9 million, 1.9%; state and municipal securities of $319.7 million, 36.5%; U.S. government agency mortgage backed securities of $494.2 million, 56.5%; and corporate securities of $44.7 million, 5.1%.
As indicated above, 56.5% of the investment portfolio consists of U.S. government agency mortgage backed securities. These instruments are secured by residential mortgages of varying maturities. Principal and interest payments are received monthly as the underlying mortgages are repaid. These payments also include prepayments of mortgage balances as borrowers either sell their homes or refinance their mortgages. Therefore, mortgage–backed securities have maturities that are stated in terms of average life. The average life is the average amount of time that each dollar of principal is expected to be outstanding. As of December 31, 2025, the mortgage–backed securities in the investment portfolio had an average duration, net of fair value swaps against the portfolio, of just over 4 years.
Municipal securities are priced by a third party using a pricing grid which estimates prices based on recent sales of similar securities. All municipal securities are investment grade or local non–rated issuers. A credit review is performed annually on the municipal securities portfolio.
At December 31, 2025 and 2024, 100% and 11%, respectively, of investment securities were classified as available for sale. During the third quarter of 2025, the Company transferred it's entire held to maturity portfolio to available for sale. Securities classified as available for sale are carried at their fair market value, with both unrealized gains and losses recorded, net of tax, in accumulated other comprehensive income or loss, a component of stockholders’ equity. Net unrealized losses on these securities totaled $33.3 million, which resulted in a balance of $26.0 million, net of tax, included in stockholders’ equity at December 31, 2025. This compared to net unrealized loss on securities which totaled $38.2 million, net of tax, included in stockholders’ equity at December 31, 2024. Based on current market conditions, the Company intends to hold its available-for-sale securities in unrealized loss positions through the anticipated recovery period.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
The following is a schedule of maturities of each categories of available for sale securities and the related weighted–average yield of such securities as of December 31, 2025:

	One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies(1)	$748	1.69%	$—	—%	$—	—%	$16,157	4.89%
State and municipal	15,025	3.22%	46,646	3.55%	24,983	3.68%	233,011	4.18%
U.S. government agency mortgage-backed securities	—	—%	—	—%	—	—%	494,174	4.88%
Corporate notes	—	—%	—	—%	44,670	3.44%	—	—%
Total available for sale	15,773	3.15%	46,646	3.55%	69,653	3.53%	743,342	4.66%
Total investment securities	$15,773	3.15%	$46,646	3.55%	$69,653	3.53%	$743,342	4.66%

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
As a member of the Federal Home Loan Bank system, Horizon is required to maintain an investment in the common stock of the Federal Home Loan Bank. The investment in common stock is based on a predetermined formula. At December 31, 2025 and 2024, Horizon had investments in the common stock of the Federal Home Loan Bank totaling $45.7 million and $53.8 million, respectively.
At December 31, 2025, Horizon maintained held for trading securities of $3.9 million.
For more information about securities, see Note 3 – Securities to the Consolidated Financial Statements at Item 8.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Total Loans, HFI
Total loans held for investment, net of deferred fees/costs, the principal earning asset of the Bank, were $4.9 billion at December 31, 2025. The current level of total loans increased 0.6% from the December 31, 2024, level of $4.8 billion primarily due to an increase in commercial and residential construction loans, offset by a decrease in consumer and residential mortgage loans during the year. The table below provides comparative detail on the loan categories.

	December 31,	December 31,	Dollar	Percent
	2025	2024	Change	Change
Commercial
Owner occupied real estate	$699,327	$667,165	$32,162	4.8%
Non–owner occupied real estate	1,669,260	1,501,456	167,804	11.2%
Residential spec homes	17,741	15,611	2,130	13.6%
Development & spec land	35,535	18,627	16,908	90.8%
Commercial and industrial	1,010,545	875,297	135,248	15.5%
Total commercial	3,432,408	3,078,156	354,252	11.5%
Real estate
Residential mortgage	741,477	783,961	(42,484)	(5.4)%
Residential construction	30,950	18,948	12,002	63.3%
Total real estate	772,427	802,909	(30,482)	(3.8)%
Consumer
Installment	77,174	97,190	(20,016)	(20.6)%
Indirect auto	19,672	303,901	(284,229)	(93.5)%
Home equity	574,861	564,884	9,977	1.8%
Total consumer	671,707	965,975	(294,268)	(30.5)%
Total loans HFI	4,876,542	4,847,040	29,502	0.6%
Allowance for loan losses	(51,299)	(51,980)	681	(1.3)%
Loans HFI, net	$4,825,243	$4,795,060	$30,183	0.6%
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Changes in the mix of the loans HFI portfolio averages are shown in the following table.

	December 31,	December 31,
	2025	2024
Commercial	$3,257,819	$2,811,689
Real estate	795,318	784,043
Mortgage warehouse	—	61,219
Consumer	834,312	1,022,619
Total average loans HFI	$4,887,449	$4,679,570
Maturities and Sensitivities of Loans HFI to Changes in Interest Rates
The following table presents the maturity distribution based on payment due dates of our loan portfolio as of December 31, 2025. The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index as well as a breakdown of floating rate loans.

	Due in One Year or Less	After One, but Within Five Years	After Five, but Within Fifteen Years	After Fifteen Years	Total
Commercial	$456,857	$1,769,960	$1,091,433	$114,158	$3,432,408
Real estate	1,789	7,414	39,555	723,669	$772,427
Consumer	6,054	48,522	101,135	515,996	$671,707
Total	$464,700	$1,825,896	$1,232,123	$1,353,823	$4,876,542
Loans with fixed interest rates:
Commercial	$139,262	$1,188,412	$417,420	$40,608	$1,785,702
Real estate	1,733	6,736	22,431	500,577	531,477
Consumer	3,887	35,452	95,267	22,944	157,550
Total	$144,882	$1,230,600	$535,118	$564,129	$2,474,729
Loans with variable interest rates:
Commercial	$317,595	$581,548	$674,013	$73,550	$1,646,706
Real estate	56	678	17,124	223,092	240,950
Consumer	2,167	13,070	5,868	493,052	514,157
Total	$319,818	$595,296	$697,005	$789,694	$2,401,813

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Commercial Loans HFI
Commercial loans totaled $3.4 billion, or 70.4% of total loans as of December 31, 2025, compared to $3.1 billion, or 63.5% as of December 31, 2024. The increase during 2025 was due to growth in all types of commercial loans.
Commercial loans consisted of the following types of loans at December 31:

	December 31, 2025			December 31, 2024
	Number	Amount	Percent of Portfolio	Number	Amount	Percent of Portfolio
SBA guaranteed	317	$94,998	3%	284	$74,342	3%
Municipal government	87	123,201	4%	104	126,488	4%
Lines of credit	1,395	699,741	20%	1,438	657,499	21%
Real estate and equipment	4,662	2,514,468	73%	4,841	2,219,827	72%
Total	6,461	$3,432,408	100%	6,667	$3,078,156	100%
At December 31, 2025, the commercial loan portfolio held $435.1 million of adjustable rate loans that had interest rate floors in the terms of the note. Of the commercial loans with interest rate floors, loans totaling $55.3 million were at their floor at December 31, 2025.
The Bank's commercial loan portfolio consists generally of approximately 29% commercial and industrial loans and approximately 71% commercial real estate loans.
Commercial and industrial loans typically are comprised of loans to finance working capital, equipment and titled vehicles. The top five segments with the commercial and industrial portfolio as of December 31, 2025 as a percentage of total commercial loans were finance and insurance; construction; manufacturing; health care and education; and individuals and other services, with the highest concentration in health care and education at approximately 3% of total commercial loans.
Owner occupied real estate loans are comprised of loans secured by the real estate for the business operator's facilities such as their office, warehouse, manufacturing facility or medical offices. The top five segments within the owner occupied real estate portfolio as of December 31, 2025 as a percentage of total commercial loans were health care and education; restaurants; real estate rental and leasing; retail trade; and manufacturing with the highest concentration in health care and education at approximately 4% of total commercial loans.
Non–owner occupied real estate loans are categorized as loans reliant on the leasing and/or operation of the underlying real estate for repayment. The top five segments within the non–owner occupied real estate portfolio as of December 31, 2025 as a percentage of total commercial loans were lessor's of multi–family; warehouse and industrial; retail; motel; and non–medical offices with the highest concentration in lessor's of multi–family at approximately 9% of total commercial loans.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Residential Real Estate Loans
Residential real estate loans totaled $772.4 million, or 15.8% of total loans as of December 31, 2025, compared to $802.9 million, or 16.6% of total loans as of December 31, 2024. This category consists of home mortgages that generally require a loan to value of no more than 80%. Some special guaranteed or insured real estate loan programs do permit a higher loan to collateral value ratio.
In addition to the customary real estate loans described above, the Bank also had outstanding on December 31, 2025, $470.5 million in revolving home equity lines of credit compared to $470.8 million at December 31, 2024. Credit lines normally limit the loan to collateral value to no more than 89%. Home equity credit lines are primarily not combined with a first mortgage and are therefore evaluated in the allowance for loan losses as a separate pool. These loans are classified as consumer loans in the Loans table above and in Note 4 of the Consolidated Financial Statements at Item 8.
Residential real estate lending is a highly competitive business. As of December 31, 2025, the real estate loan portfolio reflected a wide range of interest rates and repayment patterns, but could generally be categorized as follows:

	December 31, 2025			December 31, 2024
	Amount	Percent of Portfolio	Yield	Amount	Percent of Portfolio	Yield
Fixed rate
Monthly payment	$528,599	68.4%	5.20%	$528,454	65.8%	4.92%
Biweekly payment	—	—%	—%	2	—%	—%
Adjustable rate
Monthly payment	243,828	31.6%	5.45%	274,453	34.2%	5.40%
Subtotal	772,427	100.0%	5.28%	802,909	100.0%	5.08%
Loans held for sale (1)	3,688			2,772
Total real estate loans	$776,115			$805,681
(1) Loans held for sale excludes mortgage warehouse loans reclassified during Q4 2024.
In addition to the real estate loan portfolio, the Bank originates and sells real estate loans and retains the servicing rights. During 2025 and 2024, approximately $164.5 million and $129.7 million, respectively, of residential mortgages were sold into the secondary market. Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.4 billion and $1.4 billion at December 31, 2025 and 2024.
The aggregate fair value of capitalized mortgage servicing rights at December 31, 2025, totaled approximately $17.5 million compared to the carrying value of $17.5 million. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including loan term, rate type and investor type, were used to stratify the originated mortgage servicing rights.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

	December 31,	December 31,	December 31,
	2025	2024	2023
Mortgage servicing rights
Balances, Balances, January 1	$18,195	$18,807	$18,619
Servicing rights capitalized	1,434	1,359	1,220
Amortization of servicing rights	(2,095)	(1,971)	(1,032)
Balances, Balances, December 31	17,534	18,195	18,807
Impairment allowance
Balances, Balances, January 1	—	—	—
Additions	—	—	—
Reductions	—	—	—
Balances, Balances, December 31	—	—	—
Mortgage servicing rights, net	$17,534	$18,195	$18,807
Mortgage Warehouse Loans
On January 17, 2025, the Company completed the sale of its mortgage warehouse loan portfolio to an unrelated third party.
Consumer Loans
Consumer loans totaled $0.7 billion, or 13.8% of total loans as of December 31, 2025, compared to $1.0 billion, or 19.9% as of December 31, 2024. The decrease was due to the sale of the Company's indirect auto portfolio of $284.2 million during the third quarter of 2025.
Credit Quality
Non-Performing Assets
Non–performing loans are defined as loans that are greater than 90 days delinquent or have had the accrual of interest discontinued by management. From time to time, the Bank obtains information which may lead management to believe that the collection of payments may be doubtful on a particular loan. In recognition of such, it is management's policy to convert the loan from an “earning asset” to a non–accruing loan. Further, it is management's policy to place a commercial loan on non–accrual status when delinquent in excess of 90 days or management has determined that the borrower's ability to continue to make payments is in doubt. The officer responsible for the loan, Executive Vice President and Chief Commercial Banking Officer, Senior Vice President Commercial Credit Officer and the Vice President Senior Commercial Workout Manager review all loans placed on

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
non–accrual status. Management continues to work diligently toward returning non–performing loans to an earning asset basis. The following table represents credit quality within the portfolio for 2025 and 2024:

	(Dollars in Thousands, except Ratios)
	December 31,
	2025	2024
Non-accrual loans
Commercial	14,549	$5,658
Residential Real estate	10,087	11,215
Consumer	7,821	8,919
Total non-accrual loans	$32,457	$25,792
90 days and greater delinquent - accruing interest	2,489	1,166
Total non-performing loans	$34,946	$26,958
Other real estate owned
Commercial	539	$407
Residential Real estate	672	—
Consumer	480	17
Total other real estate owned	$1,691	$424

Other non-performing assets (1)	$3,991	$—

Total non-performing assets	$40,628	$27,382

Net charge-offs (recoveries)
Commercial	766	(199)
Residential Real estate	—	(28)
Consumer	2,158	2,130
Total net charge-offs	$2,924	$1,903

Allowance for credit losses
Commercial	35,473	30,953
Residential Real estate	3,183	2,715
Consumer	12,643	18,312
Total allowance for credit losses	$51,299	$51,980

Credit quality ratios
Non-accrual loans to HFI loans	0.67%	0.53%
Non-performing assets to total assets	0.63%	0.35%
Annualized net charge-offs of average total loans	0.06%	0.04%
Allowance for credit losses to non-performing loans	146.80%	192.82%
(1) Other non-performing assets consist of a single available for sale security placed on non-accrual status in the second quarter of 2025.
Non–performing loans totaled 68.1% and 51.9% of the allowance for credit losses at December 31, 2025 and 2024. respectively. Non–performing loans at December 31, 2025 totaled $34.9 million, an increase from $27.0 million as of December 31, 2024. The increase in non-performing loans was primarily related to an increase in the commercial loan portfolio of $8.9 million.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Non–accrual loans as a percentage of HFI loans was 0.67% as of December 31, 2025, an increase from 0.53% as of December 31, 2024.

	Non-Accrual Loans	Percent of Non-Accrual Loans in Each Category to Total Loans	Total Loans HFI
December 31, 2025
Commercial	$14,549	0.42%	$3,432,408
Real estate	10,087	1.31%	772,427
Consumer	7,821	1.16%	671,707
Total	$32,457	0.67%	$4,876,542
Allowance for credit losses on loans	$51,299
Ratio of allowance for credit losses on loans to non-accrual loans	158.05%
December 31, 2024
Commercial	$5,658	0.18%	$3,078,156
Real estate	11,215	1.40%	802,909
Consumer	8,919	0.92%	965,975
Total	$25,792	0.53%	$4,847,040
Allowance for credit losses on loans	$51,980
Ratio of allowance for credit losses on loans to non-accrual loans	201.54%
Other Real Estate Owned (“OREO”) totaled $1.7 million on December 31, 2025, an increase of $1.3 million from December 31, 2024. On December 31, 2025, OREO was comprised of seven properties, all of which properties were bank owned.
Allowance and Provision for Credit Losses
The table below provides an allocation of the year–end allowance for credit losses on loans by loan portfolio segment; however, allocation of a portion of the allowance to one segment does not preclude its availability to absorb losses in other segments.

	Amount of Allowance Allocated	Percent of Loans in Each Category to Total Loans HFI	Total Loans HFI	Ratio of Allowance Allocated to Loans in Each Category
December 31, 2025
Commercial	$35,473	70.4%	$3,432,408	1.03%
Real estate	3,183	15.8%	772,427	0.41%
Consumer	12,643	13.8%	671,707	1.88%
Total	$51,299	100.0%	$4,876,542	1.05%
December 31, 2024
Commercial	$30,953	63.5%	$3,078,156	1.01%
Real estate	2,715	16.6%	802,909	0.34%
Consumer	18,312	19.9%	965,975	1.90%
Total	$51,980	100.0%	$4,847,040	1.07%
At December 31, 2025, the allowance for credit losses was $51.3 million, or 1.05% of total loans outstanding, compared to $52.0 million, or 1.07%, at December 31, 2024. During 2025, a provision for credit losses on loans was recorded totaling $2.2 million compared to $3.9 million in 2024.

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
No assurance can be given that Horizon will not, in any particular period, sustain loan losses that are significant in relation to the amount reserved, or that subsequent evaluations of the loan portfolio, in light of factors then prevailing, including economic conditions and management’s ongoing quarterly assessments of the portfolio, will not require increases in the allowance for credit losses. Horizon considers the allowance for credit losses to be adequate to cover losses inherent in the loan portfolio as of December 31, 2025.
The following table presents information regarding the net charge-offs to average amount of loans outstanding by portfolio segment (dollars in thousands):

	Net (Charge-offs) Recoveries	Average Loans Outstanding	Net (Charge-offs) Recoveries to Average Loans Outstanding
December 31, 2025
Commercial	$(766)	3,257,819	(0.02)%
Real estate	—	795,318	0.00%
Consumer	(2,158)	834,312	(0.26)%
Total	$(2,924)	$4,887,449	(0.06)%
December 31, 2024
Commercial	$199	2,811,689	0.01%
Real estate	28	784,043	0.00%
Mortgage warehouse	—	61,219	0.00%
Consumer	(2,130)	1,022,619	(0.21)%
Total	$(1,903)	$4,679,570	(0.04)%
December 31, 2023
Commercial	$(944)	2,498,453	(0.04)%
Real estate	33	675,520	0.00%
Mortgage warehouse	—	54,798	0.00%
Consumer	(1,614)	1,011,166	(0.16)%
Total	$(2,525)	$4,239,937	(0.06)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
Deferred Tax

Horizon had a net deferred tax asset totaling $129.9 million as of December 31, 2025 and a net deferred tax asset of $49.9 million as of December 31, 2024. The following table shows the major components of deferred tax:

	December 31,	December 31,
	2025	2024
Assets
Allowance for credit losses	$12,578	$12,590
Net operating loss and tax credits	461	10,805
Director and employee benefits	5,342	3,334
Unrealized loss on AFS securities and fair value hedge	20,482	29,355
Basis in partnership equity investments	2,649	1,940
Net capitalized expenses	96,561	—
Capital loss carryover	—	—
Fair value adjustment on acquisitions	789	883
Other	2,613	2,938
Total assets	141,475	61,845
Liabilities
Depreciation	(4,213)	(4,061)
State tax	—	—
Federal Home Loan Bank stock dividends	(297)	(353)
Difference in basis of intangible assets	(5,821)	(6,553)
Fair value adjustment on acquisitions	—	—
Other	(1,291)	(1,003)
Total liabilities	(11,622)	(11,970)
Valuation allowance	—	—
Net deferred tax asset/(liability)	$129,853	$49,875
Deposits
The primary source of funds for the Bank comes from the acceptance of demand and time deposits. However, at times the Bank will use its ability to borrow funds from the Federal Home Loan Bank and other sources when it can do so at interest rates and terms that are more favorable than those required for deposited funds or loan demand is greater than the ability to grow deposits. Total deposits were $5.3 billion at December 31, 2025, compared to $5.6 billion at December 31, 2024.

Average deposits and rates by category for the three years ended December 31 are as follows:

	Average Balance Outstanding for the			Average Rate Paid for the
	Years Ended December 31			Years Ended December 31
	2025	2024	2023	2025	2024	2023
Non-interest bearing demand deposits	$1,114,940	$1,085,195	$1,181,233
Interest bearing demand deposits	1,718,060	1,672,181	1,749,674	1.46%	1.64%	1.26%
Savings deposits	688,773	755,856	841,644	0.61%	0.91%	0.61%
Money market	912,700	937,538	756,092	2.85%	3.49%	2.52%
Time deposits	1,194,462	1,165,349	1,151,178	3.63%	4.12%	3.44%
Total deposits	$5,628,935	$5,616,119	$5,679,821

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
The $12.8 million increase in average deposits during 2025 was relatively muted due to management's decision to strategically exit some higher-cost non-relationship accounts as part of the Q3 2025 balance sheet repositioning. Nonetheless, average balances for non-interest bearing demand deposits, interest bearing demand balances, and time deposits increased by $29.7 million, $45.9 million and $29.1 million, respectively. Horizon continually enhances its interest bearing consumer and commercial demand deposit products based on local market conditions and its need for funding to support various types of assets.
As of December 31, 2025 and 2024, approximately $2.1 billion and $2.5 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for Horizon Bank's regulatory reporting requirements. Included in amounts as of December 31, 2025 were $1.0 billion of public deposits insured through the State of Indiana’s Public Deposit Insurance Fund. Deposits that were not insured by the FDIC or State of Indiana's Public Deposit Insurance Fund represented 22% of total deposits as of December 31, 2025.
Wholesale money market, certificates and other time deposits for both retail and brokered maturing in years ending December 31, 2025 are as follows:

	Retail	Brokered	Total
2026	$820,434	$90,033	$910,467
2027	12,216	65,000	77,216
2028	4,306	80,000	84,306
2029	3,794	—	3,794
2030	1,695	25,000	26,695
Thereafter	—	—	—
	$842,445	$260,033	$1,102,478
Of the brokered balances as of December 31, 2025, $170.0 million are callable at the Company's discretion. Tranches become callable at various dates between January 24, 2026 and June 3, 2026, and every month thereafter.
Certificates of deposit of $250,000 or more, which are considered to be rate sensitive and are not considered a part of core deposits, mature as follows as of December 31, 2025:

Due in three months or less	$232,253
Due after three months through six months	118,735
Due after six months through one year	39,277
Due after one year	172,373
$562,638
Off–Balance Sheet Arrangements
As of December 31, 2025, Horizon did not have any off–balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off–balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party and under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Stockholders’ equity decreased $75.3 million, or 9.9%, to $688.3 million as of December 31, 2025 from $763.6 million as of December 31, 2024. The decrease is primarily due to a decrease in retained earnings related to the net loss of $150.5 million, which includes the realization of the $299.5 million loss on the sale of on available-for-sale securities, and declared cash dividends on common stock of $30.6 million. The decrease was partially offset by an increase in additional paid in capital related to the net proceeds from the common stock issuance of $98.0 million during the third quarter of 2025. Additionally, the accumulated other comprehensive loss was reduced by $10.3 million, net of tax.

On December 16, 2025, the Company approved a dividend of $0.16 per share, payable on January 16, 2026 to stockholders of record on January 2, 2026.

On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of December 31, 2025, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89. The Company did not repurchase common shares during 2025.

As a bank holding company, the Company must comply with the capital requirements established by the Federal Reserve, and our subsidiary Bank must comply with the capital requirements established by the FDIC. The current risk-based guidelines applicable to us and our Bank are based on the Basel III framework, as implemented by the federal bank regulators. As of December 31, 2025 and 2024, the Company had capital levels that, in all cases, exceeded the guidelines to be deemed “well-capitalized.”

For additional information regarding our capital levels, see “Notes to Consolidated Financial Statements—Regulatory Capital,” included in Part IV, Item 15 of this report.

Liquidity
The Bank maintains a stable base of core deposits provided by long standing relationships with consumers and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayments, investment security sales, cash flows and maturities, sale of real estate loans and borrowing relationships with correspondent banks, including the FHLB and the Federal Reserve Bank (“FRB”). At December 31, 2025, Horizon had available approximately $1.7 billion in available credit from the FHLB, FRB Discount Window and various money center banks. The following factors could impact Horizon’s funding needs in the future:
◦Horizon had outstanding borrowings of approximately $150.1 million with the FHLB and total borrowing capacity with the FHLB of $1.4 billion. Generally, the loan terms from the FHLB are better than the terms Horizon can receive from other sources, making it less expensive to borrow money from the FHLB. Financial difficulties at the FHLB could reduce or eliminate Horizon’s additional borrowing capacity with the FHLB or the FHLB could change collateral requirements, which could lower the Company’s borrowing availability.
◦Horizon had a total of $170.0 million of unused Federal Fund lines from various money center banks. These are uncommitted lines and could be withdrawn at any time by the correspondent banks.
◦Horizon had a total of $106.3 million of available collateral at the FRB secured by securities. These securities may mature, call, or be sold, which would reduce the available collateral.
◦Horizon had approximately $667.6 million of unpledged available for sale investment securities at December 31, 2025.

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
The cash flows from the operating, investing and financing activities of the Company resulted in a net decrease in cash, cash equivalents and restricted cash of $154.0 million during the year ended December 31, 2025, as reported in the consolidated statements of cash flows in this report. Operating activities, consisting mainly of net loss adjusted for certain non-cash items, provided cash flow of $79.2 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, provided cash of $979.5 million mainly due to the balance sheet repositioning of the securities portfolio, which provided proceeds from sales of AFS securities of $1.4 billion, partially offset by purchases of AFS securities of $591.8 million. Financing activities used cash of $1.2 billion, largely resulting from the repayment of long-term borrowings of $1.1 billion and $29.5 million in dividends paid on common stock, partially offset by proceeds from issuance of common stock of $98.0 million and net proceeds from issuance of subordinated debt of $98.2 million and repayment of subordinated debt of $56.5 million during the year ended December 31, 2025.
At December 31, 2025, the Bank had $1.1 billion in commitments to extend credit outstanding, excluding interest rate lock commitments for residential mortgage loans intended for sale in the secondary market that meet the definition of a derivative. Time deposits due within one year of December 31, 2025 totaled $0.9 billion, or 82.6% of time deposits. If these maturing time deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits due on or before December 31, 2025. We believe, however, based on past experience that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Net Fully-Taxable Equivalent ("FTE") Interest Margin
(Dollars in Thousands, Unaudited)

		December 31,	December 31,	December 31,
		2025	2024	2023
Interest income (GAAP)	(A)	$362,777	$356,483	$312,305
Taxable-equivalent adjustment:
Investment securities - tax exempt (1)		$5,146	$6,762	$7,545
Loan receivable (2)		$1,534	$1,416	$1,050
FTE Interest income (non-GAAP)	(B)	$369,457	$364,661	$320,900
Interest expense (GAAP)	(C)	$133,293	$167,879	$136,561
Net interest income (GAAP)	(D) =(A) - (C)	$229,484	$188,604	$175,744
Net FTE interest income (non-GAAP)	(E) = (B) - (C)	$236,164	$196,782	$184,339
Average interest earning assets	(F)	6,767,530	7,344,507	7,268,767
Net FTE interest margin (non-GAAP)	(G) = (E) / (F)	3.49%	2.68%	2.54%

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

Non–GAAP Reconciliation of Return on Average Tangible Common Equity
(Dollars in Thousands, Unaudited)
		Year Ended
		December 31, 2025	December 31, 2024	December 31, 2023

Net income (loss) (GAAP)	(A)	$(150,482)	$35,429	$27,981

Average stockholders' equity	(B)	$745,015	$737,793	$706,274
Average intangible assets	(C)	163,955	167,238	170,745
Average tangible equity (Non-GAAP)	(D) = (B) - (C)	$581,060	$570,555	$535,529
Return on average tangible common equity ("ROACE") (non-GAAP)	(E) = (A) / (D)	(25.90)%	6.21%	5.22%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)

Non–GAAP Reconciliation of Tangible Common Equity to Tangible Assets
(Dollars in Thousands, Unaudited)
		Year Ended
		December 31, 2025	December 31, 2024	December 31, 2023

Total stockholders' equity (GAAP)	(A)	$688,251	$763,582	$718,812
Intangible assets (end of period)	(B)	162,391	165,434	168,837
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$525,860	$598,148	$549,975

Total assets (GAAP)	(D)	6,436,611	7,801,146	7,940,485
Intangible assets (end of period)	(B)	162,391	165,434	168,837
Total tangible assets (non-GAAP)	(E) = (D) - (B)	$6,274,220	$7,635,712	$7,771,648

Tangible common equity to tangible assets (Non-GAAP)	(G) = (C) / (E)	8.38%	7.83%	7.08%

Non–GAAP Reconciliation of Tangible Book Value Per Share
(Dollars in Thousands, Unaudited)
		Year Ended
		December 31, 2025	December 31, 2024	December 31, 2023

Total stockholders' equity (GAAP)	(A)	$688,251	$763,582	$718,812
Intangible assets (end of period)	(B)	162,391	165,434	168,837
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$525,860	$598,148	$549,975
Common shares outstanding	(D)	50,978,030	43,722,086	43,652,063

Tangible book value per common share (non-GAAP)	(E) = (C) / (D)	$10.32	$13.68	$12.60

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

The table below shows the modelled effects of an immediate and parallel shift in interest rates on the Company's net interest income profile over a one-year horizon versus the base case net interest income in a flat rate scenario. The simulation model assumes a static balance sheet over that twelve month period, and utilizes various non-maturity interest bearing deposit beta assumptions, based on the underlying products, ranging from 1% to 85% in the disclosed model outputs below. Deposit beta is an estimate for how quickly interest-bearing deposit pricing will change for a given change in interest rates. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(Table dollars in thousands except per share data)
rates on our results, but rather to provide insight into our current interest rate exposure and to assist in the execution of appropriate asset/liability management strategies.

	December 31, 2025
	$ Change in Net Interest Income	% Change in Net Interest Income
200 basis points rising	$7,198	2.8%
100 basis points rising	$6,030	2.3%
100 basis points falling	$2,104	0.8%
200 basis points falling	2,165	0.8%
The preceding interest rate sensitivity analysis does not represent a forecast and should not be relied upon as being indicative of expected operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	December 31 2025	December 31 2024
Assets
Cash and due from banks	$66,813	$92,300
Interest-bearing deposits in banks	72,646	201,131
Total cash and cash equivalents	139,459	293,431
Interest earning time deposits	—	735
Investment securities, held for trading	3,883	—
Investment securities, available for sale	875,414	233,677
Investment securities, held to maturity (fair value of $0 and $1,566,268)	—	1,867,690
Loans held for sale	9,778	67,597
Loans, net of allowance for credit losses of $51,299 and $51,980	4,825,243	4,795,060
Premises and equipment, net	92,805	93,864
Federal Home Loan Bank stock	45,713	53,826
Goodwill	155,211	155,211
Other intangible assets	7,180	10,223
Interest receivable	29,733	39,747
Cash value of life insurance	36,732	37,450
Other assets	215,460	152,635
Total assets	$6,436,611	$7,801,146
Liabilities
Deposits
Non-interest bearing	$1,078,708	$1,064,818
Interest bearing	4,196,709	4,535,834
Total deposits	5,275,417	5,600,652
Short and long term borrowings	248,586	1,232,252
Subordinated notes, net	98,215	55,738
Junior subordinated debentures issued to capital trusts	57,688	57,477
Interest payable	12,892	11,137
Other liabilities	55,562	80,308
Total liabilities	5,748,360	7,037,564
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares
51,217,433 and 44,226,819 shares issued at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	459,243	363,761
Retained earnings	255,004	436,122
Accumulated other comprehensive loss	(25,996)	(36,301)
Total stockholders’ equity	688,251	763,582
Total liabilities and stockholders’ equity	$6,436,611	$7,801,146
See accompanying Notes to Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	Year Ended December 31
	2025	2024	2023
Interest Income
Interest and fees on loans	$309,874	$291,069	$244,544
Investment securities - taxable	26,299	30,295	34,410
Investment securities - tax exempt	19,359	25,439	28,384
Other	7,245	9,680	4,967
Total interest income	362,777	356,483	312,305
Interest Expense
Deposits	98,607	115,042	85,857
Short and long term borrowings	25,033	44,930	42,478
Subordinated notes	5,201	3,319	3,511
Junior subordinated debentures issued to capital trusts	4,452	4,588	4,715
Total interest expense	133,293	167,879	136,561
Net Interest Income	229,484	188,604	175,744
Credit loss expense	1,896	5,389	2,459
Net Interest Income after Provision for Credit Losses	227,588	183,215	173,285
Non-interest (Loss) Income
Service charges on deposit accounts	13,231	12,940	12,227
Wire transfer fees	277	461	448
Interchange fees	13,599	13,799	12,861
Fiduciary activities	5,501	5,394	5,080
Loss on sale of investment securities	(299,538)	(39,140)	(32,052)
Gain on sale of mortgage loans	4,799	4,215	4,323
Mortgage servicing income net of impairment	1,463	1,677	2,708
Increase in cash value of bank owned life insurance	1,420	1,300	3,709
Other income	2,798	2,325	2,694
Total non-interest (loss) income	(256,450)	2,971	11,998
Non-interest Expense
Salaries and employee benefits	89,737	88,244	80,809
Net occupancy expenses	13,867	13,376	13,355
Data processing	11,884	10,861	11,626
Professional fees	3,452	2,733	2,645
Outside services and consultants	13,422	14,564	9,942
Loan expense	4,340	4,076	4,980
FDIC insurance expense	5,100	5,032	3,880
Core deposit intangible amortization	3,044	3,403	3,612
Merger related expense	305	—	—
Prepayment penalties	12,680	—	—
Other losses	1,336	1,199	1,051
Other expense	13,124	15,348	14,384
Total non-interest expense	172,291	158,836	146,284
Income (Loss) Before Income Taxes	(201,153)	27,350	38,999
Income tax expense (benefit)	(50,671)	(8,079)	11,018
Net Income (Loss) Available to Common Shareholders	$(150,482)	$35,429	$27,981
Basic Earnings Per Share	$(3.24)	$0.81	$0.64
Diluted Earnings Per Share	(3.24)	0.80	0.64
See accompanying Notes to Consolidated Financial Statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollar Amounts in Thousands)

	Year Ended December 31
	2025	2024	2023
Net Income (loss)	$(150,482)	$35,429	$27,981
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments:
Change in fair value of derivative instruments for the period	—	—	(523)
Reclassification adjustment for swap termination (gains) realized in income	—	—	(1,453)
Income tax effect	—	—	415
Changes from derivative instruments	—	—	(1,561)
Change in securities:
Unrealized gain (loss) for the period on AFS securities	(284,181)	(120)	20,728
Amortization from transfer of securities from available for sale to held to maturity securities	(2,395)	(657)	(691)
Reclassification adjustment for securities (gains) losses realized in income	299,538	39,140	32,052
Income tax effect	(2,657)	(8,055)	(10,939)
Unrealized gains (losses) on securities	10,305	30,308	41,150
Other Comprehensive Income (Loss), Net of Tax	10,305	30,308	39,589
Comprehensive Income (Loss)	$(140,177)	$65,737	$67,570
See accompanying Notes to Consolidated Financial Statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Dollar Amounts in Thousands, Except Per Share Data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balances, January 1, 2023	$—	$—	$354,188	$429,385	$(106,198)	$677,375
Net income	—	—	—	27,981	—	27,981
Other comprehensive income, net of tax	—	—	—	—	39,589	39,589
Amortization of unearned compensation	—	—	3,586	—	—	3,586
Net settlement of share awards	—	—	(1,221)	—	—	(1,221)
Stock retirement plans	—	—	(153)	—	—	(153)
Cash dividends on common stock ($0.64 per share)	—	—	—	(28,345)	—	(28,345)
Balances, December 31, 2023	$—	$—	$356,400	$429,021	$(66,609)	$718,812
Net income	—	—	—	35,429	—	35,429
Other comprehensive income, net of tax	—	—	—	—	30,308	30,308
Amortization of unearned compensation	—	—	4,586	—	—	4,586
Net settlement of share awards	—	—	(1,371)	—	—	(1,371)
Stock retirement plans	—	—	4,146	—	—	4,146
Cash dividends on common stock ($0.64 per share)	—	—	—	(28,328)	—	(28,328)
Balances, December 31, 2024	$—	$—	$363,761	$436,122	$(36,301)	$763,582
Net income (loss)	—	—	—	(150,482)	—	(150,482)
Other comprehensive income, net of tax	—	—	—	—	10,305	10,305
Amortization of unearned compensation	—	—	1,621	—	—	1,621
Net settlement of share awards	—	—	(4,089)	—	—	(4,089)
Issuance of common stock (7,138,050 shares), net of expenses	—	—	97,950	—	—	97,950
Cash dividends on common stock ($0.64 per share)	—	—	—	(30,636)	—	(30,636)
Balances, December 31, 2025	$—	$—	$459,243	$255,004	$(25,996)	$688,251
See accompanying Notes to Consolidated Financial Statements

Horizon Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollar Amounts in Thousands)

	Year Ended December 31
	2025	2024	2023
Operating Activities
Net income (loss)	$(150,482)	$35,429	$27,981
Items not requiring (providing) cash
Provision for credit losses	1,896	5,389	2,459
Depreciation and amortization	10,304	10,331	10,938
Share based compensation	1,621	4,586	3,586
Amortization of mortgage servicing rights	2,095	1,971	1,032
Net amortization of premiums and discounts on securities	2,397	8,407	10,069
Purchases of securities held for trading	(5,958)	—	—
Proceeds from maturities, calls and principal repayments of securities held for trading	2,100	—	—
Deferred income taxes	(85,472)	(17,000)	(3,322)
Loss on sale of investment securities	299,538	39,140	32,052
Gain on sale of mortgage loans	(4,799)	(4,215)	(4,323)
Net loss on sale of portfolio loans	324	—	—
Proceeds from sales of loans	164,460	435,522	145,922
Loans originated for sale	(164,794)	(499,688)	(138,430)
Gain on cash value life insurance	(1,987)	(1,300)	(3,709)
Gain on other real estate owned	(69)	(450)	(300)
Net change in:
Interest receivable	10,014	(1,037)	(3,416)
Interest payable	1,755	(11,112)	16,869
Other assets	21,874	(9,698)	13,199
Other liabilities	(25,586)	10,093	(21,671)
Net cash provided by operating activities	79,231	6,368	88,936
Investing Activities
Purchases of securities available for sale	(591,807)	—	(1,525)
Proceeds from sales of securities available for sale	1,409,870	293,138	439,285
Proceeds from maturities, calls and principal repayments of securities available for sale	55,147	16,712	29,408
Purchases of securities held to maturity	—	(312)	(10,141)
Proceeds from maturities of securities held to maturity	63,783	71,649	80,201
Net change in interest-earning time deposits	735	1,470	607
Purchase of FHLB stock	(301)	(19,317)	(7,832)
Redemption of FHLB stock	8,414	—	—
Purchase of loans	—	(240,020)	(124,946)
Proceeds from sale of portfolio loans	228,892	—	—
Net change in loans	(193,893)	(217,055)	(140,510)
Proceeds on the sale of OREO and repossessed assets	895	2,000	2,981
Premises and equipment expenditures	(4,956)	(5,084)	(7,775)
Proceeds from bank owned life insurance	2,705	44,043	69,765
Net cash provided by (used in) investing activities	979,484	(52,776)	329,518
Financing Activities
Net change in deposits	(325,235)	(64,241)	(192,881)
Proceeds from borrowings	140,296	512,759	866,099
Repayment of borrowings	(1,132,392)	(563,523)	(654,157)

Net change in repurchase agreements	(1,444)	(46,118)	(1,841)
Proceeds from issuance of subordinated notes, net	98,215	—	—
Repayment of subordinated notes	(56,500)	—	(3,132)
Net settlement of share awards	(4,089)	(1,371)	(1,221)
Proceeds from sale of SERP shares	—	4,146	—
Proceeds from issuance of common stock, net	97,950	—	—
Dividends paid on common stock	(29,488)	(28,328)	(28,311)
Net cash used in financing activities	(1,212,687)	(186,676)	(15,444)
Net Change in Cash and Cash Equivalents	(153,972)	(233,084)	403,010
Cash and Cash Equivalents, Beginning of Period	293,431	526,515	123,505
Cash and Cash Equivalents, End of Period	$139,459	$293,431	$526,515
Additional Supplemental Information
Interest paid	$131,538	$178,891	$119,692
Income taxes paid	27,407	10,710	2,137
Transfer of loans to other real estate and repossessed assets	3,643	2,690	3,299
Transfer of held to maturity securities to available for sale	1,798,361	—	—
Transfer of LHI to HFS	184,092	87,638	—
Redemption of cash value of life insurance, not settled	—	—	43,962
Cash dividends declared, not paid	8,228	7,081	7,156
Qualified affordable housing investments obtained in exchange for funding commitments	—	—	14,491
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
Investment Securities Held for Trading — Horizon maintains a portfolio of securities classified as trading securities, which include debt and equity instruments that are purchased with the intent of selling them in the near term. Trading securities are recorded at fair value, and both realized and unrealized gains and losses are recognized in earnings.
Loans — Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs. Accrued interest receivable totaling $23.7 million and $25.6 million at December 31, 2025 and 2024 was excluded from the Allowance for Credit Losses (“ACL”) calculation and was reported in accrued interest receivable on the consolidated balance sheet. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the effective yield method without anticipating prepayments.
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
Modifications for Borrowers Experiencing Financial Difficulty — The Company may renegotiate the terms of existing loans for a variety of reasons. When refinancing or restructuring a loan, the Company evaluates whether the borrower is experiencing financial difficulty. In making this determination, the Company considers whether the borrower is currently in default on any of its debt. In addition, the Company evaluates whether it is probable that the borrower would be in payment default on any of its debt in the foreseeable future without the modification and if the borrower (without the current modification) could obtain equivalent financing from another creditor at a market rate for similar debt. Modifications of loans to borrowers in these situations may indicate that the borrower is facing financial difficulty
Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension or a combination thereof, among other things. For disclosure purposes, an other-than-insignificant payment delay represents a deferral of payments of greater than 3 months within a 12 month period.
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
As of December 31, 2025, the Company elected to transfer loans at the Charlevoix Branch at the lower of unamortized cost or fair market value to loans held for sale from the held for investment loan portfolio. At

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
December 31, 2025, loans held for sale consisted of mortgage loans originated for sale with a carrying value of $2.4 million and the Charlevoix Branch loans with a carrying value of $7.4 million.
Concentrations of Credit Risk — The Bank grants commercial, real estate, and consumer loans to customers located primarily in Indiana and Michigan. Commercial loans make up approximately 70% of the loan portfolio and are secured by both real estate and business assets. These loans are expected to be repaid from cash flows from operations of the businesses. The Bank does not have a concentration in speculative commercial real estate loans. Residential real estate loans make up approximately 16% of the loan portfolio and are secured by residential real estate. Installment loans make up approximately 14% of the loan portfolio and are primarily secured by consumer assets.
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
Repossessed Assets - Repossessed assets consist of property that has been repossessed and is comprised of commercial and residential real estate and other non-real estate property, including auto and recreational and

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
marine vehicles. The assets are initially recorded at fair value less estimated selling costs, establishing a new cost basis. Initial valuation adjustments are charged to the allowance for credit losses. Fair values are estimated primarily based on appraisals, third-party price opinions, or internally developed pricing models. After initial recognition, fair value estimates are updated periodically. Declines in fair value below cost are recognized through valuation allowances which may be reversed when supported by future increases in fair value. These valuation adjustments, in addition to gains and losses realized on sales and net operating expenses, are recorded in other non-interest expense. Repossessed assets are included in other assets on the consolidated balance sheet.
Federal Reserve and Federal Home Loan Bank of Indianapolis (FHLBI) Stock — The stock is a required investment for institutions that are members of the Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) systems. The required investment in the common stock is based on a predetermined formula.
Partnership Investments — The Company invests in partnerships that generate qualified affordable housing and solar tax credits. The Company has elected to account for partnership investments in qualified affordable housing using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized to income tax expense in proportion to the tax credits and other tax benefits received. This net investment performance is recognized in the income statement as a component of income tax expense. The Company accounts for qualifying investment tax credits using the proportional amortization method and all others under the deferral method. The investment in the limited partnerships totaling $16.6 million and $24.9 million at December 31, 2025 and 2024, respectively is included in other assets in the consolidated balance sheets. The Company investments in qualified affordable housing tax credits and had funding commitments of $0.3 million at December 31, 2025. There has not been any significant amortization or tax credits recorded related to the qualified affordable housing tax credits at December 31, 2025.
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
Each class of separately recognized servicing assets subsequently measured using the amortization method are evaluated and measured for impairment. Impairment is determined by stratifying rights into tranches based on predominant characteristics, such as loan term and rate type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the carrying amount of the servicing assets for that tranche. The valuation allowance is adjusted to reflect changes in the measurement of impairment after the initial measurement of impairment. Changes in valuation allowances are reported with mortgage servicing income net of impairment on the income statement. Fair value in excess of the carrying amount of servicing assets for that stratum is not recognized.
Servicing fee income, which is reported on the income statement as mortgage servicing income, net, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing fees totaled $1.5 million, $1.7 million and $2.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Late fees and ancillary fees related to loan servicing were not material.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Goodwill and Intangible Assets — Goodwill is tested annually for impairment or more frequently should potential triggering events be identified that may indicate potential impairment. At December 31, 2025, Horizon had core deposit intangibles of $7.2 million subject to amortization and $155.2 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Horizon’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Horizon to provide quality, cost effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. A large majority of the goodwill relates to the acquisitions of Heartland, Summit, Peoples, Kosciusko, LaPorte, Lafayette, Wolverine and Salin.
Advertising Costs — Advertising costs are expensed as incurred and included in non-interest expenses in the Consolidated Statement of Income. For the year ended December 31, 2025, 2024, and 2023, the Company incurred advertising costs of $0.7 million, $1.2 million, and $1.2 million, respectively.
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

	Years Ended December 31
(dollar amounts in thousands, except per share)	2025	2024	2023
Basic earnings per share
Net income (loss)	$(150,482)	$35,429	$27,981
Weighted average common shares outstanding	46,486,776	43,702,314	43,630,160
Basic earnings per share	$(3.24)	$0.81	$0.64
Diluted earnings per share
Net income (loss) available to common shareholders	$(150,482)	$35,429	$27,981
Weighted average common shares outstanding	46,486,776	43,702,314	43,630,160
Effect of dilutive securities:
Restricted stock	—	359,704	208,827
Stock options	—	2,472	4,893
Weighted average common shares outstanding	46,486,776	44,064,490	43,843,880
Diluted Earnings per Share	$(3.24)	$0.80	$0.64
Due to the net loss for the year ended December 31, 2025, all potential common shares are non-dilutive and are therefore excluded from diluted earnings per share. There were 85,212 and 226,028 shares for the years ended December 31, 2024 and December 31, 2023, respectively, which were not included in the computation of diluted earnings per share because they were non-dilutive.
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of December 31, 2025, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Share–Based Compensation — At December 31, 2025, Horizon had share–based compensation plans, which are described more fully in Note 20. All share–based payments are to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. Horizon has recorded approximately $1.6 million, $4.6 million, and $3.6 million in compensation expense relating to vesting of stock options and restricted stock awards less estimated forfeitures for the year ended December 31, 2025, 2024 and 2023, respectively. The Company recognizes forfeitures as a reduction to expense only when they have occurred.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Adoption of New Accounting Standards
ASU No. 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09") requires additional annual disclosures including further disaggregation of information in the rate reconciliation, additional information for reconciling items meeting a quantitative threshold, further disaggregation of income taxes paid and other required disclosures. ASU 2023-09 became effective in 2025 (see Note 16 - Income Taxes)
Accounting Guidance Issued But Not Yet Adopted
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
ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” (“ASU-2025-09”) This ASU is effective for annual periods beginning after December 15, 2026. The amendments are intended to better align hedge accounting with the economics of entities’ risk‑management activities and to address implementation issues that emerged following ASU 2017‑12 and the transition away from LIBOR. The Company expects adoption will primarily affect documentation and processes and does not expect a material impact on the consolidated financial statements.
ASU No. 2025-06, "Intangibles—Goodwill and Other—Internal-Use Software" (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, seeking to update the guidance on accounting for software. This ASU addresses stakeholder and investor concerns on the challenges of applying current internal-use software accounting requirements that do not specifically address software developed using modern incremental and iterative methods, which has led to diversity in practice in determining when to begin capitalizing software costs. The ASU removes all references to a prescriptive and sequential software development method. The amendments require an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods beginning after December 15, 2027. The Company does not anticipate this ASU will have a material impact on its financial statements.
ASU 2025‑08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 expands the scope of the “gross‑up” method, formerly applicable only to purchased credit‑deteriorated ("PCD") assets, to include acquired non‑PCD loans that meet certain criteria, now referred to as “purchased seasoned loans” (PSLs). Under this model, an allowance for expected credit losses is recognized at acquisition, offsetting the loan’s amortized cost basis, thereby eliminating the day-one credit‑loss expense previously required for non‑PCD assets. PSLs are defined as non‑PCD loans acquired either (i) through a business combination, or (ii) purchased more than 90 days after origination when the acquirer was not involved in origination. ASU 2025-08 will be effective for us, on a prospective basis for loans acquired on or after the adoption date, for interim and annual reporting periods beginning in 2027, though early adoption is permitted. ASU 2025-08 is not expected to have a significant impact on our financial statements.

Note 2 – Cash Equivalents
The Company considers cash on hand, amounts due from banks, interest-bearing deposits in other financial institutions, and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. At December 31, 2025 and 2024, cash equivalents consisted primarily of deposits with other financial institutions and balances maintained at the Federal Reserve.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The Federal Reserve Act requires that the banks maintain cash reserve balances with the Federal Reserve Bank based principally on the type and amount of their deposits. At its option, the Company maintains additional balances to compensate for clearing and safekeeping services. At December 31, 2025, the Company’s cash accounts exceeded federally insured limits by approximately $101.5 million. Approximately $71.6 million of this amount was held by either the Federal Reserve Bank or the Federal Home Loan Bank of Indianapolis, which is not federally insured.

Note 3 – Securities
The fair value of securities is as follows:

	December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$16,837	$—	16,837	70	$(2)	$16,905
State and municipal	353,559	—	353,559	2,109	(36,003)	319,665
U.S. government agency mortgage-backed securities	489,683	—	489,683	4,725	(234)	494,174
Corporate notes	48,750	(120)	48,630	—	(3,960)	44,670
Total available for sale investment securities	$908,829	$(120)	$908,709	$6,904	$(40,199)	$875,414

December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held to maturity
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$—	$—	$—	$—
State and municipal	—	—	—	—	—	—
U.S. government agency mortgage-backed securities	—	—	—	—	—	—
Private labeled mortgage–backed pools	—	—	—	—	—	—
Corporate notes	—	—	—	—	—	—
Total held to maturity investment securities	$—	$—	$—	$—	$—	$—
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
The fair value of trading securities is as follows:

	December 31, 2025		December 31, 2024
Held for Trading
U.S. Treasury, federal agencies, and government sponsored agencies	$3,883		$—
State and municipal	—		—
U.S. government agency mortgage-backed securities	—		—
Corporate notes	—		—
Total trading securities	$3,883	0	$—
For the year-ended December 31, 2025, the net gains (losses) on trading securities were determined to be immaterial to the consolidated financial statements.

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

The amortized cost and fair value of securities available for sale at December 31, 2025 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2025
	Amortized Cost	Fair Value
Available for sale
Within one year	$15,836	$15,773
One to five years	47,706	46,646
Five to ten years	75,422	69,653
After ten years	280,182	249,168
	419,146	381,240
U.S. government agency mortgage-backed securities	489,683	494,174
Total available for sale investment securities	$908,829	$875,414
The following tables show the gross unrealized losses and the fair value of the Company’s available for sale investments in which an allowance for credit losses were not recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$748	$(2)	$748	$(2)
State and municipal	26,804	(725)	200,978	(35,278)	227,782	(36,003)
U.S. government agency mortgage-backed securities	40,547	(221)	200	(13)	40,747	(234)
Corporate notes	—	—	40,799	(2,951)	40,799	(2,951)
Total available for sale investment securities	$67,351	$(946)	$242,725	$(38,244)	$310,076	$(39,190)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$1,801	$(457)	$1,801	$(457)
State and municipal	—	—	201,834	(41,687)	201,834	(41,687)
U.S. government agency mortgage-backed securities	—	—	14,543	(3,441)	14,543	(3,441)
Corporate notes	—	—	15,499	(2,760)	15,499	(2,760)
Total available for sale investment securities	$—	$—	$233,677	$(48,345)	$233,677	$(48,345)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of December 31, 2025 and 2024, the Company had 836 and 2,115 securities, respectively, with market values below their cost basis. The total fair value of these investments at December 31, 2025 and 2024 was $310.1 million and $1.8 billion, which is approximately 35% and 86%, respectively, of the Company's available for sale and held to maturity securities portfolio. These declines resulted primarily from fluctuations in market interest rates after purchase. Management believes the declines in fair value for these securities are temporary.

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
The following table details activity in the allowance for credit losses on available for sale debt securities during the year-ended December 31, 2025 and 2024.

	December 31,	December 31,
	2025	2024
Beginning balance	$—	$—
Allowance for credit losses expense (benefit) - AFS Securities	120	—
Ending balance	$120	$—
Due to a specific issuer's deferral of principal and interest payments, the Company placed a corporate debt security with a fair value of $4.0 million on non-accrual status and recorded a $120 thousand allowance for credit losses.
Based on an evaluation of available evidence, management believes the unrealized losses on available for sale state and municipal securities and corporate notes, excluding certain securities disclosed above, were due to changes in interest rates. Due to the contractual terms, the issuers of state and municipal securities are not allowed to settle for less than the amortized cost of the security.
The allowance for credit losses for held to maturity securities is a contra asset valuation account that is deducted from the carrying amount of held to maturity securities to present the net amount expected to be collected. Held to maturity securities are charged off against the allowance for credit loss when deemed uncollectible. Adjustments to the allowance for credit loss are reported in our Consolidated Statements of Income in credit loss expense. We measure expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. With regard to U.S. Government–sponsored treasuries, agency and mortgage–backed securities, all these securities are issued by a U.S. government–sponsored entity and have an implicit or explicit government guarantee; therefore, no allowance for credit losses has been recorded for these securities. With regard to obligations of states and municipal, private label mortgage–backed and corporate note held to maturity securities, we consider (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. Historical loss rates associated with securities having similar grades as those in our portfolio have been insignificant. As of December 31, 2024, there were no past due principal and interest payments associated with these securities. An allowance for credit loss of $0 and $158 thousand was recorded on these securities based on applying the long–term historical rating agency credit loss rate for similarly rated securities at December 31, 2025 and December 31, 2024.
On a quarterly basis, the Company refreshes the credit quality indicator of each held-to-maturity security. The Company applies ratings derived from Nationally Recognized Statistical Rating Organizations ("NRSRO"), specifically Moody's and Standard & Poor's. For state and municipal securities where no rating is available from the NRSROs, a consistent internally-assigned rating methodology is applied. The amortized cost of these securities in the following tables subject to this methodology totaled $0 as of December 31, 2025, and $125 million as of December 31, 2024.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table summarizes credit ratings of our held-to-maturity securities at amortized cost for the periods indicated:

December 31, 2025	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury, federal agencies, and government sponsored agencies	—	—	—	—	—	—	—
State and municipal	—	—	—	—	—	—	—
U.S. government agency mortgage-backed securities	—	—	—	—	—	—	—
Private labeled mortgage-backed pools	—	—	—	—	—	—	—
Corporate notes	—	—	—	—	—	—	—
Total	—	—	—	—	—	—	—

December 31, 2024	AAA	AA	A	BBB	BB	Not Rated	Total
U.S. Treasury, federal agencies, and government sponsored agencies	—	278,383	—	—	—	—	278,383
State and municipal	273,629	698,428	66,079	10,726	—	—	1,048,862
U.S. government agency mortgage-backed securities	349,726	—	—	—	—	—	349,726
Private labeled mortgage-backed pools	29,278	—	—	—	—	—	29,278
Corporate notes	—	6,176	11,549	75,603	4,543	63,728	161,599
Total	652,633	982,987	77,628	86,329	4,543	63,728	1,867,848
The following table details activity in the allowance for credit losses on held-to-maturity securities for the year ended December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Beginning balance	$158	$157
Credit loss expense (benefit)	(158)	1
Ending balance	$—	$158
Accrued interest receivable on available for sale debt securities and held to maturity securities totaled $5.3 million and $12.7 million at December 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses.
The U.S. government sponsored entities and agencies and mortgage–backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.
The Company does not intend to sell these securities prior to the recovery of the amortized cost, which may not occur until maturity. An allowance for credit losses of $120 thousand and zero was recognized for available for sale debt securities at December 31, 2025 and December 31, 2024, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Information regarding security proceeds, gross gains and gross losses are presented below.

	Year Ended December 31
	2025	2024	2023
Sales of securities available for sale
Proceeds	$1,409,870	$293,138	$439,285
Gross gains	—	6	215
Gross losses	(299,538)	(39,145)	(32,267)
The tax benefit of the proceeds from the sale of securities available for sale was $62.9 million, $8.2 million and $6.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company pledges securities related to borrowings capacity at the Federal Reserve and Federal Home Loan Bank. The following table represents the fair value and amortized costs of these pledged securities.

	December 31, 2025		December 31, 2024
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Pledged securities for borrowing availability at the Federal Reserve	$114,727	$140,512	$851,384	$1,032,916
Pledge securities for FHLB borrowings	$—	$—	$279,136	$333,613
Pledged securities for derivative instruments	$—	$—	$6,234	$6,709

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
The following table presents total outstanding loans held of investment by portfolio class, as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Commercial
Owner occupied real estate	$699,327	$667,165
Non–owner occupied real estate	1,669,260	1,501,456
Residential spec homes	17,741	15,611
Development & spec land	35,535	18,627
Commercial and industrial	1,010,545	875,297
Total commercial	3,432,408	3,078,156
Real estate
Residential mortgage	741,477	783,961
Residential construction	30,950	18,948
Total real estate	772,427	802,909
Consumer
Direct installment	77,174	97,190
Indirect installment	19,672	303,901
Home equity	574,861	564,884
Total consumer	671,707	965,975
Total loans	4,876,542	4,847,040
Allowance for credit losses	(51,299)	(51,980)
Net loans	$4,825,243	$4,795,060
Total loans include net unearned discounts and deferred loan costs of $6.8 million and $14.9 million at December 31, 2025 and 2024, respectively.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Non–performing Loans
The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at December 31, 2025:

	December 31, 2025
	Total Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$5,396	$—	$1,599
Non–owner occupied real estate	3,026	—	1,074
Residential spec homes	—	—	—
Development & spec land	496	—	496
Commercial and industrial	5,631	—	3,951
Total commercial	14,549	—	7,120
Real estate
Residential mortgage	10,087	90	929
Residential construction	—	—	—
Total real estate	10,087	90	929
Consumer
Direct installment	342	373	—
Indirect installment	1,058	170	—
Home equity	6,421	1,856	—
Total consumer	7,821	2,399	—
Total	$32,457	$2,489	$8,049

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

There was no interest income recognized on non–accrual loans during the years ended December 31, 2025 or 2024 while the loans were in non–accrual status.
The amount of accrued interest receivable written off by the Company by reversing interest income was $0.7 million for the year ended December 31, 2025. The amount was immaterial for disclosure for the year ended December 31, 2024.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents the payment status by class of loan at December 31, 2025:

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$694,040	$2,671	$384	$2,232	$5,287	$699,327
Non–owner occupied real estate	1,668,372	490	398	—	888	1,669,260
Residential spec homes	17,741	—	—	—	—	17,741
Development & spec land	35,039	—	496	—	496	35,535
Commercial and industrial	1,002,074	4,606	1,310	2,555	8,471	1,010,545
Total commercial	3,417,266	7,767	2,588	4,787	15,142	3,432,408
Real estate
Residential mortgage	730,784	4	3,221	7,468	10,693	741,477
Residential construction	28,916	—	2,034	—	2,034	30,950
Total real estate	759,700	4	5,255	7,468	12,727	772,427
Consumer
Direct installment	73,671	2,638	343	522	3,503	77,174
Indirect installment	16,390	2,203	478	601	3,282	19,672
Home equity	560,895	5,991	2,321	5,654	13,966	574,861
Total consumer	650,956	10,832	3,142	6,777	20,751	671,707
Total	$4,827,922	$18,603	$10,985	$19,032	$48,620	$4,876,542

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents the payment status by class of loan at December 31, 2024:

	December 31, 2024
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$665,875	$1,195	$—	$95	$1,290	$667,165
Non–owner occupied real estate	1,500,229	931	—	296	1,227	$1,501,456
Residential spec homes	15,611	—	—	—	—	$15,611
Development & spec land	18,627	—	—	—	—	$18,627
Commercial and industrial	872,893	2,155	70	179	2,404	$875,297
Total commercial	3,073,235	4,281	70	570	4,921	3,078,156
Real estate
Residential mortgage	773,214	—	4,163	6,584	10,747	$783,961
Residential construction	18,948	—	—	—	—	18,948
Total real estate	792,162	—	4,163	6,584	10,747	$802,909
Consumer
Direct installment	95,337	1,325	181	347	1,853	$97,190
Indirect installment	298,048	4,179	806	868	5,853	$303,901
Home equity	551,483	7,143	1,537	4,721	13,401	$564,884
Total consumer	944,868	12,647	2,524	5,936	21,107	965,975
Total	$4,810,265	$16,928	$6,757	$13,090	$36,775	$4,847,040
The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Modified Loans
The following tables detail the amortized cost as of December 31, 2025 and 2024, respectively, of loans that were modified to borrowers experiencing financial difficulty during the year ended:

	December 31, 2025
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Multiple[1]	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$550	$—	$5,242	$1,952	$—	$7,744	0.16%
Non-owner occupied real estate	398	—	—	—	—	398	0.01%
Development spec & land	496	—	—	—	—	496	0.01%
Commercial and industrial	3,383	—	598	1,952	—	5,933	0.12%
Total	$4,827	$—	$5,840	$3,904	$—	$14,571	0.30%
[1] Multiple modifications represents modifications to borrowers in the form of term extensions and other-than-insignificant payment deferrals.

	December 31, 2024
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Multiple[1]	Total	% of Loans Held for Investment
Commercial
Owner occupied real estate	$2,038	$—	$651	$2,418	$—	$5,107	0.77%
Non-owner occupied real estate	—	—	—	—	—	—	—%
Development spec & land	—	—	—	—	—	—	—%
Commercial and industrial	3,448	—	740	236	—	4,424	0.51%
Total	$5,486	$—	$1,391	$2,654	$—	$9,531	0.20%
[1] Multiple modifications represents modifications to borrowers in the form of term extensions and other-than-insignificant payment deferrals.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following tables summarize the financial impacts of loan modifications and payment deferrals, as applicable, during the year ended December 31, 2025 and 2024, respectively.

	December 31, 2025
	Weighted Average Term Extension (In Months)	Weighted Average Interest Rate Reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	17	—%	6	Weighted average term extension of 12 months & Weighted average interest rate reduction of 1.50%
Non-owner occupied real estate	12	—	0	0
Development & spec land	12	—	0	0
Commercial and industrial	17	—	5	Weighted average term extension of 30 months & Weighted average interest rate reduction of 1.73%

	December 31, 2024
	Weighted Average Term Extension (In Months)	Weighted Average Interest Rate Reduction (Int Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	6	—%	5	Weighted average term extension of 60 months Weighted average interest rate reduction of 1.04%
Commercial and industrial	29	—	6	Weighted average term extension of 21 months Weighted average interest rate reduction of 2.25%
The financial impacts of the modifications did not significantly impact our determination of the allowance for credit losses during the periods presented above.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents the amortized cost basis at December 31, 2025 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	December 31, 2025
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$3,711	$1,845	$2,188	$7,744
Non-owner occupied real estate	—	398	—	398
Development & spec land	—	$496	—	496
Commercial and industrial	5,238	253	442	5,933
Total	$8,949	$2,992	$2,630	$14,571

The following table presents the amortized cost basis at December 31, 2024 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	December 31, 2024
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$5,107	$—	$—	$5,107
Non-owner occupied real estate	—	—	—	—
Commercial and industrial	4,424	—	—	4,424
Total	$9,531	$—	$—	$9,531
During the years ended December 31, 2025 and 2024, the Company had $5.6 million and $0, respectively of loans to borrowers experiencing financial difficulty that had a payment default and were modified within the twelve months prior to the payment default. For purposes of this disclosure, the Company defines “default” as being 30 days or more past due of contractual interest or principal.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The tables below present the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses, at December 31, 2025 and 2024.

	December 31, 2025
	Real Estate	Accounts Receivable/ Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$5,395	$—	$—	$5,395	$114
Non–owner occupied real estate	3,026	—	—	3,026	20
Residential spec homes	—	—	—	—	—
Development & spec land	496	—	—	496	—
Commercial and industrial	1,690	3,269	673	5,632	882
Total commercial	10,607	3,269	673	14,549	1,016
Real Estate
Residential Mortgage	929	—	—	929	—
Total Real Estate	929	—	—	929	—
Consumer
Home equity	923	—	—	923	313
Total consumer	923	—	—	923	313
Total collateral dependent loans	$12,459	$3,269	$673	$16,401	$1,329

	December 31, 2024
	Real Estate	Accounts Receivable/ Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$2,448	$—	$—	$2,448	$224
Non–owner occupied real estate	444	—	—	444	—
Residential spec homes	—	—	—	—	—
Development & spec land	534	—	—	534	—
Commercial and industrial	1,756	476	—	2,232	731
Total commercial	5,182	476	—	5,658	955
Total collateral dependent loans	$5,182	$476	$—	$5,658	$955
As of December 31, 2025, the Company had a carrying value of $1.7 million of repossessed assets. As of December 31, 2025, the Company had a recorded net investment of $0.9 million of consumer mortgage loans in which foreclosure proceedings have commenced. Repossessed assets are a component of other assets within the consolidated balance sheet.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The Company defines term loans as those having a fixed duration, repayment schedule and defined interest rate. Revolving loans include loans with revolving privileges and certain complex lending arrangements involving commitments made by the Company under predefined terms or loans with interchangeable interest rate and repayment options that extend beyond the time of origination. Revolving term loans include loans with revolving privileges and certain complex lending arrangements involving commitments made by the Company under predefined terms, including loans with both revolving and non-revolving components and loans with delayed draw down features.
The following tables present loans by credit grades and origination year at December 31, 2025.

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$103,721	$90,288	$83,508	$75,503	$61,816	$167,595	$69,454	$14,592	$666,477
Special Mention	900	5,013	—	—	1,375	6,258	2,343	—	15,889
Substandard	—	3,706	9,421	1,674	—	2,110	—	50	16,961
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$104,621	$99,007	$92,929	$77,177	$63,191	$175,963	$71,797	$14,642	$699,327
Gross charge-offs during period	$316	$502	$—	$50	$—	$49	$36	$—	$953
Non–owner occupied real estate
Pass	$195,568	$192,570	$152,602	$230,638	$133,516	$400,187	$306,632	$14,609	$1,626,322
Special Mention	490	—	1,304	28,267	—	5,771	—	—	35,832
Substandard	—	2,163	3,686	609	—	580	68	—	7,106
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$196,058	$194,733	$157,592	$259,514	$133,516	$406,538	$306,700	$14,609	$1,669,260
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential spec homes
Pass	$4,896	$294	$—	$—	$—	$—	$5,329	$7,222	$17,741
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$4,896	$294	$—	$—	$—	$—	$5,329	$7,222	$17,741
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Development & spec land
Pass	$3,892	$816	$3,096	$746	$1,021	$1,813	$22,669	$986	$35,039
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	496	—	496
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$3,892	$816	$3,096	$746	$1,021	$1,813	$23,165	$986	$35,535
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

Commercial and industrial
Pass	$273,848	$193,508	$74,420	$102,213	$53,264	$52,660	$48,648	$172,692	$971,253
Special Mention	1,229	690	781	547	33	300	10,386	10,921	24,887
Substandard	2,027	2,073	6,490	82	32	1,578	1,001	1,122	14,405
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$277,104	$196,271	$81,691	$102,842	$53,329	$54,538	$60,035	$184,735	$1,010,545
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$58,110	$76,445	$104,783	$143,616	$126,636	$221,710	$—	$—	$731,300
Non–performing	—	505	2,428	2,236	453	4,555	—	—	10,177
Total residential mortgage	$58,110	$76,950	$107,211	$145,852	$127,089	$226,265	$—	$—	$741,477
Gross charge-offs during period	$—	$135	$223	$188	$355	$161	$—	$—	$1,062
Residential construction
Performing	$—	$2,034	$—	$—	$—	$—	$28,916	$—	$30,950
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$2,034	$—	$—	$—	$—	$28,916	$—	$30,950
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$8,330	$6,354	$47,094	$5,160	$3,160	$4,942	$84	$1,335	$76,459
Non–performing	—	—	578	69	40	28	—	—	715
Total direct installment	$8,330	$6,354	$47,672	$5,229	$3,200	$4,970	$84	$1,335	$77,174
Gross charge-offs during period	$11	$141	$85	$73	$84	$5	$8	$—	$407
Indirect installment
Performing	$—	$220	$3,584	$9,469	$3,269	$1,902	$—	$—	$18,444
Non–performing	—	29	275	570	232	122	—	—	1,228
Total indirect installment	$—	$249	$3,859	$10,039	$3,501	$2,024	$—	$—	$19,672
Gross charge-offs during period	$—	$245	$885	$1,414	$477	$237	$—	$—	$3,258
Home equity
Performing	$12,301	$10,393	$16,623	$12,032	$4,444	$7,546	$32,721	$470,524	$566,584
Non–performing	—	236	614	653	53	173	6,548	—	8,277
Total home equity	$12,301	$10,629	$17,237	$12,685	$4,497	$7,719	$39,269	$470,524	$574,861
Gross charge-offs during period	$—	$—	$20	$7	$—	$57	$843	$—	$927

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents loans by credit grades and origination year at December 31, 2024.

	Term Loans by Origination year
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

	Term Loans by Origination Year
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

	Term Loans by Origination Year
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 5 – Allowance for Credit and Loan Losses
The following table represents, by loan portfolio segment, a summary of changes in the ACL on loans for the twelve months ended December 31, 2025, 2024 and 2023.

	Twelve Months Ended December 31, 2025
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$30,953	$2,715	$—	$18,312	$51,980
Credit loss expense (recovery)	5,286	468	—	(3,511)	2,243
Charge-offs	(953)	(1,062)	—	(4,592)	(6,607)
Recoveries	187	1,062	—	2,434	3,683
Balance, end of period	$35,473	$3,183	$—	$12,643	$51,299

	Twelve Months Ended December 31, 2024
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$29,736	$2,503	$481	$17,309	$50,029
Provision for credit losses on loans	1,018	184	(481)	3,133	3,854
Charge-offs	(154)	(5)	—	(3,549)	(3,708)
Recoveries	353	33	—	1,419	1,805
Balance, end of period	$30,953	$2,715	$—	$18,312	$51,980

	Twelve Months Ended December 31, 2023
	Commercial	Real Estate	Mortgage Warehouse	Consumer	Total
Balance, beginning of period	$32,445	$5,577	$1,020	$11,422	$50,464
Provision for credit losses on loans	(1,765)	(3,107)	(539)	7,501	2,090
Charge-offs	(1,403)	(48)	—	(2,835)	(4,286)
Recoveries	459	81	—	1,221	1,761
Balance, end of period	$29,736	$2,503	$481	$17,309	$50,029

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of December 31, 2025, December 31, 2024 and December 31, 2023, the accrued interest on our loan portfolio was $23.7 million, $25.6 million and $23.7 million, respectively.
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

	December 31, 2025			December 31, 2024			December 31, 2023
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$1,385	$(317)	$1,068	$—	$1,385	$1,385	$—	$—	$—
Real Estate	61	31	92	64	(3)	61	161	(97)	64
Mortgage Warehouse	—	—	—	—	—	—	—	—	—
Consumer	703	(23)	680	551	152	703	242	309	551
Total	$2,149	$(309)	$1,840	$615	$1,534	$2,149	$403	$212	$615
Note 6 – Premises and Equipment

	December 31 2025	December 31 2024
Land	$31,106	$31,310
Buildings and improvements	93,806	91,911
Furniture and equipment	43,825	40,655
Total cost	168,737	163,876
Accumulated depreciation	(75,932)	(70,012)
Net premises and equipment	$92,805	$93,864
Depreciation of premises and equipment included in net occupancy expense for the years ended December 31, 2025, 2024 and 2023 was approximately $6.0 million, $5.8 million, and $5.9 million, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 7 – Loan Servicing
Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.412 billion and $1.438 billion at December 31, 2025 and 2024.
Activity for mortgage servicing rights and the related impairment allowance were as follows:

	December 31 2025	December 31 2024	December 31 2023
Mortgage servicing rights
Balances, January 1	$18,195	$18,807	$18,619
Servicing rights capitalized	1,434	1,359	1,220
Amortization of servicing rights	(2,095)	(1,971)	(1,032)
Balances, December 31	17,534	18,195	18,807
Impairment allowance
Beginning balance	—	—	—
Additions	—	—	—
Reductions	—	—	—
Balances, December 31	—	—	—
Mortgage servicing rights, net	$17,534	$18,195	$18,807

Fair value, beginning of period	$19,766	$19,891	$19,992
Fair value, end of period	$17,547	$19,766	$19,891
Fair value at December 31, 2025 was determined using a discounted cash flow analysis with the discount rates ranging from 8.5% to 11.0% and prepayment speeds ranging from 6.4% to 12.0%, depending on the stratification of the specific right. Fair value at December 31, 2024 was determined using a discounted cash flow analysis with a discount rates ranging from 9.0% to 11.5% and prepayment speeds ranging from 5.6% to 13.3%, depending on the stratification of the specific right.
Note 8 – Goodwill
The carrying amount of goodwill was $155.2 million as of December 31, 2025 and December 31, 2024, respectively. There were no changes in the carrying amount of goodwill for the year ended December 31, 2025 and 2024. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

No goodwill impairment charges were recorded for the year ended December 31, 2025 and 2024. As of December 31, 2025, Horizon elected to perform a qualitative assessment to determine if it was more likely than not that the fair value exceeded its carrying value. The qualitative assessment indicated that it was more likely than not that the fair value exceeded its carrying value, resulting in no impairment.

As a result of acquisitions, the Company has recorded certain amortizable intangible assets related to core deposit intangibles. These core deposit intangibles are being amortized over 7 years to 10 years using an accelerated method and had a weighted average remaining life of 3.34 years and 4.14 years as of December 31, 2025 and December 31, 2024. Amortizable intangible assets are summarized as follows:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	December 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Core deposit intangible	$33,633	$(26,453)	$33,633	$(23,410)

Amortization expense for intangible assets totaled $3.0 million, $3.4 million and $3.6 million for the years ended December 31, 2025, 2024 and 2023. Estimated amortization for the years ending December 31 is as follows:

Year	Amount
2026	$2,566
2027	2,119
2028	1,754
2029	512
2030	136
Thereafter	92
$7,179
Note 9 – Deposits

	December 31 2025	December 31 2024
Non interest-bearing demand deposits	$1,078,708	$1,064,818
Interest-bearing deposits:
Interest-bearing demand deposits	1,639,857	1,767,984
Money market	831,631	960,008
Savings deposits	622,743	718,689
Certificates of deposit of $250,000 or more	562,638	549,361
Certificates of deposit of less than $250,000	539,840	539,792
Total interest-bearing deposits	$4,196,709	$4,535,834
Total deposits	$5,275,417	$5,600,652
There were no overdraft customer transaction deposits reclassified as loan balances at December 31, 2025 and December 31, 2024.
The aggregate amount of certificate of deposits (CD) and other time deposits (TD) in denominations of $100,000 or more at December 31, 2025 and 2024 were $807.0 million and $775.7 million, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Certificates and other time deposits for both retail and brokered maturing in years ending December 31 are as follows:

	Retail	Brokered	Total
2026	$820,434	$90,033	$910,467
2027	12,216	65,000	77,216
2028	4,306	80,000	84,306
2029	3,794	—	3,794
2030	1,695	25,000	26,695
Thereafter	—	—	—
	$842,445	$260,033	$1,102,478
Deposits received in the ordinary course of business from the directors and officers of the Company and their related interests amounted to $1.1 million and $1.3 million for the years ended December 31, 2025 and 2024, respectively.
Note 10 – Borrowings

	December 31 2025	December 31 2024
Federal Home Loan Bank advances, variable and fixed rates ranging from 2.63% to 3.78%, due at various dates through April 7, 2027	$150,075	$1,130,148
Securities sold under agreements to repurchase, fixed rates ranging from 0.01% to 3.33%, due overnight and continuous	88,468	89,912
Federal funds purchased	169	—
Secured borrowings, fixed rates ranging from 3.75% to 9.00%, due at various dates through March 28, 2043	9,874	12,192
Total borrowings	$248,586	$1,232,252
The weighted average interest rate for FHLB advances was 3.78% at December 31, 2025.
The Federal Home Loan Bank advances are secured by first and second mortgage loans, and commercial real estate loans totaling approximately $2.5 billion. Advances are subject to restrictions or penalties in the event of prepayment.
At December 31, 2025, the Bank had available approximately $1.7 billion in credit lines with various money center banks, including the FHLB.

Contractual maturities in years ending December 31 are as follows:

Year	Amount
2026	91,506
2027	150,066
2028	—
2029	6,148
Thereafter	866
$248,586

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
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. government agency mortgage-backed securities	$88,468	$—	$—	$—	$88,468
Total Repurchase Agreements	$88,468	$—	$—	$—	$88,468
Repurchase Agreements subject to offsetting arrangements					$—

	December 31, 2024
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. Treasury federal agencies	$34,191	$—	$—	$—	$34,191
U.S. government agency mortgage-backed securities	$55,721	$—	$—	$—	$55,721
Total Repurchase Agreements	$89,912	$—	$—	$—	$89,912
Repurchase Agreements subject to offsetting arrangements					—
Securities sold under agreements to repurchase are secured by securities with a carrying amount of $90.7 million and $96.8 million at December 31, 2025 and December 31, 2024, respectively.
Note 12 – Subordinated Notes
On August 29, 2025, Horizon completed the offering and sale of $100.0 million in aggregate principal amount of its 7.000% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “2035 Notes”). The 2035 Notes were issued by Horizon at a price equal to 100% of their face amount. Horizon used the net proceeds from the offering for general corporate purposes, including in support of the repositioning of its balance sheet, and to redeem approximately $56.5 million in aggregate principal amount of its 5.625% fixed-to-floating rate subordinated notes due 2030 (the "2030 Notes," and collectively with the 2035 Note, the "Notes"), which was completed on October 1, 2025. The 2035 Notes will bear interest at a fixed interest rate of 7.000% per annum until September 15, 2030, after which time the interest rate will reset quarterly to a floating rate equal to a benchmark rate, which is expected to be the then current three-month term Secured Overnight Financing Rate (SOFR) plus 360 basis points until the 2035 Notes' maturity on September 15, 2035. The 2035 Notes are redeemable by Horizon, in whole or in part, on any interest payment date on or after September 15, 2030, and at any time upon the occurrence of certain events, subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations, including capital regulations. The 2035 Notes are intended to qualify as Tier 2 capital of the

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Company for regulatory capital purposes.

On December 8, 2023, Horizon cancelled $3.5 million of the $60.0 million in 2030 Notes at a price of 89.5 recording a gain of 0.4 million. The balance of the Notes, net of unamortized issuance costs, was $98.2 million and $55.7 million at December 31, 2025 and December 31, 2024, respectively. Unamortized debt issuance costs recorded were $1.8 million and $0.8 million at December 31, 2025 and December 31, 2024, respectively.
Note 13 – Junior Subordinated Debentures Issued to Capital Trusts
In October of 2004, Horizon formed Horizon Statutory Trust II (“Trust II”), a wholly owned statutory business trust. Trust II sold $10.0 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust II and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 2.21% (6.09% at December 31, 2025) and mature on November 23, 2034, and securities may be called at any quarterly interest payment date at par.
In December of 2006, Horizon formed Horizon Bancorp Capital Trust III (“Trust III”), a wholly owned statutory business trust. Trust III sold $12.0 million of Trust Preferred Capital Securities as a participant in a pooled trust preferred securities offering. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Horizon. The junior subordinated debentures are the sole assets of Trust III and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 1.91% (5.75% at December 31, 2025) and mature on January 30, 2037, and securities may be called at any quarterly interest payment date at par.
The Company assumed additional debentures as the result of the acquisition of Alliance Bank Corporation in 2005. In June 2004, Alliance formed Alliance Financial Statutory Trust I a wholly owned business trust (“Alliance Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Alliance. The junior subordinated debentures are the sole assets of Alliance Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 2.91% (6.62% at December 31, 2025) and mature in June 2034, and securities may be called at any quarterly interest payment date at par.
The Company assumed additional debentures as the result of the American Trust & Savings Bank purchase and assumption in 2010. In March 2004, Am Tru Inc., the holding company for American Trust & Savings Bank, formed Am Tru Statutory Trust I a wholly owned business trust (“Am Tru Trust”), to sell $3.5 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Am Tru Inc. The junior subordinated debentures are the sole assets of Am Tru Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 2.85% (6.82% at December 31, 2025) and mature in December 2033, and securities may be called at any quarterly interest payment date at par.
The Company assumed additional debentures as the result of the Heartland merger in July 2012. In December 2006, Heartland formed Heartland (IN) Statutory Trust II a wholly owned business trust (“Heartland Trust”), to sell $3.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Heartland. The junior subordinated debentures are the sole assets of Heartland Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
1.93% (5.65% at December 31, 2025) and mature in December 2036, and securities may be called at any quarterly interest payment date at par. The carrying value was $2.3 million, net of the remaining purchase discount, at December 31, 2025.
The Company assumed additional debentures as the result of the LaPorte merger in July 2016. In October 2007, LaPorte assumed debentures as the result of its acquisition of City Savings Financial Corporation (“City Savings”). In June 2003, City Savings formed City Savings Statutory Trust I a wholly owned business trust (“City Savings Trust”), to sell $5.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from City Savings. The junior subordinated debentures are the sole assets of City Savings Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the trust preferred securities pay interest and dividends on a quarterly basis. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 3.10% (7.05% at December 31, 2025) and mature in June 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $4.6 million, net of the remaining purchase discount, at December 31, 2025.
The Company assumed additional debentures as the result of the Salin merger in March 2019. In October 2003, Salin Bancshares, Inc. (“Salin”) formed Salin Statutory Trust I (“Salin Trust”), to sell $19.0 million in trust preferred securities. The proceeds from the sale of the trust preferred securities were used by the trust to purchase an equivalent amount of subordinated debentures from Salin. The junior subordinated debentures are the sole assets of Salin Trust and are fully and unconditionally guaranteed by Horizon. The junior subordinated debentures and the securities bear interest at a rate of 3 Month CME Term SOFR plus 2.95% (6.88% at December 31, 2025) and mature in October 2033, and securities may be called at any quarterly interest payment date at par. The carrying value was $18.5 million, net of the remaining purchase discount, at December 31, 2025.
The Trust Preferred Capital Securities, subject to certain limitations, are included in Tier 1 Capital for regulatory purposes. Dividends on the Trust Preferred Capital Securities are recorded as interest expense.
Note 14 – Non-Qualified Deferred Compensation Plan
The Company sponsors a non-qualified deferred compensation plan for a select group of management or highly compensated employees of the Company under the Horizon Bancorp Non-Qualified Deferred Compensation Plan (“DCP). This plan was effective January 1, 2025, as an amendment to the Horizon Bancorp 2005 Supplemental Executive Retirement Plan (“SERP”). The DCP provides participating officers with the ability to defer income in addition to the benefits provided under the Company's Employee Thrift Plan.
The DCP is a deferred compensation plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer. The account balance was credited with a Company matching contribution based on the amount of the employee’s contribution. The matching formula is 100% of the employees first 2% contribution of their salary and 50% of the next 4% up to a maximum of eligible compensation. Plan participants could select from a variety of investment options which mirror the options provided under the Company’s Employee Thrift Plan. Assets of the DCP (i.e. the participants' account balances) were not physically invested in the investments selected by the participants; rather, they are utilized for the purpose of debiting or crediting additional amounts to each participants' account. The Company informally funded its obligation to plan participants in a rabbi trust, which is consolidated by the Company, and is comprised of investment options similar to those selected by the Participants. The assets held in the rabbi trust were reported at their estimated fair value of $11.0 million at December 31, 2025 and were included in cash and other assets in the Company's consolidated balance sheets. The amounts held in the rabbi trust were reported at their estimated fair value of $10.7 million at December 31, 2024 and were included in cash and stockholders' equity in the Company's consolidated balance sheets. The related accrued benefit cost (representing the Company's benefit obligation to participants) of $11.0 million and $10.7 million at December 31, 2025 and December 31, 2024, respectively, was recorded in other liabilities in the Company's consolidated balance sheets.
The DCP is accounted for pursuant to FASB ASC section 710-10, “Compensation - Overall” (“ASC 710-10”). Participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes both the officer's and Company's contributions plus or minus the increase or decrease in the fair market value of the assets selected by the participant. ASC 710-10

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
requires the Company to record a liability and related compensation expense during the service period. The Company is accruing the expense under the assumption that all participants in will achieve full vesting (six years of service). Following the vesting period, the liability continues to be remeasured each reporting period until extinguishment of the liability, with offsetting adjustments to compensation costs. The Company matching contribution and related expense was $280 thousand, $433 thousand and $344 thousand for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. The DCP is included with Equity securities in other assets in Note 22 - Disclosures about fair value of assets and liabilities.
Note 15 – Employee Benefit Plans
The Employee Thrift Plan (“Plan”) provides that all employees of Horizon with the requisite hours of service are eligible for the Plan. The Plan permits voluntary employee contributions and Horizon may make discretionary matching and profit sharing contributions. Each eligible employee is vested according to a schedule based upon years of service. Employee voluntary contributions are vested at all times. The Bank’s expense related to the Plan totaled approximately $2.1 million in 2025, $1.7 million in 2024 and $1.9 million in 2023.
The Plan owned a total of 581,791 shares of Horizon’s stock or 1.1% of the outstanding shares as of December 31, 2025.

Note 16 – Income Tax
Income tax expense (benefit) was as follows:

	December 31 2025	December 31 2024	December 31 2023
Income tax expense (benefit)
Currently payable
Federal	$21,195	$8,558	$14,980
State	13,606	363	(640)
Deferred
Federal	(72,848)	(15,528)	(3,393)
State	(12,624)	(1,472)	71
Total income tax expense (benefit)	$(50,671)	$(8,079)	$11,018
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before income taxes is presented in the following table. There were no activities or transactions that had foreign income taxes or cross-border tax effects during the reported periods. State income/franchise taxes are primarily related to the State of Indiana, while amounts related to other jurisdictions were not significant, in the aggregate, during the reported periods.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)

	2025		2024		2023
Reconciliation of federal statutory to actual tax expense (benefit)	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense (benefit) calculated at the statutory federal income tax rate	$(42,242)	21%	$5,743	21%	$8,190	21%
State and local income tax, net of federal income tax effect (a)	(1,844)	1%	(1,185)	(4)%	142	—%
Tax credit investments, net of amortization	(1,105)	1%	(1,290)	(5)%	(2,976)	(8)%
Income not subject to tax
Tax Exempt Interest	(5,277)	3%	(6,427)	(24)%	(6,777)	(17)%
Tax exempt BOLI income	(417)	—%	(273)	(1)%	(779)	(2)%
Nondeductible Expenses	227	—%	404	1%	628	2%
Other, net	(13)	—%	150	1%	(459)	(1)%
Revaluation of deferred tax assets	—	—%	(5,201)	(19)%	5,201	13%
BOLI redemption ordinary income	—	—%	—	—%	5,316	14%
BOLI redemption excise	—	—%	—	—%	2,532	7%
Actual tax expense (benefit)	$(50,671)	25.2%	$(8,079)	(29.5)%	$11,018	28.2%
(a) State taxes in Indiana make up the majority (greater than 50 percent) of the tax effect in this category

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Year-end deferred taxes are presented in the table below.

	December 31 2025	December 31 2024
Assets
Allowance for credit losses	$12,578	$12,590
Net operating loss and tax credits	461	10,805
Director and employee benefits	5,342	3,334
Unrealized loss on AFS securities and fair value hedge	20,482	29,355
Net capitalized expenses	96,561	—
Basis in partnership equity investments	2,649	1,940
Fair value adjustment on acquisitions	789	883
Other	2,613	2,938
Total assets	141,475	61,845
Liabilities
Depreciation	(4,213)	(4,061)
Federal Home Loan Bank stock dividends	(297)	(353)
Difference in basis of intangible assets	(5,821)	(6,553)
Other	(1,291)	(1,003)
Total liabilities	(11,622)	(11,970)
Valuation allowance	—	—
Net deferred tax asset/(liability)	$129,853	$49,875

Cash paid for income taxes was as follows:

	December 31 2025	December 31 2024	December 31 2023
Cash paid for income taxes

Federal	$10,536	$10,710	$2,137
State
Indiana	15,869	—	—
All others	1,002	—	—
Total	$27,407	$10,710	$2,137

The Company has federal general business tax credits of $0.4 million that can be carried forward twenty years and expire beginning in 2044.

The Company accounts for qualifying investment tax credits using the proportional amortization method and all others under the deferral method. Investment tax credits totaled $5.1 million and $7.5 million for 2025 and 2024, respectively.

The Company recorded no valuation allowance for the year December 31, 2025 and 2024. The Company believes all of its deferred tax assets as of December 31, 2025 will be realized.

Retained earnings of the Bank include approximately $12.8 million for which no deferred income tax liability has been recognized. This amount represents an allocation of previously acquired institutions income to bad debt deductions as of December 31, 1987 for tax purposes only. Reductions of amounts so allocated for purposes other than tax bad debt losses including redemption of bank stock or excess dividends, or loss of “bank” status would

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amount for the Company was approximately $2.7 million at December 31, 2025.

The Company files income tax returns in U.S. federal, state and local jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2021.
Note 17 – Stockholders' Equity
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive loss, net of tax included in capital are as follows:

	December 31 2025	December 31 2024
Unrealized gain (loss) on securities available for sale	$(25,996)	$(38,193)
Unamortized gain (loss) on securities held to maturity, previously transferred from AFS	—	1,892
Total accumulated other comprehensive income (loss)	$(25,996)	$(36,301)
Common Stock
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table represents the commitments to extend credit and standby letters of credit as of December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025	December 31, 2024
Commitments to extend credit	$1,124,850	$1,018,302
Commitments under outstanding standby letters of credit	$22,274	$23,457
Total	$1,147,124	$1,041,759

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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of December 31, 2025 and December 31, 2024, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the year 2025 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents Horizon and the Bank’s actual and required capital ratios as of December 31, 2025 and December 31, 2024:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital (to risk-weighted assets)(1)
Consolidated	$762,541	14.36%	$424,791	8.00%	$557,538	10.50%	N/A	N/A
Bank	687,316	12.99%	423,209	8.00%	555,461	10.50%	$529,011	10.00%
Tier 1 capital (to risk-weighted assets)(1)
Consolidated	611,186	11.51%	318,593	6.00%	451,340	8.50%	N/A	N/A
Bank	634,176	11.99%	317,407	6.00%	449,659	8.50%	423,209	8.00%
Common equity tier 1 capital (to risk-weighted assets)(1)
Consolidated	553,498	10.42%	238,945	4.50%	371,692	7.00%	N/A	N/A
Bank	634,176	11.99%	238,055	4.50%	370,308	7.00%	343,857	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	611,186	9.55%	256,006	4.00%	256,006	4.00%	N/A	N/A
Bank	634,176	9.94%	255,282	4.00%	255,282	4.00%	319,103	5.00%
	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
Total capital (to risk-weighted assets)(1)
Consolidated	$800,209	13.91%	$460,266	8.00%	$604,099	10.50%	N/A	N/A
Bank	725,383	12.64%	459,039	8.00%	602,489	10.50%	$573,799	10.00%
Tier 1 capital (to risk-weighted assets)(1)
Consolidated	690,183	12.00%	345,199	6.00%	489,033	8.50%	N/A	N/A
Bank	671,095	11.70%	344,279	6.00%	487,729	8.50%	$459,039	8.00%
Common equity tier 1 capital (to risk-weighted assets)(1)
Consolidated	632,760	11.11%	258,900	4.50%	402,733	7.00%	N/A	N/A
Bank	671,095	11.70%	258,209	4.50%	401,659	7.00%	$372,969	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	690,183	8.88%	310,825	4.00%	310,825	4.00%	N/A	N/A
Bank	671,095	8.64%	310,539	4.00%	310,539	4.00%	$388,174	5.00%
(1)As defined by regulatory agencies

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
The restricted shares can vest over a period of time established by the Committee at the time of each grant, but the restricted shares already granted under the 2013 Plan generally cliff vest at the end of three years of continuous employment. Holders of restricted shares have the same dividend and voting rights as unrestricted shares. The restricted shares are recorded at fair market value (on the date granted) as a separate component of stockholders’ equity. The cost of these shares is being amortized against earnings using the straight–line method over the vesting period. There were no unvested restricted shares outstanding in the 2013 Plan as of December 31, 2024 and December 31, 2025.
The performance shares that are awarded become earned and vested based on the achievement of certain performance goals during a performance period as established by the Committee at the time of each grant. The performance goals under the outstanding grant agreements are based on a comparison of the Company’s average performance over the performance period for the return on common equity, compounded annual growth rate of total assets, and return on average assets, all as relative to the average performance for publicly traded banks with total assets between $1 billion and $5 billion on the SNL Bank Index. Holders of performance share awards receive pass–through dividends but do not have any voting rights before the performance shares are earned and vested. There were no unvested performance shares outstanding in the 2013 Plan as of December 31, 2024 and December 31, 2025.
The options shares granted under the 2013 Plan vest at a rate designated per the individual agreements.
The fair value of options granted is estimated on the date of the grant using an option–pricing model. There have been no options granted since 2019.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
A summary of option activity under the 2013 Plan as of December 31, 2025, and changes during the year then ended, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of year	94,798	$16.87	2.84 years	$56,985
Granted	—	—		—
Exercised	(7,695)	10.38		126,429
Forfeited	(1,500)	16.76		—
Expired	—	—		—
Outstanding, end of year	85,603	$17.46	2.00 years	$14,805
Exercisable, end of year	85,603	$17.46	2.00 years	14,805
There have been no options granted under the 2013 Plan during the years 2025, 2024 and 2023. The total intrinsic value of stock options exercised was approximately $126 thousand, $418 thousand, and $355 thousand for the years ended December 31, 2025, 2024, and 2023.
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
The option shares granted under the 2021 Plan vest at a rate designated per the individual agreements. As of December 31, 2025, there have been no stock options granted under the 2021 Plan.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
A summary of the status of Horizon’s non–vested restricted and performance shares under the 2021 Plan as of December 31, 2025 are presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested, beginning of year	718,197	$13.73
Vested	(374,108)	14.74
Granted	146,436	15.76
Forfeited	(34,021)	20.03
Non-vested, end of year	456,504	13.08
The total fair value of shares vested during 2025, 2024 and 2023 were $5.9 million, $2.0 million, and $1.8 million, respectively.
The Company did not have option-based compensation expense applicable to the Company’s share-based compensation plans for the years ended December 31, 2025 or December 31, 2024. The Company does not have any unrecognized option-based compensation expense related to unvested options as of December 31, 2025.
Compensation expense recognized in the income statement for restricted share and performance share based payment arrangements during 2025, 2024 and 2023 was $1.6 million, $4.6 million, and $3.6 million. The recognized tax benefit related thereto was approximately $340 thousand, $963 thousand, and $753 thousand for the years ended December 31, 2025, 2024 and 2023.
There was no cash received from option exercise under all share–based payment arrangements for the years ended December 31, 2025 and 2024. The actual tax benefit realized for the tax deductions from option exercise of the share–based payment arrangements totaled $22 thousand, $72 thousand, and $58 thousand, for the years ended December 31, 2025, 2024 and 2023.
As of December 31, 2025, there was $2.4 million of total unrecognized compensation cost related to all non–vested share–based compensation arrangements granted under all of the plans. That cost is expected to be recognized over a weighted–average period of 11 months.
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
Fair Value Hedges
Fair value hedges are intended to manage interest rate risk associated with the underlying hedged items. The Company utilizes fair value hedges and applies the portfolio layer method to hedge stated amounts within a closed portfolio of certain available-for-sale mortgage-backed debt securities.
To mitigate the impact of interest rate fluctuations on fair value, the Company previously entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. The Company also previously utilized fair value hedges to hedge investment securities, converting the fixed rate security to a variable rate. Changes in fair value of both the hedge instruments and the underlying loan and security agreements are recorded as gains or losses in interest income. During the year ended December 31, 2024, the Company terminated the fair value hedges on loans and securities, recording a deferred gain of $2.3 million on the loan termination that will be accreted into interest income over the remaining life of the underlying loans, and a mark-to-

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
market adjustment of $0.3 million that was recorded in non-interest income on the termination of the fair value hedges against investment securities. The remaining accretion on the loans was $1.7 million at December 31, 2025.
During the year ended December 31, 2025, the Company entered into interest rate swap agreements designated as fair value hedges of interest rate rate risk associated with certain fixed-rate investment securities. The swaps are intended to hedge changes in fair value attributable to fluctuations in that benchmark rate. Changes to fair value hedges on mortgage-backed securities are recorded as gains or losses in interest income. The hedged items consist of mortgage-backed securities which are located in the 'Investment securities, available for sale' line item on the consolidated balance sheet. The hedge relationship fair value is recorded in the "other liabilities" line item on the consolidated balance sheet. The hedge relationships had stated maturities ranging from March 27, 2040 to March 27, 2042.
The company assesses hedge effectiveness on a monthly basis using regression analysis, the fair value hedges are considered highly effective.
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

The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At December 31, 2025, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

Changes in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following tables summarize the fair value of our derivative financial instruments utilized by the Company on a gross basis for the periods indicated.

	Asset Derivatives		Liability Derivatives
	December 31, 2025		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedges	$121,542	$307		$—
Total derivatives designated as hedging instruments	121,542	307		—
Derivatives not designated as hedging instruments
Interest rate contracts -customer accommodation	460,276	13,658	460,276	13,658
Mortgage loan contracts	—	—	11,254	14
Commitments to originate mortgage loans	3,644	94	—	—
Total derivatives not designated as hedging instruments	463,920	13,752	471,530	13,672
Total derivatives	585,462	14,059	471,530	13,672
Total derivatives subject to enforceable master netting arrangements, gross	585,462	14,059	471,530	13,672
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$585,462	$14,059	$471,530	$13,672

	Asset Derivatives		Liability Derivatives
	December 31, 2024		December 31, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedges	$—	$—	$—	$—
Total derivatives designated as hedging instruments	—	—	—	—
Derivatives not designated as hedging instruments
Interest rate contracts - customer accommodation	521,520	28,817	521,520	28,817
Mortgage loan contracts	6,155	27	—	—
Commitments to originate mortgage loans	6,856	202	—	—
Total derivatives not designated as hedging instruments	534,531	29,046	521,520	28,817
Total derivatives	534,531	29,046	521,520	28,817
Total derivatives subject to enforceable master netting arrangements, gross	534,531	29,046	521,520	28,817
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$534,531	$29,046	$521,520	$28,817
While the Company is party to master netting arrangements with most of its swap derivative counterparties, the Company has elected to not offset derivative assets and liabilities under these agreements on its consolidated balance sheets.
Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums, and usually consists of marketable securities. At December 31, 2025, the Company did not pledge any marketable securities as collateral.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The effect of the derivative and the hedged item in fair value hedging relationships on the consolidated statements of income for the year-ended December 31 is as follows:

	Location of gain (loss) recognized on derivative and Hedge item	Amount of Gain (Loss) Recognized on Derivative and Hedged Item Years Ended December 31
		2025	2024	2023
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedge	Interest income - loans receivable	$—	$1,166	$1,169
Hedged item		—	(1,166)	(1,169)
Interest rate contracts - fair value hedge	Interest income - investment securities	332	(220)	240
Hedged item		(307)	220	(240)
Total		$25	$—	$—
The effect of derivatives not designated as hedging instruments on the consolidated statements of income for the year-ended December 31 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative Years Ended December 31
		2025	2024	2023
Derivative not designated as hedging relationship
Mortgage loan contracts	Non-interest income-gain (loss) on sale of loans	$(42)	$68	$83
Commitments to originate mortgage loans	Non-interest income-gain (loss) on sale of loans	(108)	(67)	(159)
Total		$(150)	$1	$(76)

The following tables summarize the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	Amortized Cost of Hedged Items		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Items
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Available for Sale Debt Securities	$122,442	$—	$(307)	$—
Note 22 – Disclosures about Fair Value of Assets and Liabilities
The Fair Value Measurements topic of the FASB ASC defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. There are three levels of inputs that may be used to measure fair value:
Level 1 –Quoted prices in active markets for identical assets or liabilities
Level 2 –Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 –Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended December 31, 2025. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Equity securities in other assets
The fair value of the Company's equity investments in other assets is estimated by a third party utilizing readily determinable fair values quoted on an active market. These investments include the Company's non-qualified deferred compensation plan (see Note 14 - Non-Qualified Deferred Compensation Plan). The Company informally funded its obligation to plan participants in a rabbi trust, which is consolidated by the Company, and is comprised of investment options similar to those selected by the Participants. The assets held in the rabbi trust were reported at their estimated fair value and were included in cash and other assets in the Company's consolidated balance sheets. The related accrued benefit cost (representing the Company's benefit obligation to participants) is recorded as an offsetting liability in other liabilities in the Company's consolidated balance sheets. These assets are classified within Level 1 of the valuation hierarchy.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	December 31, 2025
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	16,905	—	16,905	—
State and municipal	319,665	—	319,665	—
U.S. government agency mortgage-backed securities	494,174	—	494,174	—
Corporate notes	44,670	—	40,799	3,871
Total available for sale securities	875,414	—	871,543	3,871
Equity securities in other assets	7,871	7,871	—	—
Held for trading securities	3,883	—	3,883	—
Interest rate swap agreements asset	13,965	—	13,965	—
Commitments to originate mortgage loans	94	—	94	—
Liabilities
Mortgage loans contracts	(14)	—	(14)	—
Interest rate swap agreements liability	(13,658)	—	(13,658)	—

	December 31, 2024
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$1,801	$—	$1,801	$—
State and municipal	201,834	—	201,834	—
U.S. government agency mortgage-backed securities	14,543	—	14,543	—
Corporate notes	15,499	—	15,499	—
Total available for sale securities	233,677	—	233,677	—
Equity securities	595	595	—	—
Interest rate swap agreements asset	28,817	—	28,817	—
Commitments to originate mortgage loans	202	—	202	—
Mortgage loan contracts	27	—	27	—
Liabilities:
Interest rate swap agreements liability	(28,817)	—	(28,817)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Level 3 recurring fair value measurements:
The following tables present the changes in fair value for assets classified within Level 3 of the fair value hierarchy. During 2025, the Company recorded its only Level 3 fair value measurement, an available‑for‑sale corporate debt security, which was transferred from Level 2 to Level 3 due to increased reliance on significant unobservable inputs used in the discounted cash flow model. At the time of transfer, the security had an amortized cost of $5 million and the Company recognized an initial allowance for credit losses $150 thousand and an initial write down of $2.1 million; the fair value at the transfer date is reflected within "Transfers into Level 3". Subsequent changes during the year included an adjustment to the allowance for credit losses of $30 thousand (reflecting the decrease in the allowance for credit losses to $120 thousand). These valuation inputs primarily relate to expected cash flow timing, credit assumptions, and the discount rate applied to those cash flows:

Year Ended December 31
Level 3 instruments at fair value	2025
Fair value beginning of year	—
Transfers into Level 3 (at fair value on transfer date)	$2,787
Total gains/losses included in earnings (subsequent ACL change - AFS securities)	30
Total gains/losses included in OCI	1,054
Ending balance – December 31, 2025	$3,871

Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Collateral dependent loans	$7,429	$—	$—	$7,429
December 31, 2024
Collateral dependent loans	$3,797	$—	$—	$3,797
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements, other than goodwill, at December 31, 2025 and 2024.

	December 31, 2025
	Carrying Amount	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$7,429	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	34.2%–67.4% (30.6%)

	December 31, 2024
	Carrying Amount	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$3,797	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	16.1%–40.1% (36.6%)
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
The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at December 31, 2025 and December 31, 2024. These include financial instruments recognized as assets and liabilities on the consolidated balance sheet as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

	December 31, 2025
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$66,813	$66,813	$—	$—
Interest- bearing deposits in banks	72,646	72,646	—	—
Federal funds sold	—	—	—	—
Cash and cash equivalents	139,459	139,459	—	—
Interest earning time deposits	—	—	—	—
Investment securities, held to maturity	—	—	—	—
Loans held for sale	9,778	—	9,778	—
Loans, net	4,825,243	—	—	4,695,231
Stock in FHLB	45,713	—	45,713	—
Interest receivable	29,733	—	29,733	—
Liabilities
Non-interest bearing deposits	$1,078,708	$1,078,708	$—	$—
Interest bearing deposits	4,196,709	3,094,231	1,100,237	—
Borrowings	248,586	—	248,580	—
Subordinated notes	98,215	—	98,835	—
Junior subordinated debentures issued to capital trusts	57,688	—	51,468	—
Interest payable	12,892	—	12,892	—

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
Note 24 – General Litigation
From time to time, Horizon and its subsidiaries are involved in various legal proceedings incidental to the conduct of their business. Management does not expect that the outcome of any such proceedings will have a material adverse effect on our consolidated financial position or results of operations. The specific litigation referenced in the 2024 Form 10-K have been resolved in 2025.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Note 25 – Condensed Financial Information (Parent Company Only)
Presented below is condensed financial information as to financial position, results of operations and cash flows of Horizon Bancorp, Inc.:
Condensed Balance Sheets

	December 31 2025	December 31 2024
Assets
Total cash and cash equivalents	$81,246	$86,938
Investment in subsidiaries	770,811	803,799
Other assets	17,254	9,806
Total assets	$869,311	$900,543
Liabilities
Subordinated notes	$98,215	$55,738
Junior subordinated debentures issued to capital trusts	57,688	57,477
Other liabilities	25,157	23,748
Stockholders’ Equity	688,251	763,580
Total liabilities and stockholders’ equity	$869,311	$900,543

Condensed Statements of Income

	Years Ended December 31
	2025	2024	2023
Income:
Dividend income from subsidiaries	$40,000	$38,000	$55,500
Other income	343	117	431
Total Income:	$40,343	$38,117	$55,931
Expenses:
Interest expense	9,653	7,906	8,226
Salaries and employee benefit expense	2,101	5,351	3,502
Other expense	1,190	434	370
Total expenses:	$12,944	$13,691	$12,098
Income Before Undistributed Income of Subsidiaries	$27,399	$24,426	$43,833
Undistributed Income (loss) of Subsidiaries	(181,244)	8,198	(17,838)
Income (Loss) Before Tax	$(153,845)	$32,624	$25,995
Income Tax Benefit	3,363	2,805	1,986
Net Income (Loss) Available to Common Shareholders	$(150,482)	$35,429	$27,981

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Condensed Statements of Comprehensive Income (Loss)

	Years Ended December 31
	2025	2024	2023
Net Income (Loss)	$(150,482)	$35,429	$27,981
Other Comprehensive Income (Loss)
Change in fair value of derivative instruments
Change in fair value of derivative instruments for the period	—	—	(523)
Reclassification adjustment for swap termination gain realized in income	—	—	(1,453)
Income tax effect	—	—	415
Changes from derivative instruments	—	—	(1,561)
Change in securities:
Unrealized gain (loss) for the period on available for sale securities	(284,181)	(120)	20,728
Amortization (accretion) from transfer of securities from available for sale to held to maturity securities	(2,395)	(657)	(691)
Reclassification adjustment for securities (gains) losses realized in income	299,538	39,140	32,052
Income tax effect	(2,657)	(8,055)	(10,939)
Unrealized gains (losses) on securities	10,305	30,308	41,150
Other Comprehensive Income (Loss), Net of Tax	10,305	30,308	39,589
Comprehensive Income (Loss)	$(140,177)	$65,737	$67,570

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Table dollars in thousands except for per share data)
Condensed Statements of Cash Flows

	Years Ended December 31
	2025	2024	2023
Operating Activities
Net income (loss)	$(150,482)	$35,429	$27,981
Items not requiring (providing) cash
Equity in undistributed net income of subsidiaries	181,244	(8,198)	17,838
Change in:
Share based compensation	1,621	4,586	3,586
Other assets	(8,026)	(4,621)	7,184
Other liabilities	1,236	3,717	(413)
Net cash provided by operating activities	25,593	30,913	56,176
Investing Activities
Capital contribution to subsidiary	(138,108)	—	—
Other investing activities	735	1,829	1,762
Net cash provided by (used in) investing activities	(137,373)	1,829	1,762
Net cash used in investing activities
Other change in borrowings	—	—	378
Dividends paid on common shares	(29,488)	(28,328)	(28,311)
Net settlement of share awards	(4,089)	(1,371)	(1,221)
Proceeds from issuance of stock	97,950	—	—
Net proceeds from issuance of subordinated notes	98,215	—	—
Repayment of subordinated notes	(56,500)	—	(3,132)
Other	—	4,146	—
Net cash provided by (used in) financing activities	106,088	(25,553)	(32,286)
Net Change in Cash and Cash Equivalents	(5,692)	7,189	25,652
Cash and Cash Equivalents at Beginning of Year	86,938	79,749	54,097
Cash and Cash Equivalents at End of Year	$81,246	$86,938	$79,749

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors, and Shareholders
Horizon Bancorp, Inc.
Michigan City, Indiana

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Horizon Bancorp, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2026, expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (“ACL”)
As described in Note 5 to the consolidated financial statements, the Company’s allowance for credit losses (“ACL”) was approximately $51.3 million at December 31, 2025. The Company utilized the Cumulative Loss Rate method in determining expected future credit losses. The loss rate method measures the amount of loan charge–offs, net of recoveries, (“loan losses”) recognized over the life of a closed pool and compares those loan losses to the outstanding loan balance of that pool as of a specific point in time (“pool date”). The credit loss factors applied are determined based on the weighted average of externally developed macroeconomic scenarios that take into consideration the Company’s economic outlook as derived through forecast macroeconomic variables. Management utilized economic forecast scenarios including both National and Regional econometrics, as well as management judgment, as the basis for the forecast period.

We identified the economic forecast adjustment element of the quantitative component of the ACL as a critical audit matter. The principal considerations for our determination included the significant judgment and estimation by management in the determination of reasonable and supportable forecasts of macroeconomic variables.

The primary procedures we performed to address this critical audit matter included:

•We obtained an understanding of the Company’s process for establishing the ACL, including the economic forecast adjustment.

•Evaluated the design and tested the operating effectiveness of key controls over the completeness and accuracy of economic factor inputs into the model, and the significant judgments applied in the application of economic forecast adjustments.

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
March 13, 2026

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors, and Shareholders
Horizon Bancorp, Inc.
Michigan City, Indiana

Opinion on the Internal Control Over Financial Reporting

We have audited Horizon Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the three years in the period ended December 31, 2025, and our report dated March 13, 2026 expressed an unqualified opinion on those financial statements.

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
March 13, 2026

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
The consolidated financial statements in the Annual Report have been audited by Forvis Mazars, LLP, an independent registered public accounting firm, for 2025, 2024 and 2023. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and included consideration of internal accounting controls, tests of accounting records and other audit procedures to the extent necessary to allow them to express their opinion on the fairness of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

HORIZON BANCORP, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision of and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, Horizon has evaluated the effectiveness of the design and operation of its disclosure controls (as defined in Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of December 31, 2025, Horizon’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by Horizon in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow for timely decisions regarding disclosure.

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
Management assessed the effectiveness of Horizon’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that Horizon’s internal control over financial reporting as of December 31, 2025 was effective based on the specified criteria.
Attestation Report of Registered Public Accounting Firm

Forvis Mazars, LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included in this Annual Report on Form 10–K in Item 8, following Forvis Mazars, LLP’s audit report.
Changes in Internal Control Over Financial Reporting

Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that no changes in the Company's internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

None of our Directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the fiscal quarter ended December 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

HORIZON BANCORP, INC.
PART III
Certain information is omitted from this report pursuant to General Instruction G. (3) of Form 10–K as Horizon intends to file with the Commission its definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (the “Proxy Statement”) pursuant to Regulation 14A of the Exchange Act, not later than 120 days after December 31, 2025.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table presents information regarding grants under all equity compensation plans of Horizon through December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted–Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	85,603	$17.46	861,388
Equity compensation plans not approved by security holders	—	$—	—
	85,603	17.46	861,388
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents Filed As Part of This Annual Report on Form 10–K:
1.    Financial Statements
The following financial statements are filed as part of this document under Item 8:
Consolidated Balance Sheets at December 31, 2025 and 2024
Consolidated Statements of Income, years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Comprehensive Income, years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Stockholders’ Equity, years ended December 31, 2025, 2024 and 2023
Consolidated Statements of Cash Flows, years ended December 31, 2025, 2024 and 2023 Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm
2.    Financial Statement Schedules
Financial statement schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the financial statements.
3.    Exhibits
The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit Number	Description	Incorporated by Reference/Attached

3.1	Amended and Restated Articles of Incorporation of Horizon Bancorp, Inc. effective May 16, 2018	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8–K filed on May 16, 2018

3.2	Amended and Restated Bylaws of Horizon Bancorp, Inc.	Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8–K filed on December 20, 2022

4.1	Description of Common Stock	Incorporated by reference to Exhibit 4.1 to Registrant's Form 10–K for the year ended December 31, 2020

4.2	Indenture, dated as of October 21, 2004, between Horizon Bancorp and Wilmington Trust Company related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 10–K for the year ended December 31, 2009

4.3	Amended and Restated Declaration of Trust of Horizon Bancorp Capital Trust II, dated as of October 21, 2004, related to the issuance of Trust Preferred Securities	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 10–K for the year ended December 31, 2009

4.4	Junior Subordinated Indenture, dated as of December 15, 2006, between Horizon Bancorp and Wilmington Trust Company	Incorporated by reference to Exhibit 4.1 to Registrant’s Form 8–K filed on December 21, 2006

4.5	Amended and Restated Trust Agreement of Horizon Bancorp Capital Trust III, dated as of December 15, 2006	Incorporated by reference to Exhibit 4.2 to Registrant’s Form 8–K filed on December 21, 2006

4.6	Indenture for Subordinated Debt, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.1 to Registrant's Form 8–K filed on June 24, 2020

4.7	First Supplemental Indenture, dated June 24, 2020, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.2 to Registrant's Form 8–K filed on June 24, 2020

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
4.8	Indenture for Subordinated Debt, dated August 29, 2025, between Horizon Bancorp, Inc. and Wilmington Trust, National Association	Incorporated by reference to Exhibit 4.1 to Registrant's Form 8–K filed on August 29, 2025

4.9	Form of 7.00% Fixed-to-Floating Rate Subordinated Note due September 15, 2035 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.8 above)	Incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed on August 29, 2025

10.3*	Horizon Bancorp 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders

10.4*	Form of Nonqualified Stock Option Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on June 18, 2013

10.5*	Form of Nonqualified Stock Option Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on June 18, 2013

10.6*	Form of Performance Share Award Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on March 27, 2017

10.7*	Form of Performance Share Award Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8–K filed on March 27, 2017

10.8*	Form of Restricted Stock Award Agreement under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9 to Registrant’s Form10–K filed on February 28, 2018

10.9*	Form of Restricted Stock Award Agreement (Restrictive Covenant) under 2013 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.10 to Registrant’s Form 10–K filed on February 28, 2018

10.10*	Horizon Bancorp, Inc. 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A to Registrant's definitive Proxy Statement for its 2021 Annual Meeting of Shareholders

10.11*	Amended Form of Restricted Stock Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K/A filed on April 16, 2025

10.12*	Amended Form of Restricted Stock Award Agreement (performance–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K/A filed on April 16, 2025

10.13*	Form of Restricted Stock Unit Award Agreement (time–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.4 to Registrant's Form 8–K filed on May 11, 2021

10.14*	Form of Restricted Stock Unit Award Agreement (performance–based) under 2021 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.15 to Registrant's Form 10–K filed on March 9, 2022

10.15*	Form of Stock Option Award Agreement	Incorporated by reference to Exhibit 10.6 to Registrant's Form 8–K filed on May 11, 2021

10.16*	1997 Supplemental Executive Retirement Plan, as amended and restated as of January 1, 1997, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222329)

10.17*	2005 Supplemental Executive Retirement Plan, effective as of January 1, 2005, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222329)

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
10.18*	Horizon Bancorp Nonqualified Deferred Compensation Plan (effective as of January 1, 2025)	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 20, 2024

10.19*	1998 Directors Deferred Compensation Plan, with amendments through December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222330)

10.20*	Amended and Restated 2005 Directors Deferred Compensation Plan, dated December 19, 2017	Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S–8 filed on December 28, 2017 (Registration No. 333-222330)

10.21*	Description of Executive Officer Bonus Plan	Incorporated by reference to Exhibit 10.15 to Registrant's Form 10–K for the year ended December 31, 2020

10.22*	Employment Agreement (Mark E. Secor), dated as of November 6, 2023	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8–K filed on November 7, 2023

10.23*	Amendment to Employment Agreement (Mark E. Secor), dated May 10, 2024	Incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on May 13, 2024.

10.24*	Amended and Restated Change in Control Agreement (Mark E. Secor), May 10, 2024	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8–K filed on May 13, 2024

10.25*	Change in Control Agreement (Kathie A. DeRuiter), dated January 1, 2020	Incorporated by reference to Exhibit 10.4 to Registrant’s Form 8–K filed on January 7, 2020

10.26*	Change in Control Agreement (Todd A. Etzler), dated January 1, 2020	Incorporated by reference to Exhibit 10.6 to Registrant’s Form 8–K filed on January 7, 2020

10.27*	Amended and Restated Employment Agreement (Thomas M. Prame), dated June 1, 2023	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K filed on May 18, 2023

10.28*	Amended and Restated Change in Control Agreement (Thomas M. Prame), dated June 1, 2023	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on May 18, 2023

10.29*	Amendment to Change in Control Agreement (Kathie A. DeRuiter), dated December 1, 2022	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8–K filed on December 1, 2022

10.30*	Amendment to Change in Control Agreement (Todd A. Etzler), dated December 1, 2022	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8–K filed on December 1, 2022

10.31*	Change in Control Agreement (Lynn M. Kerber), dated October 1, 2020	Incorporated by reference to Exhibit 10.33 to Registrant's Form 10–K filed on March 15, 2023

10.32*	Amendment to Change in Control Agreement (Lynn M. Kerber), dated December 1, 2022	Incorporated by reference to Exhibit 10.34 to Registrant's Form 10–K filed on March 15, 2023

10.33*	Employment Agreement (John R. Stewart), dated May 10, 2024	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 13, 2024

10.34*	Change in Control Agreement (John R. Stewart), dated May 10, 2024	Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on May 13, 2024

10.35	Form of Subordinated Note Purchase Agreement, dated as of August 29, 2025, by and among Horizon Bancorp, Inc. and the Purchasers	Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on August 29, 2025

10.36	Form of Registration Rights Agreement, dated as of August 29, 2025 by and among Horizon Bancorp, Inc. and the Purchasers	Incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on August 29, 2025

HORIZON BANCORP, INC.

Exhibit Number	Description	Incorporated by Reference/Attached
14	Code of Ethics for Executive Officers and Directors	Incorporated by reference to Exhibit 14 to Registrant’s Form 8–K filed on December 21, 2017

19.1**	Insider Trading Policy	Attached

21	Subsidiaries of Horizon	Attached

23	Consent of Forvis Mazars, LLP	Attached

31.1	Certification of Thomas M. Prame pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of John R. Stewart pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of Thomas M. Prame pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2	Certification of John R. Stewart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

97	Horizon Bancorp, Inc. Compensation Recovery Policy	Incorporated by reference to Exhibit 97 to Registrant’s Form 10-K filed on March 15, 2024

101	Inline Interactive Data Files	Attached

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Embedded Within the Inline XBRL Document
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

Horizon Bancorp, Inc. Registrant

Date: March 13, 2026	By:	/s/ Thomas M. Prame
Thomas M. Prame Chief Executive Officer (Principal Executive Officer)

Date: March 13, 2026	By:	/s/ John R. Stewart
John R. Stewart Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date	Signature and Title

March 13, 2026	/s/ Eric P. Blackhurst
Eric P. Blackhurst, Chairman of the Board and Director

March 13, 2026	/s/ Kevin W. Ahern
Kevin W. Ahern, Director

March 13, 2026	/s/ Lawrence E. Burnell
Lawrence E. Burnell, Director

March 13, 2026	/s/ James B. Dworkin
James B. Dworkin, Director

March 13, 2026	/s/ Brian W. Maass
Brian W. Maass, Director

March 13, 2026	/s/ Larry S. Magnesen
Larry S. Magnesen, Director

March 13, 2026	/s/ Michele M. Magnuson
Michele M. Magnuson, Director

March 13, 2026	/s/ Steven W. Reed
Steven W. Reed, Director

March 13, 2026	/s/ Michele A. Samuels
Michele A. Samuels, Director

March 13, 2026	/s/ Brian C. Walker
Brian C. Walker, Director

March 13, 2026	/s/ Vanessa P. Williams
Vanessa P. Williams, Director