Form 10-Q
period 2026-03-31
HORIZON BANCORP INC /IN/
filed 2026-05-08
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,329,764 shares of Common Stock, no par value, at May 6, 2026.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$68,354	$66,813
Interest-bearing deposits in banks	190,717	72,646
Total cash and cash equivalents	259,071	139,459
Investment securities, held for trading	3,983	3,883
Investment securities, available for sale	882,168	875,414
Loans held for sale	9,821	9,778
Loans, net of allowance for credit losses of $51,297 and $51,299	4,827,252	4,825,243
Premises and equipment, net	90,763	92,805
Federal Home Loan Bank stock	45,713	45,713
Goodwill	155,211	155,211
Other intangible assets	6,505	7,180
Interest receivable	29,015	29,733
Cash value of life insurance	37,065	36,732
Other assets	217,649	215,460
Total assets	$6,564,216	$6,436,611
Liabilities
Deposits
Non-interest bearing	$1,139,466	$1,078,708
Interest bearing	4,282,841	4,196,709
Total deposits	5,422,307	5,275,417
Short and long term borrowings	225,829	248,586
Subordinated notes, net	98,262	98,215
Junior subordinated debentures issued to capital trusts	57,740	57,688
Interest payable	8,537	12,892
Other liabilities	52,514	55,562
Total liabilities	5,865,189	5,748,360
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares	—	—
51,318,751 and 51,217,433 shares issued at March 31, 2026 and December 31, 2025, respectively
Additional paid-in capital	459,799	459,243
Retained earnings	272,941	255,004
Accumulated other comprehensive loss	(33,713)	(25,996)
Total stockholders’ equity	699,027	688,251
Total liabilities and stockholders’ equity	$6,564,216	$6,436,611
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Interest Income
Interest and fees on loans	$75,104	$74,457
Investment securities - taxable	7,494	6,039
Investment securities - tax exempt	2,544	6,192
Other	1,509	2,487
Total interest income	86,651	89,175
Interest Expense
Deposits	19,944	25,601
Short and long term borrowings	1,654	9,188
Subordinated notes	1,830	829
Junior subordinated debentures issued to capital trusts	983	1,290
Total interest expense	24,411	36,908
Net Interest Income	62,240	52,267
Credit loss expense	391	1,376
Net Interest Income after Provision for Credit Losses	61,849	50,891
Non-interest Income
Service charges on deposit accounts	3,524	3,208
Wire transfer fees	63	71
Interchange fees	3,373	3,241
Fiduciary activities	1,556	1,326
Loss on sale of investment securities	—	(407)
Gain on sale of mortgage loans	1,090	1,076
Mortgage servicing income net of impairment	337	385
Increase in cash value of bank owned life insurance	333	335
Other income	967	7,264
Total non-interest income	11,243	16,499
Non-interest Expense
Salaries and employee benefits	23,187	22,414
Net occupancy expenses	4,197	3,702
Data processing	3,353	2,872
Professional fees	929	826
Outside services and consultants	2,764	3,265
Loan expense	1,219	689
FDIC insurance expense	1,023	1,288
Core deposit intangible amortization	675	816
Merger related expense	—	305
Other losses	192	228
Other expense	3,208	2,901
Total non-interest expense	40,747	39,306
Income Before Income Taxes	32,345	28,084
Income tax expense	6,177	4,141
Net Income Available to Common Shareholders	$26,168	$23,943
Basic Earnings Per Share	$0.51	$0.55
Diluted Earnings Per Share	$0.51	$0.54
See accompanying Notes to Condensed Consolidated Financial Statement

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Month Ended
	March 31,
	2026	2025
Net Income	$26,168	$23,943
Other Comprehensive Income (Loss)
Change in securities:
Unrealized gain (loss) for the period on AFS securities	(9,913)	(1,640)
Amortization from transfer of securities from available for sale to held to maturity securities	—	(166)
Reclassification adjustment for securities (gains) losses realized in income	—	407
Income tax effect	2,196	294
Unrealized gains (losses) on securities	(7,717)	(1,105)
Other Comprehensive Income (Loss), Net of Tax	(7,717)	(1,105)
Comprehensive Income	$18,451	$22,838
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2025	$—	$—	$363,761	$436,122	$(36,301)	$763,582
Net income	—	—	—	23,943	—	23,943
Other comprehensive income (loss), net of tax	—	—	—	—	(1,105)	(1,105)
Amortization of unearned compensation	—	—	459	—	—	459
Net settlement of share awards	—	—	(3,698)	—	—	(3,698)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,120)	—	(7,120)
Balances, March 31, 2025	$—	$—	$360,522	$452,945	$(37,406)	$776,061

Balances, January 1, 2026	—	—	459,243	255,004	(25,996)	688,251
Net income	—	—	—	26,168	—	26,168
Other comprehensive income (loss), net of tax	—	—	—	—	(7,717)	(7,717)
Amortization of unearned compensation	—	—	556	—	—	556
Cash dividends on common stock ($0.16 per share)	—	—	—	(8,231)	—	(8,231)
Balances, March 31, 2026	$—	$—	$459,799	$272,941	$(33,713)	$699,027
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating Activities
Net income	$26,168	$23,943
Items not requiring (providing) cash
Provision for credit losses	391	1,376
Depreciation and amortization	2,873	2,475
Share based compensation	556	459
Amortization of mortgage servicing rights	579	507
Net (accretion of discounts) or amortization of premiums on securities	(1,189)	1,885
Purchases of securities held for trading	(4,966)	—
Proceeds from maturities, calls and principal repayments of securities, held for trading	4,900	—
Loss on sale of investment securities	—	407
Gain on sale of mortgage loans	(1,090)	(1,076)
Net loss on sale of portfolio loans	—	(7,000)
Proceeds from sales of loans	39,090	26,073
Loans originated for sale	(40,944)	(26,407)
Gain on cash value life insurance	(333)	(335)
Gain on other real estate owned	(51)	(13)
Net change in:
Interest receivable	718	1,084
Interest payable	(4,355)	304
Other assets	1,232	9,741
Other liabilities	(2,817)	(18,178)
Net cash provided by operating activities	$20,762	$15,245
Investing Activities
Purchases of securities available for sale	(33,369)	—
Proceeds from sales of securities available for sale	—	4,132
Proceeds from maturities, calls and principal repayments of securities available for sale	17,857	597
Proceeds from maturities of securities held to maturity	—	17,683
Net change in interest-earning time deposits	—	735
Redemption of FHLB stock	—	8,414
Proceeds from sale of portfolio loans	—	54,990
Net change in loans	(2,166)	(47,159)
Proceeds on the sale of OREO and repossessed assets	555	221
Premises and equipment expenditures	(56)	(1,129)
Proceeds from bank owned life insurance	—	376
Net cash provided by (used in) investing activities	$(17,179)	$38,860
Financing Activities
Net change in deposits	146,890	165,131
Proceeds from borrowings	150,124	200,000
Repayment of borrowings	(150,293)	(530,123)
Net change in repurchase agreements	(22,464)	(2,060)
Net settlement of share awards	—	(3,698)
Dividends paid on common stock	(8,228)	(7,120)
Net cash provided by (used in) financing activities	$116,029	$(177,870)
Net Change in Cash and Cash Equivalents	$119,612	$(123,765)
Cash and Cash Equivalents, Beginning of Period	$139,459	$293,431
Cash and Cash Equivalents, End of Period	$259,071	$169,666
Additional Supplemental Information
Interest paid	$28,766	$36,605
Income taxes paid	—	360
Transfer of loans to other real estate and repossessed assets	1,994	1,034
Transfer of held to maturity securities to available for sale	—	4,539
Cash dividends declared, not paid	8,231	7,088
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

Nature of Business and Basis of Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended March 31, 2026 and March 31, 2025 are not necessarily indicative of the operating results for the full year of 2026 or 2025. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
Certain information and note disclosures normally included in Horizon’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Horizon’s Annual Report on Form 10–K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on March 13, 2026 (the “2025 Annual Report on Form 10–K”). The condensed consolidated balance sheet of Horizon as of December 31, 2025 has been derived from the audited balance sheet as of that date.
Horizon Bancorp has one reportable segment. Business activities are managed on a consolidated basis and revenues are derived primarily through commercial banking, offering retail banking and private wealth management from North America. Horizon Bancorp’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM assesses performance and allocates resources based on consolidated net income, as reported on the Consolidated Statement of Income, and the same accounting policies are applied as described in the Note 1 - Nature of Operations and Summary of Significant Accounting Policies included in Horizon’s 2025 Annual Report on Form 10–K.

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
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of March 31, 2026, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended
(dollar amounts in thousands, except per share)	March 31, 2026	March 31, 2025
Basic earnings per share
Net income	$26,168	$23,943
Weighted average common shares outstanding	50,987,426	43,777,109
Basic earnings per share	$0.51	$0.55
Diluted earnings per share
Net income available to common shareholders	26,168	23,943
Weighted average common shares outstanding	50,987,426	43,777,109
Effect of dilutive securities:
Restricted stock	253,939	176,245
Stock options	1,637	810
Weighted average common shares outstanding	51,243,002	43,954,164
Diluted Earnings per Share	$0.51	$0.54
There were 26,735 shares for the three months ended March 31, 2026 which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 202,139 shares for the three months ended March 31, 2025 which were not included in the computation of diluted earnings per share because they were non–dilutive.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Securities
The fair value of available-for-sale securities is as follows.

	March 31, 2026
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$15,704	—	$15,704	$166	$—	$15,870
State and municipal	356,413	—	356,413	1,565	(41,945)	316,033
U.S. government agency mortgage-backed securities	505,173	—	505,173	1,455	(972)	505,656
Corporate notes	48,750	(120)	48,630	—	(4,021)	44,609
Total available for sale investment securities	$926,040	$(120)	$925,920	$3,186	$(46,938)	$882,168

The fair value of trading securities is as follows:

	March 31, 2026	December 31, 2025
Held for Trading
U.S. Treasury, federal agencies, and government sponsored agencies	$3,983	$3,883
State and municipal	—	—
U.S. government agency mortgage-backed securities	—	—
Corporate notes	—	—
Total trading securities	$3,983	$3,883
For the three-months ending March 31, 2026, the net gains (losses) on trading securities were determined to be immaterial to the consolidated financial statements.

	December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$16,837	$—	16,837	$70	$(2)	$16,905
State and municipal	353,559	—	353,559	2,109	(36,003)	319,665
U.S. government agency mortgage-backed securities	489,683	—	489,683	4,725	(234)	494,174
Corporate notes	48,750	(120)	48,630	—	(3,960)	44,670
Total available for sale investment securities	$908,829	$(120)	$908,709	$6,904	$(40,199)	$875,414

The amortized cost and fair value of securities available for sale and at March 31, 2026 and December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	March 31, 2026
	Amortized Cost	Fair Value
Available for sale
Within one year	$15,468	$15,415
One to five years	44,318	42,898
Five to ten years	77,678	70,217
After ten years	283,403	247,982
	420,867	376,512
U.S. government agency mortgage-backed securities	505,173	505,656
Total available for sale investment securities	$926,040	$882,168
The following tables show the gross unrealized losses and the fair value of the Company’s available for sale investments in which an allowance for credit losses were not recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$—	$—	$—	$—
State and municipal	45,112	(1,505)	189,808	(40,440)	234,920	(41,945)
U.S. government agency mortgage-backed securities	190,079	(958)	171	(14)	190,250	(972)
Corporate notes	—	—	40,794	(2,956)	40,794	(2,956)
Total available for sale investment securities	$235,191	$(2,463)	$230,773	$(43,410)	$465,964	$(45,873)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$748	$(2)	$748	$(2)
State and municipal	26,804	(725)	200,978	(35,278)	227,782	(36,003)
U.S. government agency mortgage-backed securities	40,547	(221)	200	(13)	40,747	(234)
Corporate notes	—	—	40,799	(2,951)	40,799	(2,951)
Total available for sale investment securities	$67,351	$(946)	$242,725	$(38,244)	$310,076	$(39,190)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of March 31, 2026 and December 31, 2025, the Company had 843 and 836 securities, respectively, with market values below their cost basis. The total fair value of these investments at March 31, 2026 and December 31, 2025 was $466.0 million and $310.1 million, which is approximately 53% and 35%, respectively, of the Company's available for sale securities portfolio.

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
The following table details activity in the allowance for credit losses on available for sale debt securities during the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,	March 31,
	2026	2025

Beginning balance	$120	$—
Credit loss expense (benefit)	—	—
Ending balance	$120	$—
Due to a specific issuer's deferral of principal and interest payments, the Company placed the security with a fair value of $3.9 million on non-accrual status and recorded a $120 thousand allowance for credit losses on certain corporate debt securities.
Based on an evaluation of available evidence, management believes the unrealized losses on available for sale state and municipal securities, U.S. agency mortgage–backed securities and corporate notes, excluding certain securities disclosed above, were due to changes in interest rates. Due to the contractual terms, the issuers of state and municipal securities are not allowed to settle for less than the amortized cost of the security.
In August 2025, the Company reclassified its held-to-maturity investment portfolio, with a carrying value of $1.8 billion and unrealized loss of $282.6 million, to the available-for-sale portfolio as part of the Company's balance sheet repositioning. Following the reclassification, the Company sold securities with a fair value of $1.4 billion, recognizing a pre-tax loss of $299.5 million upon sale. Following the transfer and sale, the Company released the allowance for credit losses related to the held-to-maturity investment portfolio.
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,	March 31,
	2026	2025
Beginning balance	$—	$158
Credit loss expense (benefit)	—	(18)
Ending balance	$—	$140
Accrued interest receivable on available for sale debt securities totaled $4.8 million at March 31, 2026 and $5.3 million at December 31, 2025 and is excluded from the estimate of credit losses.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Information regarding securities proceeds, gross gains, and gross losses are presented below:

	Three Months Ended
	March 31,	March 31,
	2026	2025
Sales of available for sale securities
Proceeds	$—	$4,132
Gross gains	—	—
Gross losses	—	(407)
The tax benefit of the proceeds from the sale of securities available for sale was zero and $0.1 million for the three months ended March 31, 2026, and 2025.
The following table represents the fair value and amortized costs of pledged securities, excluding overnight repurchase agreements.

	March 31, 2026		December 31, 2025
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Pledged securities for borrowing availability at the Federal Reserve	$111,346	$140,363	$114,727	$140,512

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents outstanding loans held for investment by portfolio class, as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Commercial
Owner occupied real estate	$718,301	$699,327
Non–owner occupied real estate	1,669,915	1,669,260
Residential spec homes	17,235	17,741
Development & spec land	38,131	35,535
Commercial and industrial	1,023,068	1,010,545
Total commercial	3,466,650	3,432,408
Real estate
Residential mortgage	719,235	741,477
Residential construction	30,873	30,950
Total real estate	750,108	772,427
Consumer
Direct installment	72,640	77,174
Indirect installment	16,769	19,672
Home equity	572,382	574,861
Total consumer	661,791	671,707
Total loans	4,878,549	4,876,542
Allowance for credit losses	(51,297)	(51,299)
Net loans	$4,827,252	$4,825,243
Total loans include net unearned discounts and deferred loan costs of $6.5 million at March 31, 2026 and $6.8 million at December 31, 2025, respectively.

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

Non–performing Loans

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at March 31, 2026:

	March 31, 2026
	Total Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$5,713	$—	$5,713
Non–owner occupied real estate	2,932	—	2,932
Residential spec homes	—	—	—
Development & spec land	446	—	446
Commercial and industrial	6,670	—	5,695
Total commercial	15,761	—	14,786
Real estate
Residential mortgage	10,607	55	679
Residential construction	—	—	—
Total real estate	10,607	55	679
Consumer
Direct installment	262	185	—
Indirect installment	866	85	—
Home equity	7,288	1,886	314
Total consumer	8,416	2,156	314
Total	$34,784	$2,211	$15,779

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loan at December 31, 2025:

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
There was no interest income recognized on non-accrual loans during the three months periods ended March 31, 2026 and 2025, respectively, while the loans were in non-accrual status.
The amount of accrued interest receivable written off by the Company by reversing interest income was not material during the three months periods ended March 31, 2026 and 2025, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan at March 31, 2026:

	March 31, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$713,180	$1,238	$—	$3,883	$5,121	$718,301
Non–owner occupied real estate	1,666,555	2,782	578	—	3,360	1,669,915
Residential spec homes	17,235	—	—	—	—	17,235
Development & spec land	38,131	—	—	—	—	38,131
Commercial and industrial	1,013,688	2,557	1,755	5,068	9,380	1,023,068
Total commercial	3,448,789	6,577	2,333	8,951	17,861	3,466,650
Real estate
Residential mortgage	709,714	3,016	1,836	4,669	9,521	719,235
Residential construction	30,873	—	—	—	—	30,873
Total real estate	740,587	3,016	1,836	4,669	9,521	750,108
Consumer
Direct installment	70,780	1,231	292	337	1,860	72,640
Indirect installment	14,479	1,558	370	362	2,290	16,769
Home equity	558,471	5,630	1,984	6,297	13,911	572,382
Total consumer	643,730	8,419	2,646	6,996	18,061	661,791
Total	$4,833,106	$18,012	$6,815	$20,616	$45,443	$4,878,549

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
Modified Loans
The following tables detail the amortized cost at March 31, 2026 of loans that were modified to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and the amortized cost at March 31, 2025, of loans that were modified to borrowers experiencing financial difficulty during the three months periods ended March 31, 2025:

	Three Months Ended March 31, 2026
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$—	$—	$4,601	$—	$4,601	0.09%
Non-owner occupied real estate	330	—	—	—	330	0.01%
Development spec & land	446	—	—	—	446	0.01%
Commercial and industrial	648	—	—	—	648	0.01%
Total	$1,424	$—	$4,601	$—	$6,025	0.12%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31, 2025
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$—	$—	$653	$—	$653	0.01%
Non-owner occupied real estate	433	—	—	—	433	0.01%
Development spec & land	537	—	—	—	537	0.01%
Commercial and industrial	363	—	752	—	1,115	0.03%
Total	$1,333	$—	$1,405	$—	$2,738	0.06%
The following tables summarize the financial impacts of loan modifications and payment deferrals, as applicable, during the three months periods ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	0	—%	20	0
Non-owner occupied real estate	6	—	0	0
Development spec & land	6	—	0	0
Commercial and industrial	11	—	0	0

	Three Months Ended March 31, 2025
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	0	—%	6	0
Non-owner occupied real estate	14	—	0	0
Development spec & land	18	—	0	0
Commercial and industrial	11	—	6	0

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The financial impacts of the modifications did not significantly impact our determination of the allowance for credit losses during the periods presented above.

The following table presents the amortized cost basis at March 31, 2026 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	March 31, 2026
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$5,129	$—	$2,186	$7,315
Non-owner occupied real estate	330	—	—	330
Development spec & land	446	—	—	446
Commercial and industrial	4,487	154	448	5,089
Total	$10,392	$154	$2,634	$13,180

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

During the quarters ended March 31, 2026 and 2025, the Company had zero and $0.1 million, respectively of loans to borrowers experiencing financial difficulty that had a payment default and were modified within the three months prior to the payment default. For purposes of this disclosure, the Company defines “default” as being 30 days or more past due of contractual interest or principal.
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
The tables below present the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses, at March 31, 2026 and December 31, 2025.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	March 31, 2026
	Real Estate	Accounts Receivable/ Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$5,669	$44	$—	$5,713	$—
Non–owner occupied real estate	2,453	81	398	2,932	—
Development & spec land	446	—	—	446	—
Commercial and industrial	1,872	4,517	281	6,670	541
Total commercial	10,440	4,642	679	15,761	541
Real estate
Residential mortgage	679	—	—	679	—
Total real estate	679	—	—	679	—
Consumer
Home equity	1,845	—	—	1,845	89
Total consumer	1,845	—	—	1,845	89
Total collateral dependent loans	$12,964	$4,642	$679	$18,285	$630

	December 31, 2025
	Real Estate	Accounts Receivable/ Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$5,395	$—	$—	$5,395	$114
Non–owner occupied real estate	3,026	—	—	3,026	20
Development & spec land	496	—	—	496	—
Commercial and industrial	1,690	3,269	673	5,632	882
Total commercial	10,607	3,269	673	14,549	1,016
Real estate
Residential mortgage	929	—	—	929	—
Total real estate	929	—	—	929	—
Consumer
Home equity	923	—	—	923	313
Total consumer	923	—	—	923	313
Total collateral dependent loans	$12,459	$3,269	$673	$16,401	$1,329
As of March 31, 2026, the Company had a carrying value of $3.1 million of repossessed assets. As of March 31, 2026, the Company had a recorded net investment of $1.0 million of residential mortgage and home equity loans in which foreclosure proceedings have commenced. Repossessed assets are a component of other assets within the condensed consolidated balance sheet.
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
The following tables present loans by credit grades and origination year at March 31, 2026.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Term Loans by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$21,446	$103,559	$87,726	$81,991	$73,978	$219,111	$77,288	$15,516	$680,615
Special Mention	—	900	5,811	—	—	10,434	2,328	—	19,473
Substandard	—	—	4,685	9,371	1,661	2,446	—	50	18,213
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$21,446	$104,459	$98,222	$91,362	$75,639	$231,991	$79,616	$15,566	$718,301
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non–owner occupied real estate
Pass	$13,702	$193,046	$198,393	$157,237	$227,382	$510,985	$309,411	$17,231	$1,627,387
Special Mention	—	—	—	1,295	28,144	5,762	—	—	35,201
Substandard	—	490	2,076	3,668	597	429	67	—	7,327
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$13,702	$193,536	$200,469	$162,200	$256,123	$517,176	$309,478	$17,231	$1,669,915
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential spec homes
Pass	$—	$4,353	$291	$—	$—	$—	$6,283	$6,308	$17,235
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$4,353	$291	$—	$—	$—	$6,283	$6,308	$17,235
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Development & spec land
Pass	$—	$3,854	$766	$3,079	$1,070	$2,708	$24,857	$1,351	$37,685
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	446	—	446
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$—	$3,854	$766	$3,079	$1,070	$2,708	$25,303	$1,351	$38,131
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$45,693	$253,313	$177,679	$68,703	$96,779	$98,733	$51,576	$191,989	$984,465
Special Mention	—	1,100	336	622	97	294	10,727	9,228	22,404
Substandard	—	4,135	2,415	5,691	199	1,615	973	1,171	16,199
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$45,693	$258,548	$180,430	$75,016	$97,075	$100,642	$63,276	$202,388	$1,023,068
Gross charge-offs during period	$—	$19	$406	$260	$—	$7	$9	$—	$701
Total commercial	$80,841	$564,750	$480,178	$331,657	$429,907	$852,517	$483,956	$242,844	$3,466,650

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Term Loans by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$9,238	$57,346	$71,670	$91,316	$140,182	$338,821	$—	$—	$708,573
Non–performing	—	—	554	2,272	2,505	5,331	—	—	10,662
Total residential mortgage	$9,238	$57,346	$72,224	$93,588	$142,687	$344,152	$—	$—	$719,235
Gross charge-offs during period	$—	$—	$—	$260	$137	$129	$—	$—	$526

Residential construction
Performing	$—	$—	$2,025	$—	$—	$—	$28,848	$—	$30,873
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$2,025	$—	$—	$—	$28,848	$—	$30,873
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total real estate	$9,238	$57,346	$74,249	$93,588	$142,687	$344,152	$28,848	$—	$750,108

	Term Loans by Origination Year
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$1,584	$6,866	$5,576	$44,711	$4,705	$7,314	$109	$1,328	$72,193
Non–performing	—	4	—	376	26	41	—	—	447
Total direct installment	$1,584	$6,870	$5,576	$45,087	$4,731	$7,355	$109	$1,328	$72,640
Gross charge-offs during period	$—	$3	$31	$31	$3	$31	$10	$5	$114

Indirect installment
Performing	$—	$—	$209	$3,102	$8,396	$4,111	$—	$—	$15,818
Non–performing	—	—	3	254	442	252	—	—	951
Total indirect installment	$—	$—	$212	$3,356	$8,838	$4,363	$—	$—	$16,769
Gross charge-offs during period	$—	$—	$13	$146	$219	$133	$—	$—	$511

Home equity
Performing	$1,926	$10,923	$9,942	$15,077	$11,135	$8,701	$35,564	$469,940	$563,208
Non–performing	—	—	132	726	708	192	7,416	—	9,174
Total home equity	$1,926	$10,923	$10,074	$15,803	$11,843	$8,893	$42,980	$469,940	$572,382
Gross charge-offs during period	$—	$—	$—	$4	$33	$4	$1,424	$—	$1,465
Total consumer	$3,510	$17,793	$15,862	$64,246	$25,412	$20,611	$43,089	$471,268	$661,791

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Total commercial	$586,571	$491,121	$335,308	$440,279	$251,057	$638,852	$467,026	$222,194	$3,432,408

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$58,110	$76,445	$104,783	$143,616	$126,636	$221,710	$—	$—	$731,300
Non–performing	—	505	2,428	2,236	453	4,555	—	—	10,177
Total residential mortgage	$58,110	$76,950	$107,211	$145,852	$127,089	$226,265	$—	$—	$741,477
Gross charge-offs during period	$—	$135	$223	$188	$355	$161	$—	$—	$1,062

Residential construction
Performing	$—	$2,034	$—	$—	$—	$—	$28,916	$—	$30,950
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$2,034	$—	$—	$—	$—	$28,916	$—	$30,950
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total real estate	$58,110	$78,984	$107,211	$145,852	$127,089	$226,265	$28,916	$—	$772,427

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$8,330	$6,354	$47,094	$5,160	$3,160	$4,942	$84	$1,335	$76,459
Non–performing	—	—	578	69	40	28	—	—	715
Total direct installment	$8,330	$6,354	$47,672	$5,229	$3,200	$4,970	$84	$1,335	$77,174
Gross charge-offs during period	$11	$141	$85	$73	$84	$5	$8	$—	$407

Indirect installment
Performing	$—	$220	$3,584	$9,469	$3,269	$1,902	$—	$—	$18,444
Non–performing	—	29	275	570	232	122	—	—	1,228
Total indirect installment	$—	$249	$3,859	$10,039	$3,501	$2,024	$—	$—	$19,672
Gross charge-offs during period	$—	$245	$885	$1,414	$477	$237	$—	$—	$3,258

Home equity
Performing	$12,301	$10,393	$16,623	$12,032	$4,444	$7,546	$32,721	$470,524	$566,584
Non–performing	—	236	614	653	53	173	6,548	—	8,277
Total home equity	$12,301	$10,629	$17,237	$12,685	$4,497	$7,719	$39,269	$470,524	$574,861
Gross charge-offs during period	$—	$—	$20	$7	$—	$57	$843	$—	$927
Total consumer	$20,631	$17,232	$68,768	$27,953	$11,198	$14,713	$39,353	$471,859	$671,707

Note 4 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three months ended March 31, 2026 and 2025:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended March 31, 2026
	Commercial	Real Estate	Consumer	Total
Balance, beginning of period	$35,473	$3,183	$12,643	$51,299
Credit loss expense (recovery)	(137)	1	760	624
Charge-offs	(701)	(526)	(2,090)	(3,317)
Recoveries	362	525	1,804	2,691
Balance, end of period	$34,997	$3,183	$13,117	$51,297

	Three Months Ended March 31, 2025
	Commercial	Real Estate	Consumer	Total
Balance, beginning of period	$30,953	$2,715	$18,312	$51,980
Credit loss expense (recovery)	1,640	405	(502)	1,543
Charge-offs	(7)	(2)	(1,453)	(1,462)
Recoveries	54	49	490	593
Balance, end of period	$32,640	$3,167	$16,847	$52,654

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the accrued interest on our loan portfolio was $23.4 million and $23.7 million, respectively.
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

	Three Months Ended
	March 31, 2026			March 31, 2025
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$1,068	$(153)	$915	$1,385	$(253)	$1,132
Real Estate	92	(14)	78	61	11	72
Consumer	680	(66)	614	703	93	796
Total	$1,840	$(233)	$1,607	$2,149	$(149)	$2,000
Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.40 billion and $1.41 billion at March 31, 2026 and December 31, 2025.

Activity for mortgage servicing rights and the related impairment allowance were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Mortgage servicing rights
Balances, January 1	$17,534	$18,195
Servicing rights capitalized	316	245
Amortization of servicing rights	(579)	(507)
Ending balance	17,271	17,933
Impairment allowance
Beginning balance	—	—
Additions	—	—
Reductions	—	—
Ending balance	—	—
Mortgage servicing rights, net	$17,271	$17,933

Fair value, beginning of period	$17,547	19,766
Fair value, end of period	18,025	18,811

Fair value at March 31, 2026 was determined using a discounted cash flow analysis with the discount rates ranging from 8.5% to 11.0% and prepayment speeds ranging from 6.0% to 11.9%, depending on the stratification of the specific type. Fair value at March 31, 2025 was determined using a discounted cash flow analysis with discount rates ranging from 9.0% to 11.5% and prepayment speeds ranging from 5.9% to 13.5%, depending on the stratification of the specific type.

Note 6 – Goodwill

The carrying amount of goodwill was $155.2 million as of March 31, 2026 and December 31, 2025, respectively. There were no changes in the carrying amount of goodwill for the three months ended March 31, 2026 and 2025. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

No goodwill impairment charges were recorded for the three months ended March 31, 2026 and 2025.
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
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	March 31, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. government agency mortgage-backed securities	66,004	—	—	—	66,004
Total Repurchase Agreements	$66,004	$—	$—	$—	$66,004
Repurchase Agreements subject to offsetting arrangements					—

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. government agency mortgage-backed securities	88,468	—	—	—	88,468
Total Repurchase Agreements	$88,468	$—	$—	$—	$88,468
Repurchase Agreements subject to offsetting arrangements					—

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $68.4 million and $90.7 million at March 31, 2026 and December 31, 2025, respectively.

Note 8 – Subordinated Notes

On August 29, 2025, Horizon completed the offering and sale of $100.0 million in aggregate principal amount of its 7.000% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “2035 Notes”). The 2035 Notes were issued by Horizon at a price equal to 100% of their face amount. Horizon used the net proceeds from the offering for general corporate purposes, including in support of the repositioning of its balance sheet, and to redeem approximately $56.5 million in aggregate principal amount of its 5.625% fixed-to-floating rate subordinated notes due 2030, which was completed on October 1,

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
2025. The 2035 Notes will bear interest at a fixed interest rate of 7.000% per annum until September 15, 2030, after which time the interest rate will reset quarterly to a floating rate equal to a benchmark rate, which is expected to be the then current three-month term Secured Overnight Financing Rate (SOFR) plus 360 basis points until the 2035 Notes' maturity on September 15, 2035. The 2035 Notes are redeemable by Horizon, in whole or in part, on any interest payment date on or after September 15, 2030, and at any time upon the occurrence of certain events, subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations, including capital regulations. The 2035 Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.
The total balance, net of unamortized issuance costs, of the 2035 Notes was $98.3 million and $98.2 million at March 31, 2026 and December 31, 2025, respectively. Total unamortized debt issuance costs were $1.7 million and $1.8 million at March 31, 2026 and December 31, 2025, respectively.
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
To mitigate the impact of interest rate fluctuations on fair value, the Company previously entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. The Company also previously utilized fair value hedges to hedge investment securities, converting the fixed rate security to a variable rate. Changes in fair value of both the hedge instruments and the underlying loan and security agreements are recorded as gains or losses in interest income. During the year ended December 31, 2024, the Company terminated the fair value hedges on loans and securities, recording a deferred gain of $2.3 million on the loan termination that will be accreted into interest income over the remaining life of the underlying loans, and a mark-to-market adjustment of $0.3 million that was recorded in non-interest income on the termination of the fair value hedges against investment securities. The remaining accretion on the loans was $1.6 million at March 31, 2026.
During the year ended December 31, 2025, the Company entered into interest rate swap agreements designated as fair value hedges of interest rate rate risk associated with certain fixed-rate investment securities. The swaps are intended to hedge changes in fair value attributable to fluctuations in that benchmark rate. Changes to fair value hedges on mortgage-backed securities are recorded as gains or losses in interest income. The hedged items consist of mortgage-backed securities which are located in the 'Investment securities, available for sale' line item on the consolidated balance sheet. The hedge relationship fair value is recorded in the "other assets" line item on the condensed consolidated balance sheet. The hedge relationships had stated maturities ranging from March 27, 2040 to March 27, 2042.
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

The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At March 31, 2026, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

Changes in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of our derivative financial instruments utilized by Horizon on a gross basis for the periods indicated.

	Asset Derivatives		Liability Derivatives
	March 31, 2026		March 31, 2026
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$118,830	$851	$—	$—
Total derivatives designated as hedging instruments	118,830	851	—	—

Derivatives not designated as hedging instruments
Interest rate contracts - customer accommodation	$437,378	$15,394	$437,378	$15,394
Mortgage loan contracts	16,533	5	—	—
Commitments to originate mortgage loans	2,693	28	—	—
Total derivatives not designated as hedging instruments	456,604	15,427	437,378	15,394

Total derivatives subject to enforceable master netting arrangements, gross	$575,434	$16,278	$437,378	$15,394
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$575,434	$16,278	$437,378	$15,394

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Asset Derivatives		Liability Derivatives
	December 31, 2025		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedges	$121,542	$307	$—	$—
Total derivatives designated as hedging instruments	121,542	307	—	—
Derivatives not designated as hedging instruments
Interest rate contracts - customer accommodation	$460,276	$13,658	$460,276	$13,658
Mortgage loan contracts	—	—	11,254	14
Commitments to originate mortgage loans	3,644	94	—	—
Total derivatives not designated as hedging instruments	463,920	13,752	471,530	13,672

Total derivatives subject to enforceable master netting arrangements, gross	$585,462	$14,059	$471,530	$13,672
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$585,462	$14,059	$471,530	$13,672

While the Company is party to master netting arrangements with most of its swap derivative counterparties, the Company has elected to not offset derivative assets and liabilities under these agreements on its consolidated balance sheets.
Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums, and usually consists of marketable securities. At March 31, 2026, the Company did not pledge any marketable securities as collateral.
The effect of the derivative and the hedged item in fair value hedging relationships on the condensed consolidated statements of income for three month periods ended March 31, 2026 and March 31, 2025 is as follows:

	Location of gain (loss) recognized on derivative and Hedge item	Amount of Gain (Loss) Recognized on Derivative and Hedged Item
		Three Months Ended
		March 31, 2026	March 31, 2025
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedge	Interest income - investment securities	853	—
Hedged item		(851)	—
Total		$2	$—
The effect of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three month periods ended March 31, 2026 and March 31, 2025 is as follows:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended
		March 31, 2026	March 31, 2025
Derivative not designated as hedging relationship
Mortgage loan contracts	Non-interest income-gain (loss) on sale of loans	$19	$509
Commitments to originate mortgage loans	Non-interest income-gain (loss) on sale of loans	(66)	(46)
Total		$(47)	$463

The following tables summarize the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	Amortized Cost of Hedged Items		Cumulative Hedge Accounting Basis Adjustments
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Available-for-Sale Debt Securities	$120,675	$122,442	$(851)	$(307)

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
Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended March 31, 2026. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Equity investments in other assets
The fair value of the Company's equity investments in other assets is estimated by a third party utilizing readily determinable fair values quoted on an active market. These investments include the Company's non-qualified deferred compensation plan (see Note 14 - Non-Qualified Deferred Compensation Plan in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025). The Company informally funded its obligation to plan participants in a rabbi trust, which is consolidated by the Company, and is comprised of investment options similar to those selected by the Participants. The assets held in the rabbi trust were reported at their estimated fair value and were included in cash and other assets in the Company's consolidated balance sheets. The related accrued benefit cost (representing the Company's benefit obligation to participants) is recorded as an offsetting liability in other liabilities in the Company's consolidated balance sheets. These assets are classified within Level 1 of the valuation hierarchy.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	March 31, 2026
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$15,870	$—	$15,870	$—
State and municipal	316,033	—	316,033	—
U.S. government agency mortgage-backed securities	505,656	—	505,656	—
Corporate notes	44,609	—	40,794	3,815
Total available for sale securities	882,168	—	878,353	3,815
Equity securities in other assets	7,816	7,816	—	—
Held for trading securities	3,983	—	3,983	—
Interest rate swap agreements asset	16,245	—	16,245	—
Commitments to originate mortgage loans	28	—	28	—
Mortgage loans contracts	5	—	5	—
Liabilities:
Interest rate swap agreements liability	(15,394)	—	(15,394)	—

	December 31, 2025
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$16,905	$—	$16,905	$—
State and municipal	319,665	—	319,665	—
U.S. government agency mortgage-backed securities	494,174	—	494,174	—
Corporate notes	44,670	—	40,799	3,871
Total available for sale securities	875,414	—	871,543	3,871
Equity securities in other assets	7,871	7,871	—	—
Held for trading securities	3,883	—	3,883	—
Interest rate swap agreements asset	13,965	—	13,965	—
Commitments to originate mortgage loans	94	—	94	—
Liabilities:
Mortgage loan contracts	(14)	—	(14)	—
Interest rate swap agreements liability	(13,658)	—	(13,658)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Level 3 recurring fair value measurements:
As of March 31, 2026, the Company has one Level 3 fair value measurement, an available‑for‑sale corporate debt security, which was transferred from Level 2 to Level 3 in 2025 due to increased reliance on significant unobservable inputs used in the discounted cash flow model. These valuation inputs primarily relate to expected cash flow timing, credit assumptions, and the discount rate applied to those cash flows. At the time of transfer, the security had an amortized cost of $5 million and the Company recognized an initial allowance for credit losses $150 thousand and an initial write down of $2.1 million; the fair value at the transfer date is reflected within "Transfers into Level 3". The following table presents the changes in fair value for assets classified within Level 3 of the fair value hierarchy as of March 31, 2026 and December 31, 2025:

Level 3 instruments at fair value	March 31, 2026	December 31, 2025
Fair value beginning of year	$3,871	$—
Transfers into Level 3 (at fair value on transfer date)	—	2,787
Total gains/(losses) included in earnings (subsequent ACL change - AFS securities)	—	30
Total gains/(losses) included in OCI	(56)	1,054
Ending balance – March 31, 2026	$3,815	$3,871

Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Collateral dependent loans	$140	$—	$—	$140
December 31, 2025
Collateral dependent loans	$7,429	$—	$—	$7,429
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	March 31, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$140	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	32.2%-41.3% (38.4%)

	December 31, 2025
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$7,429	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	34.2%-67.4%(30.6%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at March 31, 2026 and December 31, 2025. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	March 31, 2026
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$68,354	$68,354	$—	$—
Interest- bearing deposits in banks	190,717	190,717	—	—
Cash and cash equivalents	259,071	259,071	—	—
Loans held for sale	9,821	—	9,821	—
Loans, net	4,827,252	—	—	4,718,869
Stock in FHLB	45,713	—	45,713	—
Interest receivable	29,015	—	29,015	—
Liabilities
Non-interest bearing deposits	$1,139,466	$1,139,466	$—	$—
Interest bearing deposits	4,282,841	3,119,034	1,160,745	—
Borrowings	225,829	—	225,824	—
Subordinated notes	98,262	—	98,882	—
Junior subordinated debentures issued to capital trusts	57,740	—	52,473	—
Interest payable	8,537	—	8,537	—

	December 31, 2025
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$66,813	$66,813	$—	$—
Interest- bearing deposits in banks	72,646	72,646	—	—
Cash and cash equivalents	139,459	139,459	—	—
Loans held for sale	9,778	—	9,778	—
Loans (excluding loan level hedges), net	4,825,243	—	—	4,695,231
Stock in FHLB	45,713	—	45,713	—
Interest receivable	29,733	—	29,733	—
Liabilities
Non-interest bearing deposits	$1,078,708	$1,078,708	$—	$—
Interest bearing deposits	4,196,709	3,094,231	1,100,237	—
Borrowings	248,586	—	248,580	—
Subordinated notes	98,215	—	98,835	—
Junior subordinated debentures issued to capital trusts	57,688	—	51,468	—
Interest payable	12,892	—	12,892	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 12 – Stockholders' Equity
The components of accumulated other comprehensive loss, net of tax included in capital are as follows:
Accumulated Other Comprehensive Income (Loss)

	March 31, 2026	December 31, 2025
Unrealized gain (loss) on securities available for sale	$(33,713)	$(25,996)
Total accumulated other comprehensive income (loss)	$(33,713)	$(25,996)
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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of March 31, 2026 and December 31, 2025, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the first quarter of 2026 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.
On March 19, 2026, the federal banking regulators issued three proposals to modernize the regulatory capital framework for banks of all sizes. The federal banking agencies stated the proposals would streamline capital requirements and better align regulatory capital with risk while maintaining the safety and soundness of the banking system. The proposals are intended to be the final phase of the Basel capital reforms. Comments on the proposals are due by June 18, 2026. The Company's management continues to evaluate the impact of these proposals on the Company, the Bank, and its business, financial condition, and results of operations.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents Horizon and the Bank’s actual and required capital ratios as of March 31, 2026 and December 31, 2025:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total capital (to risk-weighted assets)(1)
Consolidated	$780,915	14.76%	$423,326	8.00%	$555,615	10.50%	N/A	N/A
Bank	704,109	13.35%	421,946	8.00%	553,805	10.50%	$527,433	10.00%
Tier 1 capital (1) (to risk-weighted assets)
Consolidated	629,752	11.90%	317,495	6.00%	449,784	8.50%	N/A	N/A
Bank	651,208	12.35%	316,460	6.00%	448,318	8.50%	421,946	8.00%
Common equity tier 1 capital (1) (to risk-weighted assets)
Consolidated	572,012	10.81%	238,121	4.50%	370,410	7.00%	N/A	N/A
Bank	651,208	12.35%	237,345	4.50%	369,203	7.00%	342,832	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	629,752	9.84%	255,925	4.00%	255,925	4.00%	N/A	N/A
Bank	651,208	10.21%	255,075	4.00%	255,075	4.00%	318,844	5.00%
(1) As defined by regulatory agencies

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital (to risk-weighted assets)(1)
Consolidated	$762,541	14.36%	$424,791	8.00%	$557,538	10.50%	N/A	N/A
Bank	687,316	12.99%	423,209	8.00%	555,461	10.50%	529,011	10.00%
Tier 1 capital (1) (to risk-weighted assets)
Consolidated	611,186	11.51%	318,593	6.00%	451,340	8.50%	N/A	N/A
Bank	634,176	11.99%	317,407	6.00%	449,659	8.50%	423,209	8.00%
Common equity tier 1 capital (1) (to risk-weighted assets)
Consolidated	553,498	10.42%	238,945	4.50%	371,692	7.00%	N/A	N/A
Bank	634,176	11.99%	238,055	4.50%	370,308	7.00%	343,857	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	611,186	9.55%	256,006	4.00%	256,006	4.00%	N/A	N/A
Bank	634,176	9.94%	255,282	4.00%	255,282	4.00%	319,103	5.00%
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
The following table represents the commitments to extend credit and standby letters of credit as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026	December 31, 2025
Commitments to extend credit	$1,098,311	$1,124,850
Standby letters of credit	22,857	22,274
Total	$1,121,168	$1,147,124

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three months ended March 31, 2026 and 2025
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
And Results of Operations
For the Three months ended March 31, 2026 and 2025
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
The foregoing list of important factors is not exclusive, and you are cautioned not to place undue reliance on these forward–looking statements, which speak only as of the date of this document or, in the case of documents incorporated by reference, the dates of those documents. We do not undertake to update any forward–looking statements, whether written or oral, that may be made from time to time by us or on our behalf. For a detailed discussion of the risks and uncertainties that may cause our actual results or performance to differ materially from the results or performance expressed or implied by forward–looking statements, see “Risk Factors” in Item 1A of Part I of our 2025 Annual Report on Form 10–K, in Item 1A of Part II of this Quarterly Report on Form 10–Q, and in the subsequent reports we file with the SEC.

Critical Accounting Estimates

The Notes to the Consolidated Financial Statements included in Item 8 of the Company’s 2025 Annual Report on Form 10–K contain a summary of the Company’s significant accounting policies. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. The Company considers these policies to be its critical accounting estimates. Management has identified as critical accounting estimates as the allowance for credit losses, income taxes, and valuation measurements.

For additional information regarding critical accounting estimates, see Note 1 – Nature of Operations and Summary of Significant Accounting Policies included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company’s application of critical accounting estimates since December 31, 2025.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three months ended March 31, 2026 and 2025
Results of Operations

Net Income

Net Income increased $2.2 million, to $26.2 million, or $0.51 per diluted share, during the three months ended March 31, 2026 when compared to net income of $23.9 million, or $0.54 per diluted share, for the same period in 2025. The increase in net income when compared with the prior year period reflects an increase in net interest income of $10.0 million and a decrease in provision expense of $1.0 million. The increase was partially offset by a decrease of non-interest income of $5.3 million, an increase in tax expense of $2.0 million and an increase in non-interest expense of $1.4 million.

Net Interest Income

Net interest income increased $10.0 million, or 19.1% during the three months ended March 31, 2026, to $62.2 million, when compared to the same period in 2025. While average earning assets decreased, owed to the balance sheet repositioning and deleveraging efforts in the third quarter of 2025, the reported net FTE interest margin1 increased by 125 basis points, to 4.29% for the three months ended March 31, 2026 compared to the prior year period, driven by the favorable mix shift in both average interest earning assets toward higher-yielding loans, and the funding mix toward lower cost deposit liabilities. Additionally, loan and securities yields have expanded while deposit costs have declined when compared with the comparable year ago period.

1Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three months ended March 31, 2026 and 2025
Following are the average balance sheets for the three months ended (dollars in thousands):

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Three Months Ended
	March 31, 2026			March 31, 2025
	Average Balance (6)	Interest(5)	Average Rate	Average Balance (6)	Interest(5)	Average Rate
Assets
Interest earning assets
Interest earning deposits (incl. Fed Funds Sold)	$165,084	$1,509	3.71%	$223,148	$2,487	4.52%
Federal Home Loan Bank stock(1)	45,713	551	4.89%	51,769	1,012	7.93%
Investment securities - taxable (2)	581,146	6,944	4.85%	974,109	5,027	2.09%
Investment securities - non-taxable (2)	319,276	3,220	4.09%	1,120,249	7,838	2.84%
Total investment securities	900,422	10,164	4.58%	2,094,358	12,865	2.49%
Loans receivable (3) (4)	4,873,753	75,485	6.28%	4,865,449	74,840	6.24%
Total interest earning assets	$5,984,972	87,709	5.94%	$7,234,724	91,204	5.11%
Non-interest earning assets
Cash and due from banks	68,007			88,624
Allowance for credit losses	(51,217)			(51,863)
Other assets	533,989			483,765
Total average assets	$6,535,751			$7,755,250

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing demand deposits	$1,638,208	$4,586	1.14%	$1,750,446	$6,491	1.50%
Saving and money market deposits	1,475,444	5,619	1.54%	1,674,590	8,263	2.00%
Time deposits	1,153,484	9,739	3.42%	1,212,386	10,847	3.63%
Total Deposits	4,267,136	19,944	1.90%	4,637,422	25,601	2.24%
Borrowings	150,229	1,421	3.84%	971,496	8,772	3.66%
Repurchase agreements	77,376	233	1.22%	88,469	416	1.91%
Subordinated notes	98,231	1,830	7.56%	55,750	829	6.03%
Junior subordinated debentures issued to capital trusts	57,706	983	6.91%	57,497	1,290	9.10%
Total interest bearing liabilities	4,650,678	24,411	2.13%	5,810,634	36,908	2.58%
Non-interest bearing liabilities
Demand deposits	1,117,930			1,085,826
Accrued interest payable and other liabilities	59,227			78,521
Stockholders' equity	707,916			780,269
Total average liabilities and stockholders' equity	$6,535,751			$7,755,250
Net FTE interest income (Non-GAAP) (5)		$63,298			$54,296
Less FTE adjustments (5)		1,058			2,029
Net Interest Income		$62,240			$52,267
Net FTE interest margin (Non-GAAP) (5)			4.29%			3.04%
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
And Results of Operations
For the Three months ended March 31, 2026 and 2025
The following table illustrates the impact of changes in the volume of interest earning assets and interest bearing liabilities and interest rates on net interest income for the periods indicated.

	Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025
	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Interest-bearing deposits in banks	$(978)	$(578)	$(400)
Federal Home Loan Bank stock	(461)	(108)	(353)
Investment securities - taxable	1,917	(2,654)	4,571
Investment securities - non-taxable	(4,618)	(7,134)	2,516
Loans receivable	645	128	517
Total interest income	(3,495)	(10,346)	6,851
Interest Expense
Interest-bearing demand deposits	(1,905)	(394)	(1,511)
Savings and money market savings deposits	(2,644)	(905)	(1,739)
Time deposits	(1,108)	(513)	(595)
Borrowings	(7,351)	(7,749)	398
Repurchase agreements	(183)	(47)	(136)
Subordinated notes	1,001	752	249
Junior subordinated debentures issued to capital trusts	(307)	5	(312)
Total interest expense	(12,497)	(8,851)	(3,646)
Net FTE interest income (Non-GAAP)	9,002	(1,495)	10,497
Less change in FTE adjustments	(971)
Net Interest Income	$9,973

Non-Interest Income

	Three Months Ended
	March 31,	March 31,
(Dollars in Thousands)	2026	2025	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$3,524	$3,208	$316	10%
Wire transfer fees	63	71	(8)	(11)%
Interchange fees	3,373	3,241	132	4%
Fiduciary activities	1,556	1,326	230	17%
Loss on sale of investment securities	—	(407)	407	(100)%
Gain on sale of mortgage loans	1,090	1,076	14	1%
Mortgage servicing income net of impairment	337	385	(48)	(12)%
Increase in cash value of bank owned life insurance	333	335	(2)	(1)%
Other income	967	7,264	(6,297)	(87)%
Total non-interest income	$11,243	$16,499	$(5,256)	(32)%

Total non-interest income decreased $5.3 million, to net income of $11.2 million for the three months ended March 31, 2026 compared to the same period in 2025. The primary components of the change were as follows:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three months ended March 31, 2026 and 2025
Service charges on deposit accounts increased by $0.3 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase is primarily related to higher transaction-based fee activity in the current period.

Fiduciary activities increased $0.2 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase is primarily related to an increase in trust fees in the current period related to increased volume in estate planning and annuity sales.

Other income, which includes various miscellaneous income items as well as fair market value adjustments to certain other assets, decreased by $6.3 million, to $1.0 million for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily related to the pre-tax gain of $7.0 million on the sale of the Company's mortgage warehouse business in the first quarter of 2025, which did not recur.

The remaining changes were nominal amongst the remaining individual non-interest income accounts.

Non-Interest Expense

	Three Months Ended
	March 31,	March 31,
(Dollars in Thousands)	2026	2025	$ Change	% Change
Non-interest Expense
Salaries and employee benefits	$23,187	$22,414	$773	3%
Net occupancy expenses	4,197	3,702	495	13%
Data processing	3,353	2,872	481	17%
Professional fees	929	826	103	13%
Outside services and consultants	2,764	3,265	(501)	(15)%
Loan expense	1,219	689	530	77%
FDIC insurance expense	1,023	1,288	(265)	(21)%
Core deposit intangible amortization	675	816	(141)	(17)%
Merger related expense	—	305	(305)	(100)%
Other losses	192	228	(36)	(16)%
Other expense	3,208	2,901	307	11%
Total non-interest expense	$40,747	$39,306	$1,441	4%

Non-interest expense increased $1.4 million for the three months ended March 31, 2026 compared to the same period in 2025. The primary components of the change were as follows:

Salaries and employee benefits expense increased by $0.8 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase is partially attributable to increased salary expense related to strategic hiring and annual merit increases, partially offset by a lower level of benefit expense compared with the year ago period.

Loan expense increased by $0.5 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase is primarily related to a higher amount of production related expense in the current period and a higher amount of reimbursements in the year ago period.

Net occupancy expenses increased by $0.5 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase is primarily driven by increases in building maintenance expenses in the current period.

Data processing expense increased by $0.5 million for the three months ended March 31, 2026 compared to the same period in 2025. The increase is primarily driven by increases in debit card processing activity and software maintenance.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three months ended March 31, 2026 and 2025

Outside services and consultants expense decreased by $0.5 million for the three months ended March 31, 2026 compared to the same period in 2025. The decrease reflects management's ongoing efforts to reduce the reliance on third party services.

The remaining changes were nominal amongst the remaining individual non-interest expense accounts.

Provision and Allowance for Credit Losses

	Three Months Ended
	March 31, 2026	March 31, 2025
Allowance for Credit Losses on Loans
Balance at beginning of period	$51,299	$51,980
Provision for credit losses on loans	624	1,543
Net loan (charge-offs) recoveries:
Commercial	$(339)	$47
Residential Real estate	(1)	47
Consumer	(286)	(963)
Total net loan (charge-offs) recoveries	$(626)	$(869)
Balance at end of period	$51,297	$52,654

Liability for Unfunded Lending Commitments
Balance at beginning of period	$1,840	$2,149
Provision (benefit) for credit losses on unfunded lending commitments	(233)	(149)
Balance at end of period	$1,607	$2,000
Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments	$52,904	$54,654

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio against various economic backdrops, which periodically change. During the three months ended March 31, 2026, the Company recorded a provision for credit losses on loans of $0.6 million. This compares to a provision for credit losses on loans of $1.5 million compared to the same period in 2025. The decrease in the provision for credit losses on loans when compared to the year ago period was primarily attributable to modest net loan growth and slight changes in the baseline economic outlook. The total provision for credit losses, including the benefit for credit losses on unfunded lending commitments of $0.2 million, was $0.4 million for three months ended March 31, 2026 compared to a provision for credit losses of $1.4 million for the same period in 2025.

For the three months ended March 31, 2026, net loan charge-offs decreased by $0.2 million to $0.6 million, compared to $0.9 million during the same period in 2025. The decrease in charge-offs is due to decreases in charge-offs in the consumer portfolio, as a result of the sale of the indirect auto portfolio, which occurred in 2025.

The Company’s allowance for credit losses as a percentage of period-end loans HFI was 1.05% at March 31, 2026, compared to 1.07% at March 31, 2025.

As of March 31, 2026, the liability for unfunded lending commitments was $1.6 million compared to $2.0 million as of March 31, 2025.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three months ended March 31, 2026 and 2025
Income Taxes

The Company’s income tax expense for the three months ended March 31, 2026 was $6.2 million compared to $4.1 million for the same period in 2025, resulting in effective tax rates of 19.1% and 14.7% for those periods, respectively. The increase in the effective tax rate for three months ended March 31, 2026 was primarily due to expectations of higher pre-tax income in the first quarter of 2026 as compared to 2025, and less exposure to tax preferential assets in the investment portfolio.

The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during the comparable periods primarily due to the effect of tax exempt income from securities, loans, and life insurance policies, and net tax benefits from tax credit investments.

Financial Condition

Total assets increased by $127.6 million, or 2.0%, as of March 31, 2026, from $6.4 billion as of December 31, 2025. The increase in total assets is primarily due to an increase in total cash and cash equivalents of $119.6 million, or 85.8%, and an increase in investment securities available-for-sale of $6.8 million, or 0.8%, and an increase in other assets of $2.2 million, or 1.0%. The increase was partially offset by a decrease in premises and equipment of $2.0 million, or 2.2%.

Total loans HFI, net of ACL, increased $2.0 million, to $4.8 billion, as of March 31, 2026 compared to balances as of December 31, 2025, due to growth in commercial loans that was mostly offset by runoff within the consumer and residential loan portfolios. The company continues to maintain a balanced growth profile across various geographies, products and industries, and holds a diverse lending portfolio consisting primarily of commercial real estate, consumer, residential and commercial and industrial portfolios.

Total deposit balances increased by $146.9 million, or 2.8%, to $5.4 billion as of March 31, 2026 when compared to balances as of December 31, 2025. The increase was driven by a $61.3 million increase in time deposits, a $60.8 million increase in non-interest-bearing demand deposits, and a $52.9 million increase in savings and money market balances, reflecting continued success in core deposit gathering efforts. These increases were partially offset by a $28.1 million decrease in interest-bearing deposits. The Company maintains a granular and tenured deposit base, with a continued focus on core commercial and consumer deposit gathering.

Total borrowings decreased by $22.8 million, or 9.2%, to $225.8 million as of March 31, 2026 when compared to balances as of December 31, 2025, related to a decrease in repurchase agreements.

Total investment securities increased $6.8 million, or 0.8%, to $882.2 million as of March 31, 2026 when compared to balances as of December 31, 2025. During the quarter, the Company purchased approximately $33.4 million of available for sale securities, which was offset by amortization and maturities within the portfolio and changes in market value.

Investment securities are comprised of the following as of (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$15,704	$15,870	$16,837	$16,905
State and municipal	356,413	316,033	353,559	319,665
U.S. government agency mortgage-backed securities	505,173	505,656	489,683	494,174
Corporate notes	48,750	44,609	48,750	44,670
Total available for sale investment securities	$926,040	$882,168	$908,829	$875,414

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three months ended March 31, 2026 and 2025

Credit Quality

The ACL balance at March 31, 2026 was $51.3 million, or 1.05% of period-end loans HFI, compared to an ACL balance of $51.3 million at December 31, 2025, or 1.05% of loans HFI. The ACL was essentially unchanged, due to modest net loan growth and immaterial changes in the baseline economic outlook.

As of March 31, 2026, total non-accrual loans increased by $2.3 million, or 7.2%, from December 31, 2025, to 0.71% of total loans HFI. Total non-performing assets increased $3.4 million, or 8.4%, from December 31, 2025, to 0.67% of total assets.

During the three months ended March 31, 2026, net charge-offs were $0.6 million, or 5 basis points annualized of average loans in the period, a change from $0.9 million, or 7 basis point annualized of average loans in the year ago comparable period.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three months ended March 31, 2026 and 2025

	Credit Quality
	(Dollars in Thousands Except Ratios, Unaudited)
	Quarter Ended
	March 31,	December 31,
	2026	2025
Non-accrual loans
Commercial	$15,761	$14,549
Residential Real estate	10,607	10,087
Consumer	8,416	7,821
Total non-accrual loans	$34,784	$32,457
90 days and greater delinquent - accruing interest	$2,211	$2,489
Total non-performing loans	$36,995	$34,946
Other real estate owned
Commercial	$594	$539
Residential Real estate	631	672
Consumer	1,875	480
Total other real estate owned	$3,100	$1,691

Other non-performing assets (1)	$3,935	$3,991

Total non-performing assets	$44,030	$40,628

Net charge-offs (recoveries)
Commercial	$339	$436
Residential Real estate	1	(25)
Consumer	286	559
Total net charge-offs	$626	$970

Allowance for credit losses
Commercial	$34,997	$35,473
Residential Real estate	3,183	3,183
Consumer	13,117	12,643
Total allowance for credit losses	$51,297	$51,299

Credit quality ratios
Non-accrual loans to HFI loans	0.71%	0.67%
Non-performing assets to total assets	0.67%	0.63%
Annualized net charge-offs of average total loans	0.05%	0.08%
Allowance for credit losses to HFI loans	1.05%	1.05%
Allowance for credit losses to non-performing loans	138.66%	146.80%
(1) Other non-performing assets consist of a single available for sale security placed on non-accrual status in the third quarter of 2025.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three months ended March 31, 2026 and 2025
Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At March 31, 2026, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $1.70 billion in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $1.68 billion at December 31, 2025.
The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $119.6 million during the three months ended March 31, 2026, as reported in the consolidated statements of cash flows. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $20.8 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $17.2 million mainly due to purchases of AFS securities of $33.4 million, which was partially offset by proceeds from maturities, calls and principal repayments of securities available for sale of $17.9 million. Financing activities provided cash of $116.0 million, largely resulting from the proceeds from the net change in deposits of $146.9 million, which was partially offset by cash used in the net change in repurchase agreements of $22.5 million and $8.2 million in dividends paid on common stock, during the three months ended March 31, 2026.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at March 31, 2026. Stockholders’ equity totaled $699.0 million as of March 31, 2026, compared to $688.3 million as of December 31, 2025. The increase in stockholders’ equity during the period was due to an increase in retained earnings related to net income for the quarter of $26.2 million, less cash dividend payments on outstanding common stock of $8.2 million, partially offset by an increase in accumulated other comprehensive loss of $7.7 million.
As of March 31, 2026, the ratio of total stockholders’ equity to total assets is 10.65%. Book value per common share was $13.69, increasing $0.19 compared to December 31, 2025.
Tangible common equity1 totaled $537.3 million at March 31, 2026, and the ratio of tangible common equity to tangible assets1 was 8.39% at March 31, 2026. Tangible book value, which excludes intangible assets from total equity, per common share1 was $10.52, increasing $0.20 compared to December 31, 2025.
Horizon declared common stock dividends in the amount of $0.16 per share during the three months ended March 31, 2026 and $0.16 per share for the same period in 2025. The dividend payout ratio (dividends as a percent of basic earnings per share) was 31.37% and 29.09% for the three months ended March 31, 2026 and 2025, respectively. For additional information regarding dividends, see Horizon’s 2025 Annual Report on Form 10–K.
1 Non-GAAP financial metric. See Non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2026 and 2025
Use of Non-GAAP Financial Measures

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

Non–GAAP Reconciliation of Net Fully-Taxable Equivalent ("FTE") Interest Margin
(Dollars in Thousands, Unaudited)
		Three Months Ended
		March 31, 2026	March 31, 2025

Interest income (GAAP)	(A)	$86,651	$89,175
Taxable-equivalent adjustment:
Investment securities - tax exempt (1)		$677	$1,646
Loan receivable (2)		381	383
Total taxable-equivalent adjustment (3)		$1,058	$2,029
Interest income (non-GAAP)	(B)	$87,709	$91,204
Interest expense (GAAP)	(C)	$24,411	$36,908
Net interest income (GAAP)	(D) =(A) - (C)	$62,240	$52,267
Net FTE interest income (non-GAAP)	(E) = (B) - (C)	$63,298	$54,296
Average interest earning assets	(F)	$5,984,972	$7,234,724
Net FTE interest margin (non-GAAP)	(G) = (E*) / (F)	4.29%	3.04%

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the three months ended March 31, 2026 and 2025

Non–GAAP Reconciliation of Tangible Common Equity to Tangible Assets
(Dollars in Thousands, Unaudited)
		Three Months Ended
		March 31, 2026	December 31, 2025

Total stockholders' equity (GAAP)	(A)	$699,027	$688,251
Intangible assets (end of period)	(B)	161,716	162,391
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$537,311	$525,860

Total assets (GAAP)	(D)	6,564,216	6,436,611
Intangible assets (end of period)	(B)	161,716	162,391
Total tangible assets (non-GAAP)	(E) = (D) - (B)	$6,402,500	$6,274,220

Tangible common equity to tangible assets (Non-GAAP)	(G) = (C) / (E)	8.39%	8.38%

Non–GAAP Reconciliation of Tangible Book Value Per Share
(Dollars in Thousands, Unaudited)
		Three Months Ended
		March 31, 2026	December 31, 2025

Total stockholders' equity (GAAP)	(A)	$699,027	$688,251
Intangible assets (end of period)	(B)	161,716	162,391
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$537,311	$525,860
Common shares outstanding	(D)	51,056,888	50,978,030
Tangible book value per common share (non-GAAP)	(E) = (C) / (D)	$10.52	$10.32

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
The table below shows the modelled effects of an immediate and parallel shift in interest rates on the Company's net interest income profile over a one-year horizon versus the base case net interest income in a flat rate scenario. The simulation model assumes a static balance sheet over that twelve month period, and utilizes various non-maturity interest bearing deposit beta assumptions, based on the underlying products, ranging from 12% to 80% in the disclosed model outputs below. Deposit beta is an estimate for how quickly interest-bearing deposit pricing will change for a given change in interest rates. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results, but rather to provide insight into our current interest rate exposure and to assist in the execution of appropriate asset/liability management strategies. As shown below, the model output would indicate that as of March 31, 2026, the Company's interest-bearing liabilities are projected to reprice at a slightly faster pace than interest-earning assets for the next 100 basis points of declining interest rates.

	March 31, 2026
(Dollars in thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
200 basis points rising	$7,931.0	3.0%
100 basis points rising	6,504.0	2.4%
100 basis points falling	$469.0	0.2%
200 basis points falling	(1,182.0)	(0.4)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of March 31, 2026, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended March 31, 2026, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There have been no material changes from the factors previously disclosed under Item 1A of Horizon's Annual Report on Form 10–K for the fiscal year ended December 31, 2025.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS
(a) Exhibits

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information

Exhibit No.	Description	Location
31.1	Certification of Thomas M. Prame pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of John R. Stewart pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Thomas M. Prame pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.2	Certification of John R. Stewart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended March 31, 2026, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

May 8, 2026	/s/ Thomas M. Prame
Date	Thomas M. Prame
Chief Executive Officer

May 8, 2026	/s/ John R. Stewart
Date	John R. Stewart
Chief Financial Officer