Form 10-Q
period 2026-06-30
HORIZON BANCORP INC /IN/
filed 2026-08-07
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,344,519 shares of Common Stock, no par value, at August 5, 2026.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$72,378	$66,813
Interest-bearing deposits in banks	145,571	72,646
Total cash and cash equivalents	217,949	139,459
Investment securities, held for trading	3,885	3,883
Investment securities, available for sale	897,764	875,414
Loans held for sale	5,147	9,778
Loans, net of allowance for credit losses of $51,921 and $51,299	4,907,199	4,825,243
Premises and equipment, net	90,939	92,805
Federal Home Loan Bank stock	7,418	45,713
Goodwill	155,211	155,211
Other intangible assets	5,829	7,180
Interest receivable	30,377	29,733
Cash value of life insurance	37,410	36,732
Other assets	215,032	215,460
Total assets	$6,574,160	$6,436,611
Liabilities
Deposits
Non-interest bearing	$1,100,355	$1,078,708
Interest bearing	4,299,869	4,196,709
Total deposits	5,400,224	5,275,417
Short and long term borrowings	222,985	248,586
Subordinated notes, net	98,318	98,215
Junior subordinated debentures issued to capital trusts	57,789	57,688
Interest payable	10,862	12,892
Other liabilities	57,793	55,562
Total liabilities	5,847,971	5,748,360
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares	—	—
51,337,019 and 51,217,433 shares issued at June 30, 2026 and December 31, 2025, respectively
Additional paid-in capital	460,610	459,243
Retained earnings	289,594	255,004
Accumulated other comprehensive loss	(24,015)	(25,996)
Total stockholders’ equity	726,189	688,251
Total liabilities and stockholders’ equity	$6,574,160	$6,436,611
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest Income
Interest and fees on loans	$77,740	$78,618	152,844	153,075
Investment securities - taxable	7,248	5,941	14,742	11,980
Investment securities - tax exempt	2,583	6,088	5,127	12,280
Other	937	830	2,445	3,317
Total interest income	88,508	91,477	175,158	180,652
Interest Expense
Deposits	20,479	26,052	40,424	51,653
Short and long term borrowings	1,655	8,171	3,308	17,359
Subordinated notes	1,904	829	3,734	1,658
Junior subordinated debentures issued to capital trusts	980	1,070	1,962	2,360
Total interest expense	25,018	36,122	49,428	73,030
Net Interest Income	63,490	55,355	125,730	107,622
Credit loss expense	916	2,462	1,307	3,838
Net Interest Income after Provision for Credit Losses	62,574	52,893	124,423	103,784
Non-interest Income
Service charges on deposit accounts	3,376	3,208	6,901	6,416
Wire transfer fees	67	69	130	140
Interchange fees	3,595	3,403	6,968	6,644
Fiduciary activities	1,501	1,251	3,057	2,577
Loss on sale of investment securities	—	—	—	(407)
Gain on sale of mortgage loans	1,576	1,219	2,666	2,295
Mortgage servicing income net of impairment	350	375	687	760
Increase in cash value of bank owned life insurance	345	346	678	681
Other income	1,204	1,049	2,171	8,313
Total non-interest income	12,014	10,920	23,258	27,419
Non-interest Expense
Salaries and employee benefits	24,194	22,731	47,381	45,145
Net occupancy expenses	3,698	3,127	7,895	6,829
Data processing	3,631	2,951	6,984	5,823
Professional fees	(64)	735	866	1,561
Outside services and consultants	2,537	3,278	5,301	6,543
Loan expense	1,417	1,231	2,636	1,920
FDIC insurance expense	1,003	1,216	2,026	2,504
Core deposit intangible amortization	675	816	1,350	1,632
Merger related expense	—	—	—	305
Other losses	114	245	306	473
Other expense	6,639	3,087	9,847	5,988
Total non-interest expense	43,844	39,417	84,592	78,723
Income Before Income Taxes	30,744	24,396	63,089	52,480
Income tax expense	5,836	3,752	12,013	7,893
Net Income Available to Common Shareholders	$24,908	$20,644	$51,076	$44,587
Basic Earnings Per Share	$0.49	$0.47	$1.00	$1.02
Diluted Earnings Per Share	$0.49	$0.47	$1.00	$1.01
See accompanying Notes to Condensed Consolidated Financial Statement

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Income	$24,908	$20,644	$51,076	$44,587
Other Comprehensive Income (Loss)
Change in securities:
Unrealized gain (loss) for the period on AFS securities	11,947	1,678	2,034	37
Amortization from transfer of securities from available for sale to held to maturity securities	—	(408)	—	(573)
Reclassification adjustment for securities (gains) losses realized in income	—	—	—	407
Income tax effect	(2,249)	(267)	(53)	27
Unrealized gains (losses) on securities	9,698	1,003	1,981	(102)
Other Comprehensive Income (Loss), Net of Tax	9,698	1,003	1,981	(102)
Comprehensive Income	$34,606	$21,647	$53,057	$44,485
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, April 1, 2025	$—	$—	$360,522	$452,945	$(37,406)	$776,061
Net income	—	—	—	20,644	—	20,644
Other comprehensive income (loss), net of tax	—	—	—	—	1,003	1,003
Amortization of unearned compensation	—	—	387	—	—	387
Net settlement of share awards	—	—	(151)	—	—	(151)
Cash dividends on common stock ($0.16 per share)	—	—	—	(7,092)	—	(7,092)
Balances, June 30, 2025	$—	$—	$360,758	$466,497	$(36,403)	$790,852

Balances, April 1, 2026	$—	$—	$459,799	$272,941	$(33,713)	$699,027
Net income	—	—	—	24,908	—	24,908
Other comprehensive income (loss), net of tax	—	—	—	—	9,698	9,698
Amortization of unearned compensation	—	—	528	—	—	528
Exercise of stock options	—	—	283	—	—	283
Net settlement of share awards	—	—	—	—	—	—
Cash dividends on common stock ($0.16 per share)	—	—	—	(8,255)	—	(8,255)
Balances, June 30, 2026	$—	$—	$460,610	$289,594	$(24,015)	$726,189
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Six Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2025	$—	$—	$363,761	$436,122	$(36,301)	$763,582
Net income	—	—	—	44,587	—	44,587
Other comprehensive income (loss), net of tax	—	—	—	—	(102)	(102)
Amortization of unearned compensation	—	—	846	—	—	846
Net settlement of share awards	—	—	(3,849)	—	—	(3,849)
Cash dividends on common stock ($0.32 per share)	—	—	—	(14,212)	—	(14,212)
Balances, June 30, 2025	$—	$—	$360,758	$466,497	$(36,403)	$790,852

Balances, January 1, 2026	$—	$—	$459,243	$255,004	$(25,996)	$688,251
Net income	—	—	—	51,076	—	51,076
Other comprehensive income (loss), net of tax	—	—	—	—	1,981	1,981
Amortization of unearned compensation	—	—	1,084	—	—	1,084
Exercise of stock options	—	—	283	—	—	283
Cash dividends on common stock ($0.32 per share)	—	—	—	(16,486)	—	(16,486)
Balances, June 30, 2026	$—	$—	$460,610	$289,594	$(24,015)	$726,189
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Six Months Ended
	June 30, 2026	June 30, 2025
Operating Activities
Net income	$51,076	$44,587
Items not requiring (providing) cash
Provision for credit losses	1,307	3,838
Depreciation and amortization	5,376	4,894
Share based compensation	1,084	846
Amortization of mortgage servicing rights	1,104	1,025
Net (accretion of discounts) or amortization of premiums on securities	(1,568)	3,691
Purchases of securities held for trading	(9,633)	—
Proceeds from maturities, calls and principal repayments of securities, held for trading	9,702	—
Loss on sale of investment securities	—	407
Gain on sale of mortgage loans	(2,666)	(2,295)
Net gain on sale of portfolio loans	—	(7,000)
Proceeds from sales of loans	88,122	61,462
Loans originated for sale	(92,508)	(61,796)
Gain on cash value life insurance	(678)	(681)
Gain on other real estate owned	(95)	(69)
Net change in:
Interest receivable	(644)	17
Interest payable	(2,030)	2,870
Other assets	3,230	4,799
Other liabilities	2,751	(21,850)
Net cash provided by operating activities	$53,930	$34,745
Investing Activities
Purchases of securities available for sale	(60,937)	—
Proceeds from sales of securities available for sale	—	4,132
Proceeds from maturities, calls and principal repayments of securities available for sale	42,119	1,140
Proceeds from maturities of securities held to maturity	—	40,647
Net change in interest-earning time deposits	—	735
Redemption of FHLB stock	38,295	8,414
Proceeds from sale of portfolio loans	—	54,990
Net change in loans	(84,072)	(122,916)
Proceeds on the sale of OREO and repossessed assets	1,771	510
Premises and equipment expenditures	(1,889)	(2,504)
Proceeds from bank owned life insurance	—	376
Net cash used in investing activities	$(64,713)	$(14,476)
Financing Activities
Net change in deposits	124,807	99,105
Proceeds from borrowings	156,242	370,000
Repayment of borrowings	(156,411)	(632,005)
Net change in repurchase agreements	(19,189)	5,178
Net settlement of share awards	—	(3,849)
Exercise of stock options	283	—
Dividends paid on common stock	(16,459)	(14,212)
Net cash provided by (used in) financing activities	$89,273	$(175,783)
Net Change in Cash and Cash Equivalents	$78,490	$(155,514)
Cash and Cash Equivalents, Beginning of Period	$139,459	$293,431
Cash and Cash Equivalents, End of Period	$217,949	$137,917
Additional Supplemental Information
Interest paid	$51,458	$70,160
Income taxes paid	254	12,300
Transfer of loans to other real estate and repossessed assets	4,918	1,912
Transfer of held to maturity securities to available for sale	—	4,539
Cash dividends declared, not paid	8,255	7,090
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

Nature of Business and Basis of Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended June 30, 2026 and June 30, 2025 are not necessarily indicative of the operating results for the full year of 2026 or 2025. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of June 30, 2026, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Six Months Ended
(dollar amounts in thousands, except per share)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic earnings per share
Net income	$24,908	$20,644	$51,076	$44,587
Weighted average common shares outstanding	51,082,827	43,794,490	51,036,447	43,785,847
Basic earnings per share	$0.49	$0.47	$1.00	$1.02
Diluted earnings per share
Net income available to common shareholders	24,908	20,644	51,076	44,587
Weighted average common shares outstanding	51,082,827	43,794,490	51,036,447	43,785,847
Effect of dilutive securities:
Restricted stock	218,035	239,518	225,080	207,882
Stock options	4,100	655	3,059	732
Weighted average common shares outstanding	51,304,962	44,034,663	51,264,586	43,994,461
Diluted Earnings per Share	$0.49	$0.47	$1.00	$1.01
There were 20,699 and 22,219 shares for the three and six months ended June 30, 2026 which were not included in the computation of diluted earnings per share because they were non–dilutive. There were 190,772 and 89,728 shares for the three and six months ended June 30, 2025 which were not included in the computation of diluted earnings per share because they were non–dilutive.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Securities
The fair value of available-for-sale securities is as follows.

	June 30, 2026
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$15,695	$—	$15,695	$19	—	$15,714
State and municipal	355,584	—	355,584	4,016	(31,874)	327,726
U.S. government agency mortgage-backed securities	516,897	—	516,897	441	(2,682)	514,656
Corporate notes	42,750	(120)	42,630	—	(2,962)	39,668
Total available for sale investment securities	$930,926	$(120)	$930,806	$4,476	$(37,518)	$897,764

The fair value of trading securities is as follows:

	June 30, 2026	December 31, 2025
Held for Trading
U.S. Treasury, federal agencies, and government sponsored agencies	$3,885	$3,883
State and municipal	—	—
U.S. government agency mortgage-backed securities	—	—
Corporate notes	—	—
Total trading securities	$3,885	$3,883
For the three and six-months ending June 30, 2026, the net gains (losses) on trading securities were determined to be immaterial to the consolidated financial statements.

	December 31, 2025
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$16,837	$—	$16,837	$70	$(2)	$16,905
State and municipal	353,559	—	353,559	2,109	(36,003)	319,665
U.S. government agency mortgage-backed securities	489,683	—	489,683	4,725	(234)	494,174
Corporate notes	48,750	(120)	48,630	—	(3,960)	44,670
Total available for sale investment securities	$908,829	$(120)	$908,709	$6,904	$(40,199)	$875,414

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The amortized cost and fair value of securities available for sale and at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Amortized Cost	Fair Value
Available for sale
Within one year	$15,303	$15,302
One to five years	47,899	46,782
Five to ten years	64,572	61,241
After ten years	286,255	259,783
	414,029	383,108
U.S. government agency mortgage-backed securities	516,897	514,656
Total available for sale investment securities	$930,926	$897,764
The following tables show the gross unrealized losses and the fair value of the Company’s available for sale investments in which an allowance for credit losses were not recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$—	$—	$—	$—
State and municipal	17,421	(625)	182,251	(31,249)	199,672	(31,874)
U.S. government agency mortgage-backed securities	337,008	(2,668)	181	(14)	337,189	(2,682)
Corporate notes	—	—	35,694	(2,056)	35,694	(2,056)
Total available for sale investment securities	$354,429	$(3,293)	$218,126	$(33,319)	$572,555	$(36,612)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$748	$(2)	$748	$(2)
State and municipal	26,804	(725)	200,978	(35,278)	227,782	(36,003)
U.S. government agency mortgage-backed securities	40,547	(221)	200	(13)	40,747	(234)
Corporate notes	—	—	40,799	(2,951)	40,799	(2,951)
Total available for sale investment securities	$67,351	$(946)	$242,725	$(38,244)	$310,076	$(39,190)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of June 30, 2026 and December 31, 2025, the Company had 595 and 836 securities, respectively, with market values below their cost basis. The total fair value of these investments without an allowance at June 30, 2026 and December 31, 2025 was $572.6 million and $310.1 million, which is approximately 64% and 35%, respectively, of the Company's available for sale securities portfolio.
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
The following table details activity in the allowance for credit losses on available for sale debt securities during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Beginning balance	$120	$—	$120	$—
Credit loss expense (benefit)	—	150	—	150
Ending balance	$120	$150	$120	$150
Due to a specific issuer's deferral of principal and interest payments, the Company had placed a corporate debt security with a fair value of $4.1 million on non-accrual status in June 2025 and has recorded a $120 thousand allowance for credit loss.
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
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Beginning balance	$—	$140	$—	$158
Credit loss expense (benefit)	—	2	—	(16)
Ending balance	$—	$142	$—	$142
Accrued interest receivable on available for sale debt securities totaled $5.6 million at June 30, 2026 and $5.3 million at December 31, 2025 and is excluded from the estimate of credit losses. The U.S. government sponsored entities and

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
agencies and mortgage–backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Information regarding securities proceeds, gross gains, and gross losses are presented below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Sales of available for sale securities
Proceeds	$—	$—	$—	$4,132
Gross gains	—	—	—	—
Gross losses	—	—	—	(407)
The tax benefit associated with proceeds from the sale of available-for-sale securities was zero for each of the three month periods ended June 30, 2026 and 2025. For the six month periods ended June 30, 2026 and 2025, the tax benefit was zero and $0.1 million, respectively.
The following table represents the fair value and amortized costs of pledged securities, excluding overnight repurchase agreements.

	June 30, 2026		December 31, 2025
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Pledged securities for borrowing availability at the Federal Reserve	$115,106	$139,797	$114,727	$140,512

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents outstanding loans held for investment by portfolio class, as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Commercial
Owner occupied real estate	$739,571	$699,327
Non–owner occupied real estate	1,643,084	1,669,260
Residential spec homes	15,508	17,741
Development & spec land	47,009	35,535
Commercial and industrial	1,085,009	1,010,545
Total commercial	3,530,181	3,432,408
Real estate
Residential mortgage	727,335	741,477
Residential construction	28,372	30,950
Total real estate	755,707	772,427
Consumer
Direct installment	68,445	77,174
Indirect installment	14,312	19,672
Home equity	590,475	574,861
Total consumer	673,232	671,707
Total loans	4,959,120	4,876,542
Allowance for credit losses	(51,921)	(51,299)
Net loans	$4,907,199	$4,825,243
Total loans include net unearned discounts and deferred loan costs of $6.2 million at June 30, 2026 and $6.8 million at December 31, 2025, respectively.

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

Non–performing Loans

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at June 30, 2026:

	June 30, 2026
	Total Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$5,774	$—	$3,546
Non–owner occupied real estate	3,091	—	1,159
Residential spec homes	—	—	—
Development & spec land	—	—	519
Commercial and industrial	8,978	368	7,253
Total commercial	17,843	368	12,477
Real estate
Residential mortgage	8,454	—	1,485
Residential construction	—	—	—
Total real estate	8,454	—	1,485
Consumer
Direct installment	104	363	—
Indirect installment	590	89	—
Home equity	5,310	1,812	520
Total consumer	6,004	2,264	520
Total	$32,301	$2,632	$14,482

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
There was no interest income recognized on non-accrual loans during the three and six months periods ended June 30, 2026 and 2025, respectively, while the loans were in non-accrual status.
The amount of accrued interest receivable written off by the Company by reversing interest income was not material during the three and six months periods ended June 30, 2026 and 2025, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan at June 30, 2026:

	June 30, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$733,306	$1,541	$2,179	$2,545	$6,265	$739,571
Non–owner occupied real estate	1,639,905	88	—	3,091	3,179	1,643,084
Residential spec homes	15,508	—	—	—	—	15,508
Development & spec land	46,929	80	—	—	80	47,009
Commercial and industrial	1,071,184	3,121	2,952	7,752	13,825	1,085,009
Total commercial	3,506,832	4,830	5,131	13,388	23,349	3,530,181
Real estate
Residential mortgage	717,135	—	6,275	3,925	10,200	727,335
Residential construction	28,372	—	—	—	—	28,372
Total real estate	745,507	—	6,275	3,925	10,200	755,707
Consumer
Direct installment	66,894	813	306	432	1,551	68,445
Indirect installment	12,272	1,422	300	318	2,040	14,312
Home equity	578,100	5,139	2,679	4,557	12,375	590,475
Total consumer	657,266	7,374	3,285	5,307	15,966	673,232
Total	$4,909,605	$12,204	$14,691	$22,620	$49,515	$4,959,120

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
Modified Loans
The following tables detail the amortized cost at June 30, 2026 of loans that were modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and the amortized cost at June 30, 2025, of loans that were modified to borrowers experiencing financial difficulty during the three and six months periods ended June 30, 2025:

	Three Months Ended June 30, 2026
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$9	$—	$—	$—	$9	—%
Non-owner occupied real estate	—	—	—	—	—	—%
Development spec & land	—	—	—	—	—	—%
Commercial and industrial	486	—	—	—	486	0.01%
Total	$495	$—	$—	$—	$495	0.01%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Six Months Ended June 30, 2026
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$9	$—	$4,596	$—	$4,605	0.09%
Non-owner occupied real estate	399	—	—	—	399	0.01%
Development spec & land	519	—	—	—	519	0.01%
Commercial and industrial	1,129	—	—	—	1,129	0.02%
Total	$2,056	$—	$4,596	$—	$6,652	0.13%

	Three Months Ended June 30, 2025
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$500	$—	$—	$—	$500	0.07%
Non-owner occupied real estate	—	—	—	—	—	—%
Development spec & land	—	—	—	—	—	—%
Commercial and industrial	877	—	—	1,545	2,422	0.25%
Total	$1,377	$—	$—	$1,545	$2,922	0.06%

	Six Months Ended June 30, 2025
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment
Commercial
Owner occupied real estate	$500	$—	$425	$—	$925	0.13%
Non-owner occupied real estate	421	—	—	—	421	0.03%
Development spec & land	523	—	—	—	523	2.41%
Commercial and industrial	1,253	—	416	1,545	3,214	0.33%
Total	$2,697	$—	$841	$1,545	$5,083	0.10%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the financial impacts of loan modifications and payment deferrals, as applicable, during the three and six months periods ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	12	—%	0	—%
Non-owner occupied real estate	0	—%	0	—%
Development spec & land	0	—%	0	—%
Commercial and industrial	14	—%	0	—%

	Six Months Ended June 30, 2026
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (Int Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	12	—%	20	—%
Non-owner occupied real estate	6	—%	0	—%
Development spec & land	6	—%	0	—%
Commercial and industrial	12	—%	0	—%

	Three Months Ended June 30, 2025
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	6	—%	0	—%
Non-owner occupied real estate	0	—%	0	—%
Development spec & land	0	—%	0	—%
Commercial and industrial	10	—%	0	Weighted average term extension of 36 months & weighted average interest rate reduction of 1.73%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Six Months Ended June 30, 2025
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (Int Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)

Commercial
Owner occupied real estate	6	—%	6	—%
Non-owner occupied real estate	14	—%	0	—%
Development spec & land	18	—%	0	—%
Commercial and industrial	10	—%	6	Weighted average term extension of 36 months & weighted average interest rate reduction of 1.73%
The financial impacts of the modifications did not significantly impact our determination of the allowance for credit losses during the periods presented above.

The following table presents the amortized cost basis at June 30, 2026 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	June 30, 2026
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$3,256	$—	$1,825	$5,081
Non-owner occupied real estate	399	—	—	399
Development spec & land	519	—	—	519
Commercial and industrial	2,908	—	—	2,908
Total	$7,082	$—	$1,825	$8,907

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
On an ongoing basis, we monitor the performance of all modified loans according to their modified terms. The amortized cost of modified loans that had a payment default during the three months ended June 30, 2026 and June 30, 2025 and that were modified within the previous 12 months was zero . For the six months ended June 30, 2026 and June 30, 2025, the previously reported $1.8 million and $2.8 million in defaulted receivables, respectively, were made current during the

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
second quarter. For purposes of this disclosure, the Company defines “default” as being 30 days or more past due of contractual interest or principal.
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
The tables below present the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses, at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Real Estate	Accounts Receivable/ Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$5,141	$633	$—	$5,774	$139
Non–owner occupied real estate	2,423	490	178	3,091	12
Development & spec land	519	—	—	519	—
Commercial and industrial	1,490	7,208	280	8,978	955
Total commercial	9,573	8,331	458	18,362	1,106
Real estate
Residential mortgage	1,485	—	—	1,485	—
Total real estate	1,485	—	—	1,485	—
Consumer
Home equity	925	—	—	925	215
Total consumer	925	—	—	925	215
Total collateral dependent loans	$11,983	$8,331	$458	$20,772	$1,321

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
As of June 30, 2026, the Company had a carrying value of $4.7 million of repossessed assets. As of June 30, 2026, the Company had a recorded net investment of $2.0 million of residential mortgage and home equity loans in which foreclosure proceedings have commenced. Repossessed assets are a component of other assets within the condensed consolidated balance sheet.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at June 30, 2026.

	Term Loans by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$44,562	$110,682	$93,120	$80,182	$71,726	$211,998	$78,015	$17,284	$707,569
Special Mention	—	—	523	—	—	9,063	2,314	—	11,900
Substandard	573	—	6,233	9,170	1,649	2,028	399	50	20,102
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$45,135	$110,682	$99,876	$89,352	$73,375	$223,089	$80,728	$17,334	$739,571
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non–owner occupied real estate
Pass	$64,149	$207,593	$193,774	$171,619	$224,775	$490,454	$233,650	$16,166	$1,602,180
Special Mention	—	—	—	826	28,048	4,659	—	—	33,533
Substandard	—	490	2,067	3,667	585	495	67	—	7,371
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$64,149	$208,083	$195,841	$176,112	$253,408	$495,608	$233,717	$16,166	$1,643,084
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential spec homes
Pass	$—	$2,708	$236	$—	$—	$—	$7,139	$5,425	$15,508
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$2,708	$236	$—	$—	$—	$7,139	$5,425	$15,508
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Development & spec land
Pass	$9,888	$3,814	$766	$649	$1,056	$2,480	$26,485	$1,352	$46,490
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	519	—	519
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$9,888	$3,814	$766	$649	$1,056	$2,480	$27,004	$1,352	$47,009
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$135,093	$238,098	$161,443	$61,723	$94,663	$93,653	$48,549	$213,513	$1,046,735
Special Mention	—	854	1,227	533	34	—	9,890	7,675	20,213
Substandard	—	5,701	2,703	5,187	171	1,967	1,195	1,137	18,061
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$135,093	$244,653	$165,373	$67,443	$94,868	$95,620	$59,634	$222,325	$1,085,009
Gross charge-offs during period	$4	$110	$963	$262	$—	$11	$9	$—	$1,359
Total commercial	$254,265	$569,940	$462,092	$333,556	$422,707	$816,797	$408,222	$262,602	$3,530,181

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Term Loans by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$45,194	$61,923	$64,158	$83,239	$134,449	$329,918	$—	$—	$718,881
Non–performing	—	—	682	1,744	2,520	3,508	—	—	8,454
Total residential mortgage	$45,194	$61,923	$64,840	$84,983	$136,969	$333,426	$—	$—	$727,335
Gross charge-offs during period	$—	$—	$119	$543	$137	$321	$—	$—	$1,121

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$28,372	$—	$28,372
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$28,372	$—	$28,372
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total real estate	$45,194	$61,923	$64,840	$84,983	$136,969	$333,426	$28,372	$—	$755,707

	Term Loans by Origination Year
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$3,082	$6,304	$4,824	$41,583	$4,255	$6,574	$7	$1,349	$67,978
Non–performing	—	1	14	409	12	31	—	—	467
Total direct installment	$3,082	$6,305	$4,838	$41,992	$4,267	$6,605	$7	$1,349	$68,445
Gross charge-offs during period	$2	$45	$51	$56	$8	$32	$11	$6	$211

Indirect installment
Performing	$—	$—	$193	$2,813	$7,258	$3,369	$—	$—	$13,633
Non–performing	—	—	2	126	353	198	—	—	679
Total indirect installment	$—	$—	$195	$2,939	$7,611	$3,567	$—	$—	$14,312
Gross charge-offs during period	$—	$—	$24	$264	$411	$252	$—	$—	$951

Home equity
Performing	$16,394	$11,406	$8,863	$14,046	$10,507	$8,633	$35,917	$477,587	$583,353
Non–performing	—	253	288	705	526	141	5,209	—	7,122
Total home equity	$16,394	$11,659	$9,151	$14,751	$11,033	$8,774	$41,126	$477,587	$590,475
Gross charge-offs during period	$—	$—	$—	$4	$33	$17	$332	$60	$446
Total consumer	$19,476	$17,964	$14,184	$59,682	$22,911	$18,946	$41,133	$478,936	$673,232

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at December 31, 2025.

	Term Loans by Origination Year
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$103,721	$90,288	$83,508	$75,503	$61,816	$167,595	$69,454	$14,592	$666,477
Special Mention	900	5,013	—	—	1,375	6,258	2,343	—	15,889
Substandard	—	3,706	9,421	1,674	—	2,110	—	50	16,961
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$104,621	$99,007	$92,929	$77,177	$63,191	$175,963	$71,797	$14,642	$699,327
Gross charge-offs during period	$316	$502	$—	$50	$—	$49	$36	$—	$953

Non–owner occupied real estate
Pass	$195,568	$192,570	$152,602	$230,638	$133,516	$400,187	$306,632	$14,609	$1,626,322
Special Mention	490	—	1,304	28,267	—	5,771	—	—	35,832
Substandard	—	2,163	3,686	609	—	580	68	—	7,106
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$196,058	$194,733	$157,592	$259,514	$133,516	$406,538	$306,700	$14,609	$1,669,260
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential spec homes
Pass	$4,896	$294	$—	$—	$—	$—	$5,329	$7,222	$17,741
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$4,896	$294	$—	$—	$—	$—	$5,329	$7,222	$17,741
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Development & spec land
Pass	$3,892	$816	$3,096	$746	$1,021	$1,813	$22,669	$986	$35,039
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	496	—	496
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$3,892	$816	$3,096	$746	$1,021	$1,813	$23,165	$986	$35,535
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$273,848	$193,508	$74,420	$102,213	$53,264	$52,660	$48,648	$172,692	$971,253
Special Mention	1,229	690	781	547	33	300	10,386	10,921	24,887
Substandard	2,027	2,073	6,490	82	32	1,578	1,001	1,122	14,405
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$277,104	$196,271	$81,691	$102,842	$53,329	$54,538	$60,035	$184,735	$1,010,545
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total commercial	$586,571	$491,121	$335,308	$440,279	$251,057	$638,852	$467,026	$222,194	$3,432,408

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

Note 4 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three and six months ended June 30, 2026 and 2025:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended June 30, 2026
	Commercial	Real Estate	Consumer	Total
Balance, beginning of period	$34,997	$3,183	$13,117	$51,297
Credit loss expense (recovery)	1,420	(180)	(11)	1,229
Charge-offs	(658)	(594)	(686)	(1,938)
Recoveries	363	549	421	1,333
Balance, end of period	$36,122	$2,958	$12,841	$51,921

	Six Months Ended June 30, 2026
	Commercial	Real Estate	Consumer	Total
Balance, beginning of period	$35,473	$3,183	$12,643	$51,299
Credit loss expense (reversal)	1,283	(178)	748	1,853
Charge–offs	(1,359)	(1,121)	(1,608)	(4,088)
Recoveries	725	1,074	1,058	2,857
Balance, end of period	$36,122	$2,958	$12,841	$51,921

	Three Months Ended June 30, 2025
	Commercial	Real Estate	Consumer	Total
Balance, beginning of period	$32,640	$3,167	$16,847	$52,654
Credit loss expense (recovery)	1,857	114	28	1,999
Charge-offs	(144)	(425)	(879)	(1,448)
Recoveries	60	373	761	1,194
Balance, end of period	$34,413	$3,229	$16,757	$54,399

	Six Months Ended June 30, 2025
	Commercial	Real Estate	Consumer	Total
Balance, beginning of period	$30,953	$2,715	$18,312	$51,980
Credit loss expense (reversal)	3,497	519	(474)	3,542
Charge–offs	(152)	(427)	(2,332)	(2,911)
Recoveries	115	422	1,251	1,788
Balance, end of period	$34,413	$3,229	$16,757	$54,399

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the accrued interest on our loan portfolio was $24.4 million and $23.7 million, respectively.
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

	Three Months Ended
	June 30, 2026			June 30, 2025
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$915	$(175)	$740	$1,132	$411	$1,543
Real Estate	78	(8)	70	72	27	99
Consumer	614	(130)	484	796	(127)	669
Total	$1,607	$(313)	$1,294	$2,000	$311	$2,311

	Six Months Ended
	June 30, 2026			June 30, 2025
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$1,068	$(328)	$740	$1,385	$158	$1,543
Real Estate	92	(22)	70	61	38	99
Consumer	680	(196)	484	703	(34)	669
Total	$1,840	$(546)	$1,294	$2,149	$162	$2,311
Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.39 billion and $1.41 billion at June 30, 2026 and December 31, 2025.

Activity for mortgage servicing rights and the related impairment allowance were as follows:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Mortgage servicing rights
Balances, beginning of period	$17,271	$17,933	$17,534	$18,195
Servicing rights capitalized	469	337	785	582
Amortization of servicing rights	(525)	(518)	(1,104)	(1,025)
Ending balance	17,215	17,752	17,215	17,752
Impairment allowance
Beginning balance	—	—	—	—
Additions	—	—	—	—
Reductions	—	—	—	—
Ending balance	—	—	—	—
Mortgage servicing rights, net	$17,215	$17,752	$17,215	$17,752

Fair value, beginning of period	$18,025	18,811	$17,547	$19,766
Fair value, end of period	18,206	18,251	18,206	18,251

Fair value at June 30, 2026 was determined using a discounted cash flow analysis with the discount rates ranging from 8.5% to 11.0% and prepayment speeds ranging from 6.0% to 13.2%, depending on the stratification of the specific type. Fair value at June 30, 2025 was determined using a discounted cash flow analysis with discount rates ranging from 9.0% to 11.5% and prepayment speeds ranging from 5.8% to 12.5%, depending on the stratification of the specific type.

Note 6 – Goodwill

The carrying amount of goodwill was $155.2 million as of June 30, 2026 and December 31, 2025, respectively. There were no changes in the carrying amount of goodwill for the six months ended June 30, 2026 and 2025. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

No goodwill impairment charges were recorded for the six months ended June 30, 2026 and 2025.
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
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	June 30, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. government agency mortgage-backed securities	69,278	—	—	—	69,278
Total Repurchase Agreements	$69,278	$—	$—	$—	$69,278
Repurchase Agreements subject to offsetting arrangements					—

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. government agency mortgage-backed securities	88,468	—	—	—	88,468
Total Repurchase Agreements	$88,468	$—	$—	$—	$88,468
Repurchase Agreements subject to offsetting arrangements					—

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $75.8 million and $90.7 million at June 30, 2026 and December 31, 2025, respectively.

Note 8 – Subordinated Notes

On August 29, 2025, Horizon completed the offering and sale of $100.0 million in aggregate principal amount of its 7.000% Fixed-to-Floating Rate Subordinated Notes due 2035 (the “2035 Notes”). The 2035 Notes were issued by Horizon at a price equal to 100% of their face amount. Horizon used the net proceeds from the offering for general corporate purposes, including in support of the repositioning of its balance sheet, and to redeem approximately $56.5 million in aggregate principal amount of its 5.625% fixed-to-floating rate subordinated notes due 2030, which was completed on October 1, 2025. The 2035 Notes will bear interest at a fixed interest rate of 7.000% per annum until September 15, 2030, after which time the interest rate will reset quarterly to a floating rate equal to a benchmark rate, which is expected to be the then current three-month term Secured Overnight Financing Rate (SOFR) plus 360 basis points until the 2035 Notes' maturity on September 15, 2035. The 2035 Notes are redeemable by Horizon, in whole or in part, on any interest payment date on or after September 15, 2030, and at any time upon the occurrence of certain events, subject to the receipt of the approval of the Board of Governors of the Federal Reserve System to the extent then required under applicable laws or regulations, including capital regulations. The 2035 Notes are intended to qualify as Tier 2 capital of the Company for regulatory capital purposes.
The total balance, net of unamortized issuance costs, of the 2035 Notes was $98.3 million and $98.2 million at June 30, 2026 and December 31, 2025, respectively. Total unamortized debt issuance costs were $1.7 million and $1.8 million at June 30, 2026 and December 31, 2025, respectively.
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
To mitigate the impact of interest rate fluctuations on fair value, the Company previously entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. The Company also previously utilized fair value hedges to hedge investment securities, converting the fixed rate security to a variable rate. Changes in fair value of both the hedge instruments and the underlying loan and security agreements are recorded as gains or losses in interest income. During the year ended December 31, 2024, the Company terminated the fair value hedges on loans and securities, recording a deferred gain of $2.3 million on the loan termination that will be accreted into interest income over the remaining life of the underlying loans, and a mark-to-market adjustment of $0.3 million that was recorded in non-interest income on the termination of the fair value hedges against investment securities. The remaining accretion on the loans was $1.4 million at June 30, 2026.
During the year ended December 31, 2025, the Company entered into interest rate swap agreements designated as fair value hedges of interest rate risk associated with certain fixed-rate investment securities. The swaps are intended to hedge changes in fair value attributable to fluctuations in that benchmark rate. Changes to fair value hedges on mortgage-backed securities are recorded as gains or losses in interest income. The hedged items consist of mortgage-backed securities which are located in the 'Investment securities, available for sale' line item on the consolidated balance sheet. The hedge relationship fair value is recorded in the "other assets" line item on the condensed consolidated balance sheet. The hedge relationships had stated maturities ranging from March 27, 2040 to March 27, 2042.
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

The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At June 30, 2026, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

Changes in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of our derivative financial instruments utilized by the Company on a gross basis for the periods indicated.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Asset Derivatives		Liability Derivatives
	June 30, 2026		June 30, 2026
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts – fair value hedges	$115,894	$2,087	$—	$—
Total derivatives designated as hedging instruments	115,894	2,087	—	—

Derivatives not designated as hedging instruments
Interest rate contracts - customer accommodation	$437,133	$13,895	$437,133	$13,895
Mortgage loan contracts	—	—	22,428	54
Commitments to originate mortgage loans	5,931	77	—	—
Total derivatives not designated as hedging instruments	443,064	13,972	459,561	13,949

Total derivatives subject to enforceable master netting arrangements, gross	$558,958	$16,059	$459,561	$13,949
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$558,958	$16,059	$459,561	$13,949

	Asset Derivatives		Liability Derivatives
	December 31, 2025		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedges	$121,542	$307	$—	$—
Total derivatives designated as hedging instruments	121,542	307	—	—
Derivatives not designated as hedging instruments
Interest rate contracts - customer accommodation	$460,276	$13,658	$460,276	$13,658
Mortgage loan contracts	—	—	11,254	14
Commitments to originate mortgage loans	3,644	94	—	—
Total derivatives not designated as hedging instruments	463,920	13,752	471,530	13,672

Total derivatives subject to enforceable master netting arrangements, gross	$585,462	$14,059	$471,530	$13,672
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$585,462	$14,059	$471,530	$13,672

While the Company is party to master netting arrangements with most of its swap derivative counterparties, the Company has elected to not offset derivative assets and liabilities under these agreements on its consolidated balance sheets.
Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums, and usually consists of marketable securities. At June 30, 2026, the Company did not pledge any marketable securities as collateral.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The effect of the derivative and the hedged item in fair value hedging relationships on the condensed consolidated statements of income for three and six month periods ended June 30, 2026 and June 30, 2025 is as follows:

	Location of gain (loss) recognized on derivative and Hedge item	Amount of Gain (Loss) Recognized on Derivative and Hedged Item
		Three Months Ended		Six Months Ended
		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedge	Interest income - investment securities	1,236	—	2,089	—
Hedged item		(1,236)	—	(2,087)	—
Total		$—	$—	$2	$—
The effect of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and six month periods ended June 30, 2026 and June 30, 2025 is as follows:

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Six Months Ended
		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Derivative not designated as hedging relationship
Mortgage loan contracts	Non-interest income-gain (loss) on sale of loans	$49	$(66)	$(17)	$443
Commitments to originate mortgage loans	Non-interest income-gain (loss) on sale of loans	(59)	(101)	(40)	(146)
Total		$(10)	$(167)	$(57)	$297

The following tables summarize the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	Amortized Cost of Hedged Items		Cumulative Hedge Accounting Basis Adjustments
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Available-for-Sale Debt Securities	$118,434	$122,442	$(2,087)	$(307)

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
Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended June 30, 2026. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	June 30, 2026
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$15,714	$—	$15,714	$—
State and municipal	327,726	—	327,726	—
U.S. government agency mortgage-backed securities	514,656	—	514,656	—
Corporate notes	39,668	—	35,694	3,974
Total available for sale securities	897,764	—	893,790	3,974
Equity securities in other assets	9,004	9,004	—	—
Held for trading securities	3,885	3,885	—	—
Interest rate swap agreements asset	15,982	—	15,982	—
Commitments to originate mortgage loans	77	—	77	—
Liabilities:
Interest rate swap agreements liability	(13,895)	—	(13,895)	—

	December 31, 2025
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$16,905	$—	$16,905	$—
State and municipal	319,665	—	319,665	—
U.S. government agency mortgage-backed securities	494,174	—	494,174	—
Corporate notes	44,670	—	40,799	3,871
Total available for sale securities	875,414	—	871,543	3,871
Equity securities in other assets	7,871	7,871	—	—
Held for trading securities	3,883	—	3,883	—
Interest rate swap agreements asset	13,965	—	13,965	—
Commitments to originate mortgage loans	94	—	94	—
Liabilities:
Mortgage loan contracts	(14)	—	(14)	—
Interest rate swap agreements liability	(13,658)	—	(13,658)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Level 3 recurring fair value measurements:
As of June 30, 2026, the Company has one Level 3 fair value measurement, an available‑for‑sale corporate debt security, which was transferred from Level 2 to Level 3 in 2025 due to increased reliance on significant unobservable inputs used in the discounted cash flow model. These valuation inputs primarily relate to expected cash flow timing, credit assumptions, and the discount rate applied to those cash flows. At the time of transfer, the security had an amortized cost of $5 million and the Company recognized an initial allowance for credit losses $150 thousand and an initial write down of $2.1 million; the fair value at the transfer date is reflected within "Transfers into Level 3". The following table presents the changes in fair value for assets classified within Level 3 of the fair value hierarchy as of June 30, 2026 and December 31, 2025:

Level 3 instruments at fair value	June 30, 2026	December 31, 2025
Fair value beginning of year	$3,871	$—
Transfers into Level 3 (at fair value on transfer date)	—	2,787
Total gains/(losses) included in earnings (subsequent ACL change - AFS securities)	—	30
Total gains/(losses) included in OCI	103	1,054
Ending balance – June 30, 2026	$3,974	$3,871

Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Collateral dependent loans	$464	$—	$—	$464
December 31, 2025
Collateral dependent loans	$7,429	$—	$—	$7,429
Collateral Dependent Loans: For loans identified as collateral dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.
The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	June 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$464	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	20.5%-42.9% (39.4%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at June 30, 2026 and December 31, 2025. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

	June 30, 2026
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$72,378	$72,378	$—	$—
Interest- bearing deposits in banks	145,571	145,571	—	—
Cash and cash equivalents	217,949	217,949	—	—
Loans held for sale	5,147	—	5,147	—
Loans, net	4,907,199	—	—	4,792,136
Stock in FHLB	7,418	—	7,418	—
Interest receivable	30,377	—	30,377	—
Liabilities
Non-interest bearing deposits	$1,100,355	$1,100,355	$—	$—
Interest bearing deposits	4,299,869	3,195,553	1,100,694	—
Borrowings	222,985	—	223,026	—
Subordinated notes	98,318	—	101,398	—
Junior subordinated debentures issued to capital trusts	57,789	—	53,501	—
Interest payable	10,862	—	10,862	—

	December 31, 2025
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$66,813	$66,813	$—	$—
Interest- bearing deposits in banks	72,646	72,646	—	—
Cash and cash equivalents	139,459	139,459	—	—
Loans held for sale	9,778	—	9,778	—
Loans, net	4,825,243	—	—	4,695,231
Stock in FHLB	45,713	—	45,713	—
Interest receivable	29,733	—	29,733	—
Liabilities
Non-interest bearing deposits	$1,078,708	$1,078,708	$—	$—
Interest bearing deposits	4,196,709	3,094,231	1,100,237	—
Borrowings	248,586	—	248,580	—
Subordinated notes	98,215	—	98,835	—
Junior subordinated debentures issued to capital trusts	57,688	—	51,468	—
Interest payable	12,892	—	12,892	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 12 – Stockholders' Equity
The components of accumulated other comprehensive loss, net of tax included in capital are as follows:
Accumulated Other Comprehensive Income (Loss)

	June 30, 2026	December 31, 2025
Unrealized gain (loss) on securities available for sale	$(24,015)	$(25,996)
Total accumulated other comprehensive income (loss)	$(24,015)	$(25,996)
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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of June 30, 2026 and December 31, 2025, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the second quarter of 2026 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.
On March 19, 2026, the federal banking regulators issued three proposals to modernize the regulatory capital framework for banks of all sizes. The federal banking agencies stated the proposals would streamline capital requirements and better align regulatory capital with risk while maintaining the safety and soundness of the banking system. The proposals are intended to be the final phase of the Basel capital reforms. Comments on the proposals were due by June 18, 2026. The Company's management continues to evaluate the impact of these proposals on the Company, the Bank, and its business, financial condition, and results of operations.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents Horizon and the Bank’s actual and required capital ratios as of June 30, 2026 and December 31, 2025:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total capital (to risk-weighted assets)(1)
Consolidated	$799,214	15.02%	$425,716	8.00%	$558,752	10.50%	N/A	N/A
Bank	720,864	13.60%	423,902	8.00%	556,371	10.50%	$529,877	10.00%
Tier 1 capital (1) (to risk-weighted assets)
Consolidated	647,685	12.17%	319,287	6.00%	452,323	8.50%	N/A	N/A
Bank	667,651	12.60%	317,926	6.00%	450,396	8.50%	423,902	8.00%
Common equity tier 1 capital (1) (to risk-weighted assets)
Consolidated	589,896	11.09%	239,465	4.50%	372,502	7.00%	N/A	N/A
Bank	667,651	12.60%	238,445	4.50%	370,914	7.00%	344,420	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	647,685	10.17%	254,648	4.00%	254,648	4.00%	N/A	N/A
Bank	667,651	10.52%	253,752	4.00%	253,752	4.00%	317,190	5.00%
(1) As defined by regulatory agencies

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital (to risk-weighted assets)(1)
Consolidated	$762,541	14.36%	$424,791	8.00%	$557,538	10.50%	N/A	N/A
Bank	687,316	12.99%	423,209	8.00%	555,461	10.50%	529,011	10.00%
Tier 1 capital (1) (to risk-weighted assets)
Consolidated	611,186	11.51%	318,593	6.00%	451,340	8.50%	N/A	N/A
Bank	634,176	11.99%	317,407	6.00%	449,659	8.50%	423,209	8.00%
Common equity tier 1 capital (1) (to risk-weighted assets)
Consolidated	553,498	10.42%	238,945	4.50%	371,692	7.00%	N/A	N/A
Bank	634,176	11.99%	238,055	4.50%	370,308	7.00%	343,857	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	611,186	9.55%	256,006	4.00%	256,006	4.00%	N/A	N/A
Bank	634,176	9.94%	255,282	4.00%	255,282	4.00%	319,103	5.00%
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
The following table represents the commitments to extend credit and standby letters of credit as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026	December 31, 2025
Commitments to extend credit	$1,058,286	$1,124,850
Standby letters of credit	18,762	22,274
Total	$1,077,048	$1,147,124

Litigation Accrual Contingent Liability
On June 24, 2026, a jury returned a civil verdict against the Company's subsidiary, Horizon Bank (the "Bank"), in a lawsuit stemming related to the repossession and credit reporting of a single vehicle financed through the Company's former indirect automobile lending business. The jury awarded total damages approaching $3.0 million, including punitive damages.
During the second quarter of 2026, the Company recorded a pre-tax litigation expense and corresponding litigation accrual of $3.1 million related to this matter. The Company strongly disagrees with the verdict and intends to challenge the decision via an appeal process. The accrual will be maintained pending the resolution of the appeal process. The Company does not anticipate any broader exposure related to this matter.
The Company discontinued originating indirect auto finance loans in 2023 and exited a significant majority of its remaining credit exposure in 2024. The Company does not view this event as a disruption to its core community bank model.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2026 and 2025
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
•the aggregate effects of elevated inflation levels in recent years, and continued inflation levels remaining above the Federal Reserve's 2% target;
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
And Results of Operations
For the Three and Six months ended June 30, 2026 and 2025
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2026 and 2025
Results of Operations

Net Income

Net Income increased $4.3 million, to $24.9 million, or $0.49 per diluted share, during the three months ended June 30, 2026 when compared to net income of $20.6 million, or $0.47 per diluted share, for the same period in 2025. The increase in net income when compared with the prior year period is the primary driven by an increase in net interest income of $8.1 million, a decrease in provision expense of $1.5 million and an increase in non-interest income of $1.1 million. The increase was partially offset by an increase in non-interest expense of $4.4 million, driven primarily by the $3.1 million legal charge in the current period, and an increase in tax expense of $2.1 million.

Net income increased $6.5 million to $51.1 million, or $1.00 per diluted share, during the six months ended June 30, 2026 when compared to $44.6 million, or $1.01 per share, for the same period in 2025. The increase from the year ago period was primarily a result of an increase in net interest income of $18.1 million and a decrease in provision expense of $2.5 million. The increase was partially offset by an increase in non-interest expense of $5.9 million, a decrease in non-interest income of $4.2 million and an increase in tax expense of $4.1 million.

Net Interest Income

Net interest income increased $8.1 million, or 14.7% during the three months ended June 30, 2026, to $63.5 million, when compared to the same period in 2025. While average earning assets decreased, owed to the balance sheet repositioning and deleveraging efforts in the third quarter of 2025, the reported net FTE interest margin1 increased by 114 basis points, to 4.37% for the three months ended June 30, 2026 compared to the prior year period, driven by the favorable mix shift toward higher-yielding average interest earning assets, and the funding mix toward lower cost deposit liabilities. Additionally, securities yields have expanded while deposit costs have declined when compared with the comparable year ago period.

Net interest income increased $18.1 million during the six months ended June 30, 2026, to $125.7 million when compared to the same period in 2025. While average earning asset balances decreased, owed to the balance sheet repositioning and deleveraging efforts in the third quarter of 2025, the reported net FTE interest margin1 increased by 119 basis points, to 4.33% for the six months ended June 30, 2026 when compared to the prior year period. The primary driver of the increase in net interest income compared with the prior year period is attributable to the favorable mix shift in both higher-yielding average interest earning assets, and the funding mix toward lower cost deposit liabilities. Additionally, loan and security yields have expanded while deposit costs have declined when compared with the comparable year ago period.

1Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2026 and 2025
Following are the average balance sheets for the three months ended (dollars in thousands):

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Three Months Ended
	June 30, 2026			June 30, 2025
	Average Balance (6)	Interest(5)	Average Rate	Average Balance (6)	Interest(5)	Average Rate
Assets
Interest earning assets
Interest earning deposits (incl. Fed Funds Sold)	$101,650	$936	3.69%	$72,993	$830	4.56%
Federal Home Loan Bank stock(1)	15,834	259	6.56%	45,412	1,075	9.49%
Investment securities - taxable (2)	584,471	6,990	4.80%	959,238	4,866	2.03%
Investment securities - non-taxable (2)	314,064	3,270	4.18%	1,100,731	7,707	2.81%
Total investment securities	898,535	10,260	4.58%	2,059,969	12,573	2.45%
Loans receivable (3) (4)	4,916,799	78,140	6.37%	4,947,093	79,000	6.41%
Total interest earning assets	$5,932,818	89,595	6.06%	$7,125,467	93,478	5.26%
Non-interest earning assets
Cash and due from banks	71,692			86,316
Allowance for credit losses	(51,106)			(52,560)
Other assets	535,339			472,175
Total average assets	$6,488,743			$7,631,398

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing demand deposits	$1,627,013	$5,011	1.24%	$1,727,713	$6,803	1.58%
Saving and money market deposits	1,484,771	5,981	1.62%	1,651,866	8,200	1.99%
Time deposits	1,116,139	9,488	3.41%	1,233,582	11,049	3.59%
Total Deposits	4,227,923	20,480	1.94%	4,613,161	26,052	2.27%
Borrowings	150,118	1,435	3.83%	847,862	7,777	3.68%
Repurchase agreements	67,494	219	1.30%	88,058	394	1.79%
Subordinated notes	98,279	1,904	7.77%	55,785	829	5.96%
Junior subordinated debentures issued to capital trusts	57,758	980	6.81%	57,550	1,070	7.46%
Total interest bearing liabilities	4,601,572	25,018	2.18%	5,662,416	36,122	2.56%
Non-interest bearing liabilities
Demand deposits	1,117,113			1,114,982
Accrued interest payable and other liabilities	55,032			64,465
Stockholders' equity	715,026			789,535
Total average liabilities and stockholders' equity	$6,488,743			$7,631,398
Net FTE interest income (Non-GAAP) (5)		$64,577			$57,356
Less FTE adjustments (5)		1,087			2,001
Net Interest Income		$63,490			$55,355
Net FTE interest margin (Non-GAAP) (5)			4.37%			3.23%
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
And Results of Operations
For the Three and Six months ended June 30, 2026 and 2025
Following are the average balance sheets for the six months ended (dollars in thousands):

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Six Months Ended
	June 30, 2026			June 30, 2025
	Average Balance (6)	Interest(5)	Average Rate	Average Balance (6)	Interest(5)	Average Rate
Assets
Interest earning assets
Interest earning deposits (incl. Fed Funds Sold)	133,192	2,445	3.70%	147,656	3,317	4.53%
Federal Home Loan Bank stock(1)	30,691	809	5.32%	48,573	2,086	8.66%
Investment securities - taxable (2)	582,817	13,933	4.82%	966,632	9,894	2.06%
Investment securities - non-taxable (2)	316,656	6,490	4.13%	1,110,436	15,544	2.82%
Total investment securities	899,473	20,423	4.58%	2,077,068	25,438	2.47%
Loans receivable (3) (4)	4,895,395	153,627	6.33%	4,906,496	153,840	6.32%
Total interest earning assets	5,958,751	177,304	6.00%	7,179,793	184,681	5.19%
Non-interest earning assets
Cash and due from banks	69,859			87,460
Allowance for credit losses	(51,161)			(52,214)
Other assets	534,556			477,949
Total average assets	$6,512,005			$7,692,988

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing demand deposits	1,632,580	9,598	1.19%	1,739,017	13,295	1.54%
Saving and money market deposits	1,480,133	11,599	1.58%	1,663,165	16,463	2.00%
Time deposits	1,134,708	19,227	3.42%	1,223,043	21,895	3.61%
Total Deposits	4,247,421	40,424	1.92%	4,625,225	51,653	2.25%
Borrowings	150,174	2,855	3.83%	909,338	16,550	3.67%
Repurchase agreements	72,407	453	1.26%	88,262	809	1.85%
Subordinated notes	98,255	3,734	7.66%	55,768	1,658	6.00%
Junior subordinated debentures issued to capital trusts	57,732	1,962	6.85%	57,524	2,360	8.27%
Total interest bearing liabilities	4,625,989	49,428	2.15%	5,736,117	73,030	2.57%
Non-interest bearing liabilities
Demand deposits	1,117,520			1,100,485
Accrued interest payable and other liabilities	57,181			71,463
Stockholders' equity	711,315			784,923
Total average liabilities and stockholders' equity	$6,512,005			$7,692,988
Net FTE interest income (Non-GAAP) (5)		127,876			111,651
Less FTE adjustments (5)		2,146			4,029
Net Interest Income		$125,730			$107,622
Net FTE interest margin (Non-GAAP) (5)			4.33%			3.14%
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025			Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Interest-bearing deposits in banks	$106	$284	$(178)	$(872)	$(304)	$(568)
Federal Home Loan Bank stock	(816)	(553)	(263)	(1,277)	(623)	(654)
Investment securities - taxable	2,124	(2,473)	4,597	4,039	(5,121)	9,160
Investment securities - non-taxable	(4,437)	(7,106)	2,669	(9,054)	(14,226)	5,172
Loans receivable	(860)	(483)	(377)	(213)	(348)	135
Total interest income	(3,883)	(10,330)	6,447	(7,377)	(20,622)	13,245
Interest Expense
Interest-bearing demand deposits	(1,792)	(378)	(1,414)	(3,697)	(774)	(2,923)
Savings and money market savings deposits	(2,219)	(774)	(1,445)	(4,863)	(1,684)	(3,179)
Time deposits	(1,561)	(1,017)	(544)	(2,668)	(1,533)	(1,135)
Borrowings	(6,342)	(6,657)	315	(13,695)	(14,389)	694
Repurchase agreements	(175)	(80)	(95)	(356)	(129)	(227)
Subordinated notes	1,075	769	306	2,076	1,521	555
Junior subordinated debentures issued to capital trusts	(90)	4	(94)	(398)	9	(407)
Total interest expense	(11,104)	(8,134)	(2,970)	(23,601)	(16,979)	(6,622)
Net FTE interest income (Non-GAAP)	7,221	(2,196)	9,417	16,224	(3,643)	19,867
Less change in FTE adjustments	(914)			(1,884)
Net Interest Income	$8,135			$18,108

Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,	June 30,			June 30,	June 30,
(Dollars in Thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$3,376	$3,208	$168	5.2%	$6,901	$6,416	$485	7.6%
Wire transfer fees	67	69	(2)	(2.9)%	130	140	(10)	(7.1)%
Interchange fees	3,595	3,403	192	5.6%	6,968	6,644	324	4.9%
Fiduciary activities	1,501	1,251	250	20.0%	3,057	2,577	480	18.6%
Loss on sale of investment securities	—	—	—	—%	—	(407)	407	(100.0)%
Gain on sale of mortgage loans	1,576	1,219	357	29.3%	2,666	2,295	371	16.2%
Mortgage servicing income net of impairment	350	375	(25)	(6.7)%	687	760	(73)	(9.6)%
Increase in cash value of bank owned life insurance	345	346	(1)	(0.3)%	678	681	(3)	(0.4)%
Other income	1,204	1,049	155	14.8%	2,171	8,313	(6,142)	(73.9)%
Total non-interest income	$12,014	$10,920	$1,094	10.0%	$23,258	$27,419	$(4,161)	(15.2)%

Total non-interest income increased $1.1 million, to net income of $12.0 million for the three months ended June 30, 2026 compared to the same period in 2025, and decreased $4.2 million for the six months ended June 30, 2026 compared to the same period in 2025. The primary components of the change were as follows:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2026 and 2025
Service charges on deposit accounts increased by $0.2 million for the three months ended June 30, 2026 compared to the same period in 2025, and increased $0.5 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase is primarily related to higher transaction-based fee activity in the current period.

Interchange fees increased $0.2 million for the three months ended June 30, 2026 compared to the same period in 2025, and increased by $0.3 million for the six months ended June 30, 2026, as compared to the same periods in 2025. The increase was primarily driven by increases in merchant and debit card fees.

Fiduciary activities increased $0.2 million for the three months ended June 30, 2026 compared to the same period in 2025, and increased $0.5 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase is primarily related to an increase in trust fees in the current period related to increased volume in estate planning and annuity sales.

Gain on sale of mortgage loans increased $0.4 million for the three months ended June 30, 2026 compared to the same period in 2025, and increased $0.4 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase is primarily driven by the increased volume of sold loans.

Other income, which includes various miscellaneous income items as well as fair market value adjustments to certain other assets, increased by $0.2 million for the three months ended June 30, 2026 compared to the same period in 2025 and decreased by $6.1 million for the six months ended June 30, 2026. The decrease was primarily related to the pre-tax gain of $7.0 million on the sale of the Company's mortgage warehouse business in the first quarter of 2025, which did not recur.

The remaining changes were nominal amongst the remaining individual non-interest income accounts.

Non-Interest Expense

	Three Months Ended				Six Months Ended
	June 30,	June 30,			June 30,	June 30,
(Dollars in Thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Non-interest Expense
Salaries and employee benefits	$24,194	$22,731	$1,463	6.4%	$47,381	$45,145	$2,236	5.0%
Net occupancy expenses	3,698	3,127	571	18.3%	7,895	6,829	1,066	15.6%
Data processing	3,631	2,951	680	23.0%	6,984	5,823	1,161	19.9%
Professional fees	(64)	735	(799)	(108.7)%	866	1,561	(695)	(44.5)%
Outside services and consultants	2,537	3,278	(741)	(22.6)%	5,301	6,543	(1,242)	(19.0)%
Loan expense	1,417	1,231	186	15.1%	2,636	1,920	716	37.3%
FDIC insurance expense	1,003	1,216	(213)	(17.5)%	2,026	2,504	(478)	(19.1)%
Core deposit intangible amortization	675	816	(141)	(17.3)%	1,350	1,632	(282)	(17.3)%
Merger related expense	—	—	—	—%	—	305	(305)	(100.0)%
Other losses	114	245	(131)	(53.5)%	306	473	(167)	(35.3)%
Other expense	6,639	3,087	3,552	115.1%	9,847	5,988	3,859	64.4%
Total non-interest expense	$43,844	$39,417	$4,427	11.2%	$84,592	$78,723	$5,869	7.5%

Non-interest expense increased $4.4 million for the three months ended June 30, 2026 compared to the same period in 2025, and increased $5.9 million for the six months ended June 30, 2026 compared to the same period in 2025. The primary components of the change were as follows:

Salaries and employee benefits expense increased by $1.5 million for the three months ended June 30, 2026 compared to the same period in 2025, and increased $2.2 million for the six months ended June 30, 2026 compared to the same period

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2026 and 2025
in 2025. The increase is partially attributable to increased salary expense related to strategic hiring and annual merit increases, partially offset by a lower level of benefit expense compared with the year ago period.

Net occupancy expenses increased by $0.6 million for the three months ended June 30, 2026 compared to the same period in 2025, and increased by $1.1 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase is primarily driven by increases in building maintenance expenses in the current period.

Data processing expense increased by $0.7 million for the three months ended June 30, 2026 compared to the same period in 2025, and increased by $1.2 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase is primarily driven by increases in debit card processing activity and software maintenance.

Loan expense increased by $0.2 million for the three months ended June 30, 2026 compared to the same period in 2025, and increased by $0.7 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase is primarily related to a higher amount of production related expense in the current period and a higher amount of reimbursements in the year ago period.

Professional fees decreased by $0.8 million for the three months ended June 30, 2026 compared to the same period in 2025, and decreased by $0.7 million for the six months ended June 30, 2026 compared to the same period in 2025. The decrease is primarily related to a reimbursement of previously incurred legal fees and an overall reduction in gross expenses in the current period.

Outside services and consultants expense decreased by $0.7 million for the three months ended June 30, 2026 compared to the same period in 2025, and decreased $1.2 million for the six months ended June 30, 2026 compared to the same period in 2025. The decrease reflects management's ongoing efforts to reduce the reliance on third party services.

Other expenses, which includes corporate and other service expenses, increased by $3.6 million for the three months ended June 30, 2026 compared to the same period in 2025, and increased by $3.9 million for the six months ended June 30, 2026 compared to the same period in 2025. During the second quarter of 2026, the Company recorded a pre-tax expense accrual of $3.1 million related to a lawsuit stemming from 2018 related to a unique circumstance involving the repossession and credit reporting of a single vehicle financed through our legacy indirect auto business, as previously announced. The accrual will remain in place until the Company has finalized the appeal process.

The remaining changes were nominal amongst the remaining individual non-interest expense accounts.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2026 and 2025
Provision and Allowance for Credit Losses

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Allowance for Credit Losses on Loans
Balance at beginning of period	$51,297	$52,654	$51,299	$51,980
Provision for credit losses on loans	1,229	1,999	1,853	3,542
Net loan (charge-offs) recoveries:
Commercial	$(295)	$(84)	$(634)	$(37)
Residential Real estate	(45)	(52)	(47)	(5)
Consumer	(265)	(118)	(550)	(1,081)
Total net loan (charge-offs) recoveries	$(605)	$(254)	$(1,231)	$(1,123)
Balance at end of period	$51,921	$54,399	$51,921	$54,399

Liability for Unfunded Lending Commitments
Balance at beginning of period	$1,607	$2,000	$1,840	$2,149
Provision (benefit) for credit losses on unfunded lending commitments	(313)	311	(546)	162
Balance at end of period	$1,294	$2,311	$1,294	$2,311
Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments	$53,215	$56,710	$53,215	$56,710

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio against various economic backdrops, which periodically change. During the three months ended June 30, 2026, the Company recorded a provision for credit losses on loans of $1.2 million. This compares to a provision for credit losses on loans of $2.0 million compared to the same period in 2025. The decrease in the provision for credit losses on loans compared to the prior-year period was primarily driven by a reduction in forecasted credit losses related to changes in economic assumptions, partially offset by increases in specific reserves on certain loans. The total provision for credit losses, including the reduction in reserve for unfunded lending commitments of $0.3 million in the current period, was $0.9 million for three months ended June 30, 2026, compared to a provision for credit losses of $2.5 million for the same period in 2025.

For the three months ended June 30, 2026, net loan charge-offs increased by $0.4 million to $0.6 million, compared to $0.3 million during the same period in 2025. The increase in charge-offs is due to modest increases in charge-offs in the commercial and consumer portfolios during the current period.

The Company’s allowance for credit losses as a percentage of period-end loans HFI was 1.05% at June 30, 2026, compared to 1.09% at June 30, 2025.

As of June 30, 2026, the liability for unfunded lending commitments was $1.3 million compared to $2.3 million as of June 30, 2025.

Income Taxes

The Company’s income tax expense for the three months ended June 30, 2026 was $5.8 million compared to $3.8 million for the same period in 2025, resulting in effective tax rates of 19.0% and 15.4% for those periods, respectively. The Company’s income tax expense for the six months ended June 30, 2026 was $12.0 million compared to $7.9 million for the same period in 2025, resulting in effective tax rates of 19.0% and 15.0%, respectively. The increase in the effective tax rate for three months ended June 30, 2026 was primarily due to expectations of higher pre-tax income in 2026 as compared to 2025, and less exposure to tax preferential assets in the investment portfolio.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2026 and 2025
The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during the comparable periods primarily due to the effect of tax exempt income from securities, loans, and life insurance policies, and net tax benefits from tax credit investments.

Financial Condition

Total assets increased by $137.5 million, or 2.14%, as of June 30, 2026, from $6.4 billion as of December 31, 2025. The increase in total assets is primarily due to an increase in total cash and cash equivalents of $78.5 million, or 56.28%, and an increase in investment securities available-for-sale of $22.4 million, or 2.55%. The increase was partially offset by a decrease in FHLB stock of $38.3 million, or 83.77%, and a decrease in loans held for sale of $4.6 million, or 47.36%,

Total loans HFI, net of ACL, increased $82.0 million, to $4.9 billion, as of June 30, 2026 compared to balances as of December 31, 2025, due to growth in commercial loans that was partially offset by runoff within the consumer loan portfolio. The company continues to maintain a balanced growth profile across various geographies, products and industries, and holds a diverse lending portfolio consisting primarily of commercial real estate, consumer, residential and commercial and industrial portfolios.

Total investment securities increased $22.4 million, or 2.55%, to $897.8 million as of June 30, 2026 when compared to balances as of December 31, 2025. During the first six months of 2026, the Company purchased approximately $60.9 million of available for sale securities, which was offset by amortization and maturities within the portfolio and changes in market value.

Total deposit balances increased by $124.8 million, or 2.37%, to $5.4 billion as of June 30, 2026 when compared to balances as of December 31, 2025. The increase was driven by a $76.8 million increase in savings and money market deposits, reflecting continued success in core deposit gathering efforts, a $24.5 million increase in interest bearing deposits and a $21.6 million increase in non-interest bearing deposits. The Company maintains a granular and tenured deposit base, with a continued focus on core commercial and consumer deposit gathering.

Total borrowings decreased by $25.6 million, or 10.30%, to $223.0 million as of June 30, 2026 when compared to balances as of December 31, 2025, related to a decrease in repurchase agreements.

Investment securities are comprised of the following as of (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$15,695	$15,714	$16,837	$16,905
State and municipal	355,584	327,726	353,559	319,665
U.S. government agency mortgage-backed securities	516,897	514,656	489,683	494,174
Corporate notes	42,750	39,668	48,750	44,670
Total available for sale investment securities	$930,926	$897,764	$908,829	$875,414

Credit Quality

The ACL balance at June 30, 2026 was $51.9 million, or 1.05% of period-end loans HFI, compared to an ACL balance of $51.3 million at December 31, 2025, or 1.05% of loans HFI. The increase in the ACL is primarily due to net loan growth and an increase in specific reserves on select commercial loans.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2026 and 2025
As of June 30, 2026, total non-accrual loans decreased by $0.2 million, or 0.48%, from December 31, 2025, to 0.65% of total loans HFI. Total non-performing assets increased $3.1 million, or 7.54%, from December 31, 2025, to 0.66% of total assets.

During the six months ended June 30, 2026, net charge-offs were $1.2 million, or 5 basis points annualized of average loans in the period, a change from $1.1 million, or 5 basis point annualized of average loans in the year ago comparable period.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2026 and 2025

	Credit Quality
	(Dollars in Thousands Except Ratios, Unaudited)
	Quarter Ended
	June 30,	December 31,
	2026	2025
Non-accrual loans
Commercial	$17,843	$14,549
Residential Real estate	8,454	10,087
Consumer	6,004	7,821
Total non-accrual loans	$32,301	$32,457
90 days and greater delinquent - accruing interest	$2,632	$2,489
Total non-performing loans	$34,933	$34,946
Other real estate owned
Commercial	$463	$539
Residential Real estate	570	672
Consumer	3,633	480
Total other real estate owned	$4,666	$1,691

Other non-performing assets (1)	$4,094	$3,991

Total non-performing assets	$43,693	$40,628

Net charge-offs (recoveries)
Commercial	$295	$436
Residential Real estate	45	(25)
Consumer	265	559
Total net charge-offs	$605	$970

Allowance for credit losses
Commercial	$36,122	$35,473
Residential Real estate	2,958	3,183
Consumer	12,841	12,643
Total allowance for credit losses	$51,921	$51,299

Credit quality ratios
Non-accrual loans to HFI loans	0.65%	0.67%
Non-performing assets to total assets	0.66%	0.63%
Annualized net charge-offs of average total loans	0.05%	0.08%
Allowance for credit losses to HFI loans	1.05%	1.05%
Allowance for credit losses to non-performing loans	148.63%	146.80%
(1) Other non-performing assets consist of a single available for sale security placed on non-accrual status in the third quarter of 2025.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Six months ended June 30, 2026 and 2025
Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At June 30, 2026, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $1.72 billion in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $1.68 billion at December 31, 2025.
The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $78.5 million during the six months ended June 30, 2026, as reported in the consolidated statements of cash flows. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $53.9 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $64.7 million mainly due to a net change in loans of $84.1 million and purchases of AFS securities of $60.9 million, which was partially offset by proceeds from maturities, calls and principal repayments of securities available for sale of $42.1 million and the redemption of FHLB stock of $38.3 million. Financing activities provided cash of $89.3 million, largely resulting from the proceeds from proceeds from borrowing of $156.2 million and the net change in deposits of $124.8 million, which was partially offset by the repayment of borrowings of $156.4 million, cash used in the net change in repurchase agreements of $19.2 million and $16.5 million in dividends paid on common stock, during the six months ended June 30, 2026.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at June 30, 2026. Stockholders’ equity totaled $726.2 million as of June 30, 2026, compared to $688.3 million as of December 31, 2025. The increase in stockholders’ equity during the period was due to an increase in retained earnings of $37.9 million for the six months ended June 30, 2026, and a decrease in accumulated other comprehensive loss of $2.0 million.
As of June 30, 2026, the ratio of total stockholders’ equity to total assets is 11.05%. Book value per common share was $14.21, increasing $0.71 compared to December 31, 2025.
Tangible common equity1 totaled $565.1 million at June 30, 2026, and the ratio of tangible common equity to tangible assets1 was 8.81% at June 30, 2026. Tangible book value, which excludes intangible assets from total equity, per common share1 was $11.06, increasing $0.74 compared to December 31, 2025.
Horizon declared common stock dividends in the amount of $0.16 per share during the three months ended June 30, 2026 and $0.16 per share for the same period in 2025. The dividend payout ratio (dividends as a percent of basic earnings per share) was 32% and 31% for the six months ended June 30, 2026 and 2025, respectively. For additional information regarding dividends, see Horizon’s 2025 Annual Report on Form 10–K.
1 Non-GAAP financial metric. See Non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the six months ended June 30, 2026 and 2025
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

Non–GAAP Reconciliation of Net Fully-Taxable Equivalent ("FTE") Interest Margin
(Dollars in Thousands, Unaudited)
		Three Months Ended		Six Months Ended
		June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Interest income (GAAP)	(A)	$88,508	$91,477	$175,158	$180,652
Taxable-equivalent adjustment:
Investment securities - tax exempt (1)		$685	$1,619	$1,363	$3,264
Loan receivable (2)		402	382	783	765
Total taxable-equivalent adjustment (3)		$1,087	$2,001	$2,146	$4,029
Interest income (non-GAAP)	(B)	$89,595	$93,478	$177,304	$184,681
Interest expense (GAAP)	(C)	$25,018	$36,122	$49,428	$73,030
Net interest income (GAAP)	(D) =(A) - (C)	$63,490	$55,355	$125,730	$107,622
Net FTE interest income (non-GAAP)	(E) = (B) - (C)	$64,577	$57,356	$127,875	$111,651
Average interest earning assets	(F)	$5,932,818	$7,125,467	$5,958,751	$7,179,793
Net FTE interest margin (non-GAAP)	(G) = (E*) / (F)	4.37%	3.23%	4.33%	3.14%

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the six months ended June 30, 2026 and 2025

Non–GAAP Reconciliation of Tangible Common Equity to Tangible Assets
(Dollars in Thousands, Unaudited)
		Three Months Ended
		June 30, 2026	June 30, 2025

Total stockholders' equity (GAAP)	(A)	$726,189	$790,852
Intangible assets (end of period)	(B)	161,040	163,803
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$565,149	$627,049

Total assets (GAAP)	(D)	6,574,160	7,652,051
Intangible assets (end of period)	(B)	161,040	163,803
Total tangible assets (non-GAAP)	(E) = (D) - (B)	$6,413,120	$7,488,248

Tangible common equity to tangible assets (Non-GAAP)	(G) = (C) / (E)	8.81%	8.37%

Non–GAAP Reconciliation of Tangible Book Value Per Share
(Dollars in Thousands, Unaudited)
		Three Months Ended
		June 30, 2026	June 30, 2025

Total stockholders' equity (GAAP)	(A)	$726,189	$790,852
Intangible assets (end of period)	(B)	161,040	163,803
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$565,149	$627,049
Common shares outstanding	(D)	51,093,048	43,801,507
Tangible book value per common share (non-GAAP)	(E) = (C) / (D)	$11.06	$14.32

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk management focuses on monitoring and maintaining variances in the Company's net interest income profile due to changes in interest rates to within Board-approved policy limits. The Company primarily uses earnings simulation models to expose net interest income to 12- and 24- month sensitivities to various movements in rates. Simulations are modeled quarterly to include scenarios where market rates change instantaneously up or down in a parallel or non-parallel manner, which account for the periodic changes in the balance sheet composition. For further discussion of the Company’s market risk, see the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s 2025 Annual Report on Form 10-K.
The table below shows the modelled effects of an immediate and parallel shift in interest rates on the Company's net interest income profile over a one-year horizon versus the base case net interest income in a flat rate scenario. The simulation model assumes a static balance sheet over that twelve month period, and utilizes various non-maturity interest bearing deposit beta assumptions, based on the underlying products, ranging from 12% to 80% in the disclosed model outputs below. Deposit beta is an estimate for how quickly interest-bearing deposit pricing will change for a given change in interest rates. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results, but rather to provide insight into our current interest rate exposure and to assist in the execution of appropriate asset/liability management strategies. As shown below, the model output would indicate that as of June 30, 2026, the Company's interest-earning assets are projected to reprice at a slightly faster pace than interest-bearing liabilities for the next 100 basis points change in interest rates.

	June 30, 2026
(Dollars in thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
200 basis points rising	$8,474.0	3.2%
100 basis points rising	6,777.0	2.6%
100 basis points falling	$(156.0)	(0.1)%
200 basis points falling	(2,311.0)	(0.9)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of June 30, 2026, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended June 30, 2026, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS
(a) Exhibits

HORIZON BANCORP, INC. AND SUBSIDIARIES
Part II – Other Information

Exhibit No.	Description	Location
31.1	Certification of Thomas M. Prame pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of John R. Stewart pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Thomas M. Prame pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.2	Certification of John R. Stewart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended June 30, 2026, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

August 7, 2026	/s/ Thomas M. Prame
Date	Thomas M. Prame
Chief Executive Officer

August 7, 2026	/s/ John R. Stewart
Date	John R. Stewart
Chief Financial Officer