Form 10-Q
period 2026-09-30
HORIZON BANCORP INC /IN/
filed 2026-11-06
CIK 706129

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 51,347,804 shares of Common Stock, no par value, at November 4, 2026.

HORIZON BANCORP, INC.
FORM 10–Q
INDEX

PART I – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Cash and due from banks	$84,222	$66,813
Interest-bearing deposits in banks	120,965	72,646
Federal funds sold	5,113	—
Total cash and cash equivalents	210,300	139,459
Investment securities, held for trading	3,979	3,883
Investment securities, available for sale	857,429	875,414
Loans held for sale	3,523	9,778
Loans, net of allowance for credit losses of $52,310 and $51,299	4,953,669	4,825,243
Premises and equipment, net	92,129	92,805
Federal Home Loan Bank stock	7,418	45,713
Goodwill	155,211	155,211
Other intangible assets	5,209	7,180
Interest receivable	27,344	29,733
Cash value of life insurance	37,799	36,732
Other assets	237,135	215,460
Total assets	$6,591,145	$6,436,611
Liabilities
Deposits
Non-interest bearing	$1,109,178	$1,078,708
Interest bearing	4,372,196	4,196,709
Total deposits	5,481,374	5,275,417
Short and long term borrowings	174,575	248,586
Subordinated notes, net	98,366	98,215
Junior subordinated debentures issued to capital trusts	57,838	57,688
Interest payable	6,487	12,892
Other liabilities	73,202	55,562
Total liabilities	5,891,842	5,748,360
Commitments and contingent liabilities
Stockholders’ Equity
Preferred stock, Authorized, 1,000,000 shares, Issued 0 shares	—	—
Common stock, no par value, Authorized 99,000,000 shares	—	—
51,344,519 and 51,217,433 shares issued at September 30, 2026 and December 31, 2025, respectively
Additional paid-in capital	461,298	459,243
Retained earnings	310,017	255,004
Accumulated other comprehensive loss	(72,012)	(25,996)
Total stockholders’ equity	699,303	688,251
Total liabilities and stockholders’ equity	$6,591,145	$6,436,611
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest Income
Interest and fees on loans	$79,580	$79,561	232,424	232,637
Investment securities - taxable	7,426	6,631	22,168	18,611
Investment securities - tax exempt	2,570	4,581	7,697	16,861
Other	1,493	2,063	3,938	5,380
Total interest income	91,069	92,836	266,227	273,489
Interest Expense
Deposits	21,365	25,726	61,789	77,379
Short and long term borrowings	1,655	5,924	4,963	23,283
Subordinated notes	1,898	1,731	5,632	3,389
Junior subordinated debentures issued to capital trusts	992	1,069	2,954	3,429
Total interest expense	25,910	34,450	75,338	107,480
Net Interest Income	65,159	58,386	190,889	166,009
Credit loss expense	1,300	(3,572)	2,607	266
Net Interest Income after Provision for Credit Losses	63,859	61,958	188,282	165,743
Non-interest Income
Service charges on deposit accounts	3,518	3,474	10,418	9,890
Wire transfer fees	65	71	195	211
Interchange fees	3,537	3,510	10,505	10,154
Fiduciary activities	1,465	1,363	4,522	3,940
Loss on sale of investment securities	(8)	(299,132)	(8)	(299,538)
Gain on sale of mortgage loans	2,125	1,208	4,791	3,503
Mortgage servicing income net of impairment	246	351	934	1,111
Increase in cash value of bank owned life insurance	385	379	1,063	1,060
Other income	597	(6,558)	2,768	1,756
Total non-interest income	11,930	(295,334)	35,188	(267,913)
Non-interest Expense
Salaries and employee benefits	24,233	22,698	71,614	67,843
Net occupancy expenses	3,701	3,321	11,596	10,149
Data processing	3,377	2,933	10,361	8,757
Professional fees	631	808	1,497	2,369
Outside services and consultants	2,619	3,844	7,920	10,387
Loan expense	1,505	1,237	4,140	3,157
FDIC insurance expense	680	1,345	2,706	3,849
Core deposit intangible amortization	620	706	1,970	2,338
Merger related expense	—	—	—	305
Prepayment penalties	—	12,680	—	12,680
Other losses	308	131	615	605
Other expense	3,838	3,249	13,685	9,239
Total non-interest expense	41,512	52,952	126,104	131,678
Income Before Income Taxes	34,277	(286,328)	97,366	(233,848)
Income tax expense	5,610	(64,338)	17,623	(56,444)
Net Income Available to Common Shareholders	$28,667	$(221,990)	$79,743	$(177,404)
Basic Earnings Per Share	$0.56	$(4.69)	$1.56	$(3.94)
Diluted Earnings Per Share	$0.56	$(4.69)	$1.55	$(3.94)
See accompanying Notes to Condensed Consolidated Financial Statement

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollar Amounts in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Income (Loss)	$28,667	$(221,990)	$79,743	$(177,404)
Other Comprehensive Income (Loss)
Change in fair value of cash flow hedges:
Change in fair value of cash flow hedges for the period	(2,963)	—	(2,963)	—
Reclassification adjustment for net (gains) losses realized in income	(180)	—	(180)	—
Income tax effect	761	—	761	—
Changes from cash flow hedges	(2,382)	—	(2,382)	—
Change in securities:
Unrealized gain (loss) for the period on AFS securities	(58,597)	(294,472)	(56,563)	(294,433)
Amortization from transfer of securities from available for sale to held to maturity securities	—	(1,820)	—	(2,395)
Reclassification adjustment for securities (gains) losses realized in income	8	299,132	8	299,538
Income tax effect	12,974	(712)	12,921	(684)
Unrealized gains (losses) on securities	(45,615)	2,128	(43,634)	2,026
Other Comprehensive Income (Loss), Net of Tax	(47,997)	2,128	(46,016)	2,026
Comprehensive Income (Loss)	$(19,330)	$(219,862)	$33,727	$(175,378)
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, July 1, 2025	$—	$—	$360,759	$466,496	$(36,403)	$790,852
Net income (loss)	—	—	—	(221,990)	—	(221,990)
Other comprehensive income (loss), net of tax	—	—	—	—	2,128	2,128
Amortization of unearned compensation	—	—	317	—	—	317
Net settlement of share awards	—	—	(292)	—	—	(292)
Issuance of common stock ($7,138,050 shares), net of expenses	—	—	97,950	—	—	97,950
Cash dividends on common stock ($0.16 per share)	—	—	—	(8,194)	—	(8,194)
Balances, September 30, 2025	$—	$—	$458,734	$236,312	$(34,275)	$660,771

Balances, July 1, 2026	$—	$—	$460,610	$289,594	$(24,015)	$726,189
Net income (loss)	—	—	—	28,667	—	28,667
Other comprehensive income (loss), net of tax	—	—	—	—	(47,997)	(47,997)
Amortization of unearned compensation	—	—	285	—	—	285
Exercise of stock options	—	—	403	—	—	403
Cash dividends on common stock ($0.16 per share)	—	—	—	(8,244)	—	(8,244)
Balances, September 30, 2026	$—	$—	$461,298	$310,017	$(72,012)	$699,303
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(Dollar Amounts in Thousands, Except Per Share Data)

	Nine Months Ended
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2025	$—	$—	$363,761	$436,122	$(36,301)	$763,582
Net income (loss)	—	—	—	(177,404)	—	(177,404)
Other comprehensive income (loss), net of tax	—	—	—	—	2,026	2,026
Amortization of unearned compensation	—	—	1,164	—	—	1,164
Net settlement of share awards	—	—	(4,141)	—	—	(4,141)
Issuance of common stock ($7,138,050 shares), net of expenses	—	—	97,950	—	—	97,950
Cash dividends on common stock (0.48 per share)	—	—	—	(22,406)	—	(22,406)
Balances, September 30, 2025	$—	$—	$458,734	$236,312	$(34,275)	$660,771

Balances, January 1, 2026	$—	$—	$459,243	$255,004	$(25,996)	$688,251
Net income (loss)	—	—	—	79,743	—	79,743
Other comprehensive income (loss), net of tax	—	—	—	—	(46,016)	(46,016)
Amortization of unearned compensation	—	—	1,369	—	—	1,369
Exercise of stock options	—	—	686	—	—	686
Cash dividends on common stock ($0.48 per share)	—	—	—	(24,730)	—	(24,730)
Balances, September 30, 2026	$—	$—	$461,298	$310,017	$(72,012)	$699,303
See accompanying Notes to Condensed Consolidated Financial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Operating Activities
Net income	$79,743	$(177,404)
Items not requiring (providing) cash
Provision for credit losses	2,607	266
Depreciation and amortization	7,769	9,645
Share based compensation	1,369	1,164
Amortization of mortgage servicing rights	1,728	1,555
Net (accretion of discounts) or amortization of premiums on securities	(2,440)	(1,177)
Purchases of securities held for trading	(14,592)	(598)
Proceeds from maturities, calls and principal repayments of securities, held for trading	14,602	—
Loss on sale of investment securities	8	299,538
Gain on sale of mortgage loans	(4,791)	(3,503)
Net gain on sale of portfolio loans	—	324
Proceeds from sales of loans	145,777	114,280
Loans originated for sale	(155,024)	(114,614)
Gain on cash value life insurance	(1,063)	(1,060)
Gain (loss) on other real estate owned	6	(77)
Net change in:
Interest receivable	2,389	10,989
Interest payable	(6,405)	1,258
Other assets	(6,844)	(72,995)
Other liabilities	18,453	(21,933)
Net cash provided by operating activities	$83,292	$45,658
Investing Activities
Purchases of securities available for sale	(108,199)	(583,455)
Proceeds from sales of securities available for sale	5,493	1,409,870
Proceeds from maturities, calls and principal repayments of securities available for sale	64,080	32,284
Proceeds from maturities of securities held to maturity	—	63,783
Net change in interest-earning time deposits	—	735
Purchase of FHLB stock	—	(301)
Redemption of FHLB stock	38,295	8,414
Proceeds from sale of portfolio loans	—	228,892
Net change in loans	(127,918)	(131,826)
Proceeds on the sale of OREO and repossessed assets	3,208	623
Premises and equipment expenditures	(4,690)	(4,013)
Proceeds from bank owned life insurance	—	748
Net cash used in investing activities	$(129,731)	$1,025,754
Financing Activities
Net change in deposits	205,958	(79,752)
Proceeds from borrowings	159,361	139,943
Repayment of borrowings	(159,529)	(1,132,135)
Net change in repurchase agreements	(64,482)	(2,944)
Net settlement of share awards	—	(4,141)
Exercise of stock options	686	—
Proceeds from issuance of common stock, net	—	97,950
Net proceeds from issuance of subordinated notes	—	95,784
Dividends paid on common stock	(24,714)	(21,293)
Net cash provided by (used in) financing activities	$117,280	$(906,588)
Net Change in Cash and Cash Equivalents	$70,841	$164,824
Cash and Cash Equivalents, Beginning of Period	$139,459	$293,431
Cash and Cash Equivalents, End of Period	$210,300	$458,255
Additional Supplemental Information
Interest paid	$81,743	$106,222
Income taxes paid	713	20,347
Transfer of loans to other real estate and repossessed assets	6,205	2,623

HORIZON BANCORP, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollar Amounts in Thousands)

Transfer of held to maturity securities to available for sale	—	1,798,361
Transfer of LHI to HFS	—	191,485
Cash dividends declared, not paid	8,244	8,194
See accompanying Notes to Condensed Consolidated Financ

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
ial Statements

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

Note 1 - Accounting Policies

Nature of Business and Basis of Reporting

The accompanying unaudited condensed consolidated financial statements include the accounts of Horizon Bancorp, Inc. (“Horizon” or the “Company”) and its wholly-owned subsidiaries, including Horizon Bank (“Horizon Bank” or the “Bank”), which is an Indiana commercial bank. All inter–company balances and transactions have been eliminated. The results of operations for the periods ended September 30, 2026 and September 30, 2025 are not necessarily indicative of the operating results for the full year of 2026 or 2025. The accompanying unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of Horizon’s management, necessary to fairly present the financial position, results of operations and cash flows of Horizon for the periods presented. Those adjustments consist only of normal recurring adjustments.
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
On July 16, 2019, the Board of Directors of the Company authorized a stock repurchase program for up to 2,250,000 shares of Horizon’s issued and outstanding common stock, no par value. As of September 30, 2026, Horizon had repurchased a total of 803,349 shares at an average price per share of $16.89.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table shows computation of basic and diluted earnings per share.

	Three Months Ended		Nine Months Ended
(dollar amounts in thousands, except per share)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic earnings per share
Net income	$28,667	$(221,990)	$79,743	$(177,404)
Weighted average common shares outstanding	51,107,844	47,311,642	51,055,770	44,974,027
Basic earnings per share	$0.56	$(4.69)	$1.56	$(3.94)
Diluted earnings per share
Net income available to common shareholders	28,667	(221,990)	79,743	(177,404)
Weighted average common shares outstanding	51,107,844	47,311,642	51,055,770	44,974,027
Effect of dilutive securities:
Restricted stock	245,459	—	235,522	—
Stock options	5,313	—	4,366	—
Weighted average common shares outstanding	51,358,616	47,311,642	51,295,658	44,974,027
Diluted Earnings per Share	$0.56	$(4.69)	$1.55	$(3.94)
There were 18,096 and 20,704 shares for the three and nine months ended September 30, 2026 which were not included in the computation of diluted earnings per share because they were non–dilutive. Due to the net loss for the three and nine months ended September 30, 2025, all potential common shares are non-dilutive and are therefore excluded from diluted earnings per share.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 2 – Securities
The fair value of available-for-sale securities is as follows.

	September 30, 2026
	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$15,431	$—	$15,431	$—	(926)	$14,505
State and municipal	361,539	—	361,539	23	(58,191)	303,371
U.S. government agency mortgage-backed securities	532,651	—	532,651	1	(33,961)	498,691
Corporate notes	42,750	(120)	42,630	2	(1,770)	40,862
Total available for sale investment securities	$952,371	$(120)	$952,251	$26	$(94,848)	$857,429

The fair value of trading securities is as follows:

	September 30, 2026	December 31, 2025
Held for Trading
U.S. Treasury, federal agencies, and government sponsored agencies	$3,979	$3,883
State and municipal	—	—
U.S. government agency mortgage-backed securities	—	—
Corporate notes	—	—
Total trading securities	$3,979	$3,883
For the three and nine-months ending September 30, 2026, the net gains (losses) on trading securities were determined to be immaterial to the consolidated financial statements.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The amortized cost and fair value of securities available for sale and at September 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
	Amortized Cost	Fair Value
Available for sale
Within one year	$15,193	$15,117
One to five years	65,878	63,348
Five to ten years	46,425	42,086
After ten years	292,224	238,187
	419,720	358,738
U.S. government agency mortgage-backed securities	532,651	498,691
Total available for sale investment securities	$952,371	$857,429
The following tables show the gross unrealized losses and the fair value of the Company’s available for sale investments in which an allowance for credit losses were not recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$14,505	$(926)	$—	$—	$14,505	$(926)
State and municipal	130,349	(6,904)	160,585	(51,287)	290,934	(58,191)
U.S. government agency mortgage-backed securities	496,462	(33,942)	164	(19)	496,626	(33,961)
Corporate notes	—	—	34,718	(1,032)	34,718	(1,032)
Total available for sale investment securities	$641,316	$(41,772)	$195,467	$(52,338)	$836,783	$(94,110)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available for Sale Investment Securities
U.S. Treasury, federal agencies, and government sponsored agencies	$—	$—	$748	$(2)	$748	$(2)
State and municipal	26,804	(725)	200,978	(35,278)	227,782	(36,003)
U.S. government agency mortgage-backed securities	40,547	(221)	200	(13)	40,747	(234)
Corporate notes	—	—	40,799	(2,951)	40,799	(2,951)
Total available for sale investment securities	$67,351	$(946)	$242,725	$(38,244)	$310,076	$(39,190)

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. As of September 30, 2026 and December 31, 2025, the Company had 834 and 836 securities, respectively, with market values below their cost basis. The total fair value of these investments without an allowance at September 30, 2026 and December 31, 2025 was $836.8 million and $310.1 million, which is approximately 98% and 35%, respectively, of the Company's available for sale securities portfolio.
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
The following table details activity in the allowance for credit losses on available for sale debt securities during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025

Beginning balance	$120	$150	$120	$—
Credit loss expense (benefit)	—	—	—	150
Ending balance	$120	$150	$120	$150
Due to a specific issuer's deferral of principal and interest payments, the Company had placed a corporate debt security with a fair value of $4.3 million on non-accrual status in June 2025 and has recorded an allowance for credit loss.
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
The following table details activity in the allowance for credit losses on held-to-maturity securities during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Beginning balance	$—	$142	$—	$158
Credit loss expense (benefit)	—	(142)	—	(158)
Ending balance	$—	$—	$—	$—
Accrued interest receivable on available for sale debt securities totaled $4.9 million at September 30, 2026 and $5.3 million at December 31, 2025 and is excluded from the estimate of credit losses. The U.S. government sponsored entities and agencies and mortgage–backed securities are either explicitly or implicitly guaranteed by the U.S. government, are highly

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
rated by major credit rating agencies, and have a long history of no credit losses. Therefore, for those securities, we do not record expected credit losses. Information regarding securities proceeds, gross gains, and gross losses are presented below:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Sales of available for sale securities
Proceeds	$5,493	$1,405,738	$5,493	$1,409,870
Gross gains	—	—	—	—
Gross losses	(8)	(299,132)	(8)	(299,538)
The tax benefit associated with proceeds from the sale of available-for-sale securities was immaterial for the three and nine- month periods ended September 30, 2026. For the three and nine-month periods ended September 30, 2025 the tax benefit was $62.9 million.
The following table represents the fair value and amortized costs of pledged securities, excluding overnight repurchase agreements.

	September 30, 2026		December 31, 2025
	Fair Value	Amortized Cost	Fair Value	Amortized Cost
Pledged securities for borrowing availability at the Federal Reserve	$100,408	$139,702	$114,727	$140,512

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

The following table presents outstanding loans held for investment by portfolio class, as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Commercial
Owner occupied real estate	$714,614	$699,327
Non–owner occupied real estate	1,655,313	1,669,260
Residential spec homes	16,901	17,741
Development & spec land	48,338	35,535
Commercial and industrial	1,107,176	1,010,545
Total commercial	3,542,342	3,432,408
Real estate
Residential mortgage	742,877	741,477
Residential construction	29,346	30,950
Total real estate	772,223	772,427
Consumer
Direct installment	85,087	77,174
Indirect installment	12,317	19,672
Home equity	594,010	574,861
Total consumer	691,414	671,707
Total loans	5,005,979	4,876,542
Allowance for credit losses	(52,310)	(51,299)
Net loans	$4,953,669	$4,825,243
Total loans include net unearned discounts and deferred loan costs of $7.0 million at September 30, 2026 and $6.8 million at December 31, 2025, respectively.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Non–performing Loans

The following table presents non–accrual loans and loans past due over 90 days still on accrual by class of loans at September 30, 2026:

	September 30, 2026
	Total Non-accrual	Loans Past Due Over 90 Days Still Accruing	Non-accruing Loans with no Allowance for Credit Losses
Commercial
Owner occupied real estate	$5,664	$—	$3,558
Non–owner occupied real estate	3,325	—	669
Residential spec homes	—	—	—
Development & spec land	—	—	—
Commercial and industrial	10,568	190	9,335
Total commercial	19,557	190	13,562
Real estate
Residential mortgage	8,737	516	2,064
Residential construction	—	—	—
Total real estate	8,737	516	2,064
Consumer
Direct installment	336	64	—
Indirect installment	419	38	—
Home equity	4,622	1,448	765
Total consumer	5,377	1,550	765
Total	$33,671	$2,256	$16,391

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
There was no interest income recognized on non-accrual loans during the three and nine months periods ended September 30, 2026 and 2025, respectively, while the loans were in non-accrual status.
The amount of accrued interest receivable written off by the Company by reversing interest income was not material during the three and nine months periods ended September 30, 2026 and 2025, respectively.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the payment status by class of loan at September 30, 2026:

	September 30, 2026
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$710,272	$1,839	$—	$2,503	$4,342	$714,614
Non–owner occupied real estate	1,651,062	99	1,090	3,062	4,251	1,655,313
Residential spec homes	16,901	—	—	—	—	16,901
Development & spec land	47,961	297	80	—	377	48,338
Commercial and industrial	1,093,714	2,418	1,124	9,920	13,462	1,107,176
Total commercial	3,519,910	4,653	2,294	15,485	22,432	3,542,342
Real estate
Residential mortgage	731,089	24	4,009	7,755	11,788	742,877
Residential construction	29,346	—	—	—	—	29,346
Total real estate	760,435	24	4,009	7,755	11,788	772,223
Consumer
Direct installment	83,551	872	332	332	1,536	85,087
Indirect installment	10,558	1,242	279	238	1,759	12,317
Home equity	582,180	5,747	2,391	3,692	11,830	594,010
Total consumer	676,289	7,861	3,002	4,262	15,125	691,414
Total	$4,956,634	$12,538	$9,305	$27,502	$49,345	$5,005,979
The following table presents the payment status by class of loan at December 31, 2025:

	December 31, 2025
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Total Loans
Commercial
Owner occupied real estate	$694,040	$2,671	$384	$2,232	$5,287	$699,327
Non–owner occupied real estate	1,668,372	490	398	—	888	1,669,260
Residential spec homes	17,741	—	—	—	—	17,741
Development & spec land	35,039	—	496	—	496	35,535
Commercial and industrial	1,002,074	4,606	1,310	2,555	8,471	1,010,545
Total commercial	3,417,266	7,767	2,588	4,787	15,142	3,432,408
Real estate
Residential mortgage	730,784	4	3,221	7,468	10,693	741,477
Residential construction	28,916	—	2,034	—	2,034	30,950
Total real estate	759,700	4	5,255	7,468	12,727	772,427
Consumer
Direct installment	73,671	2,638	343	522	3,503	77,174
Indirect installment	16,390	2,203	478	601	3,282	19,672
Home equity	560,895	5,991	2,321	5,654	13,966	574,861
Total consumer	650,956	10,832	3,142	6,777	20,751	671,707
Total	$4,827,922	$18,603	$10,985	$19,032	$48,620	$4,876,542

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The entire balance of a loan is considered delinquent if the minimum payment contractually required to be made is not received by the specified due date.
Modified Loans
The following tables detail the amortized cost at September 30, 2026 of loans that were modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and the amortized cost at September 30, 2025, of loans that were modified to borrowers experiencing financial difficulty during the three and nine months periods ended September 30, 2025:

	Three Months Ended September 30, 2026
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$—	$—	$917	$—	$917	0.02%
Non-owner occupied real estate	—	—	—	—	—	—%
Development & spec land	—	—	—	—	—	—%
Commercial and industrial	—	—	148	—	148	—%
Total	$—	$—	$1,065	$—	$1,065	0.02%

	Nine Months Ended September 30, 2026
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$—	$—	$5,511	$—	$5,511	0.11%
Non-owner occupied real estate	488	—	—	—	488	0.01%
Development & spec land	614	—	—	—	614	0.01%
Commercial and industrial	1,136	—	148	—	1,284	0.03%
Total	$2,238	$—	$5,659	$—	$7,897	0.16%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Three Months Ended September 30, 2025
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment

Commercial
Owner occupied real estate	$550	$—	$3,007	$—	$3,557	0.51%
Non-owner occupied real estate	—	—	—	—	—	—%
Development & spec land	—	—	—	—	—	—%
Commercial and industrial	757	—	246	—	1,003	0.10%
Total	$1,307	$—	$3,253	$—	$4,560	0.09%

	Nine Months Ended September 30, 2025
	Term Extension	Interest Rate Reduction	Other-Than-Insignificant Payment Delay	Term Extension and Interest Rate Reduction	Total	% of Loans Held for Investment
Commercial
Owner occupied real estate	$550	$—	$3,412	$—	$3,962	0.56%
Non-owner occupied real estate	409	—	—	—	409	0.03%
Development & spec land	510	—	—	—	510	1.74%
Commercial and industrial	1,929	—	650	1,525	4,104	0.42%
Total	$3,398	$—	$4,062	$1,525	$8,985	0.19%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables summarize the financial impacts of loan modifications and payment deferrals, as applicable, during the three and nine months periods ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	0	—%	5	—%
Non-owner occupied real estate	0	—%	0	—%
Development & spec land	0	—%	0	—%
Commercial and industrial	0	—%	1	—%

	Nine Months Ended September 30, 2026
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (Int Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	0	—%	9	—%
Non-owner occupied real estate	6	—%	0	—%
Development & spec land	6	—%	0	—%
Commercial and industrial	12	—%	6	—%

	Three Months Ended September 30, 2025
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (In Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)
Commercial
Owner occupied real estate	9	—%	10	—%
Non-owner occupied real estate	0	—%	0	—%
Development & spec land	0	—%	0	—%
Commercial and industrial	7	—%	1	—%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Nine Months Ended September 30, 2025
	Weighted Average Term Extension (In Months)	Weighted average interest rate reduction (Int Percentage Terms)	Weighted Average Payment Delay (In Months)	Term Extension (In Months) & Rate Reduction (In Percentage Terms)

Commercial
Owner occupied real estate	9	—%	6	—%
Non-owner occupied real estate	12	—%	0	—%
Development & spec land	12	—%	0	—%
Commercial and industrial	9	—%	6	Weighted average term extension of 36 months & weighted average interest rate reduction of 1.73%
The financial impacts of the modifications did not significantly impact our determination of the allowance for credit losses during the periods presented above.

The following table presents the amortized cost basis at September 30, 2026 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	September 30, 2026
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$5,948	$—	$—	$5,948
Non-owner occupied real estate	488	—	—	488
Development & spec land	614	—	—	614
Commercial and industrial	2,829	—	—	2,829
Total	$9,879	$—	$—	$9,879

The following table presents the amortized cost basis at September 30, 2025 of loans to borrowers experiencing financial difficulty that had been modified within the previous 12 months:

	September 30, 2025
	Current	30-89 Days Past Due	90 Days Past Due	Total

Commercial
Owner occupied real estate	$6,380	$—	$—	$6,380
Non-owner occupied real estate	—	409	—	409
Development & spec land	—	510	—	510
Commercial and industrial	5,245	—	—	5,245
Total	$11,625	$919	$—	$12,544
On an ongoing basis, we monitor the performance of all modified loans according to their modified terms. The amortized cost of modified loans that had a payment default during the three and nine months ended September 30, 2026 which were still in default at period end, and were modified within the 12 months was zero and $4.6 million respectively. For the three and nine months ended September 30, 2025 the Company had $0.9 and $3.7 million in defaulted receivables, respectively.

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
The tables below present the amortized cost basis and allowance for credit losses (“ACL”) allocated for collateral dependent loans in accordance with ASC 326, which are individually evaluated to determine expected credit losses, at September 30, 2026 and December 31, 2025.

	September 30, 2026
	Real Estate	Accounts Receivable/ Equipment	Other	Total	ACL Allocation
Commercial
Owner occupied real estate	$5,664	$—	$—	$5,664	$316
Non–owner occupied real estate	3,062	—	—	3,062	292
Development & spec land	—	—	—	—	—
Commercial and industrial	1,291	9,052	85	10,428	700
Total commercial	10,017	9,052	85	19,154	1,308
Real estate
Residential mortgage	2,064	—	—	2,064	—
Total real estate	2,064	—	—	2,064	—
Consumer
Home equity	819	—	—	819	52
Total consumer	819	—	—	819	52
Total collateral dependent loans	$12,900	$9,052	$85	$22,037	$1,360

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
As of September 30, 2026, the Company had a carrying value of $4.4 million of repossessed assets. As of September 30, 2026, the Company had a recorded net investment of $2.8 million of residential mortgage and home equity loans in which foreclosure proceedings have commenced. Repossessed assets are a component of other assets within the condensed consolidated balance sheet.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following tables present loans by credit grades and origination year at September 30, 2026.

	Term Loans by Origination Year
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Term Loans	Revolving Loans	Total
Commercial
Owner occupied real estate
Pass	$61,642	$102,698	$92,485	$80,304	$67,670	$199,563	$68,241	$15,313	$687,916
Special Mention	—	—	523	—	—	5,933	2,299	—	8,755
Substandard	570	—	6,189	9,126	—	2,009	—	49	17,943
Doubtful	—	—	—	—	—	—	—	—	—
Total owner occupied real estate	$62,212	$102,698	$99,197	$89,430	$67,670	$207,505	$70,540	$15,362	$714,614
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Non–owner occupied real estate
Pass	$128,235	$199,632	$193,347	$166,513	$202,388	$450,326	$245,970	$15,270	$1,601,681
Special Mention	—	—	—	—	41,467	4,639	—	—	46,106
Substandard	—	461	2,057	3,664	573	704	67	—	7,526
Doubtful	—	—	—	—	—	—	—	—	—
Total non–owner occupied real estate	$128,235	$200,093	$195,404	$170,177	$244,428	$455,669	$246,037	$15,270	$1,655,313
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential spec homes
Pass	$—	$1,126	$230	$—	$—	$—	$7,993	$7,552	$16,901
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total residential spec homes	$—	$1,126	$230	$—	$—	$—	$7,993	$7,552	$16,901
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Development & spec land
Pass	$9,768	$3,776	$765	$256	$1,352	$2,358	$27,511	$1,938	$47,724
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	614	—	614
Doubtful	—	—	—	—	—	—	—	—	—
Total development & spec land	$9,768	$3,776	$765	$256	$1,352	$2,358	$28,125	$1,938	$48,338
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Pass	$204,359	$221,898	$147,966	$58,486	$81,023	$86,374	$54,361	$211,036	$1,065,503
Special Mention	3,466	802	62	502	743	—	9,787	8,304	23,666
Substandard	341	7,489	3,640	2,401	170	1,887	1,082	997	18,007
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$208,166	$230,189	$151,668	$61,389	$81,936	$88,261	$65,230	$220,337	$1,107,176
Gross charge-offs during period	$—	$156	$1,670	$262	$—	$71	$27	$22	$2,208
Total commercial	$408,381	$537,882	$447,264	$321,252	$395,386	$753,793	$417,925	$260,459	$3,542,342

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Term Loans by Origination Year
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Term Loans	Revolving Loans	Total
Real estate
Residential mortgage
Performing	$78,317	$64,172	$64,832	$77,191	$129,506	$319,606	$—	$—	$733,624
Non–performing	—	123	790	1,779	2,759	3,802	—	—	9,253
Total residential mortgage	$78,317	$64,295	$65,622	$78,970	$132,265	$323,408	$—	$—	$742,877
Gross charge-offs during period	$—	$—	$123	$543	$137	$321	$—	$—	$1,124

Residential construction
Performing	$—	$—	$—	$—	$—	$—	$29,346	$—	$29,346
Non–performing	—	—	—	—	—	—	—	—	—
Total residential construction	$—	$—	$—	$—	$—	$—	$29,346	$—	$29,346
Gross charge-offs during period	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total real estate	$78,317	$64,295	$65,622	$78,970	$132,265	$323,408	$29,346	$—	$772,223

	Term Loans by Origination Year
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Term Loans	Revolving Loans	Total
Consumer
Direct installment
Performing	$3,994	$5,641	$13,939	$49,997	$3,870	$5,953	$7	$1,285	$84,686
Non–performing	—	100	—	266	—	29	6	—	401
Total direct installment	$3,994	$5,741	$13,939	$50,263	$3,870	$5,982	$13	$1,285	$85,087
Gross charge-offs during period	$2	$53	$106	$129	$8	$37	$11	$10	$356

Indirect installment
Performing	$—	$—	$184	$2,565	$6,314	$2,797	$—	$—	$11,860
Non–performing	—	—	2	88	241	126	—	—	457
Total indirect installment	$—	$—	$186	$2,653	$6,555	$2,923	$—	$—	$12,317
Gross charge-offs during period	$—	$—	$24	$287	$578	$302	$—	$—	$1,191

Home equity
Performing	$5,910	$8,956	$8,190	$13,190	$9,628	$9,427	$34,686	$497,953	$587,940
Non–performing	—	246	280	627	616	148	4,102	51	6,070
Total home equity	$5,910	$9,202	$8,470	$13,817	$10,244	$9,575	$38,788	$498,004	$594,010
Gross charge-offs during period	$—	$—	$—	$18	$33	$17	$780	$60	$908
Total consumer	$9,904	$14,943	$22,595	$66,733	$20,669	$18,480	$38,801	$499,289	$691,414

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 4 – Allowance for Credit and Loan Losses
The following tables represent, by loan portfolio segment, a summary of changes in the ACL on loans for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Commercial	Real Estate	Consumer	Total
Balance, beginning of period	$36,122	$2,958	$12,841	$51,921
Credit loss expense (recovery)	42	(111)	1,650	1,581
Charge-offs	(846)	(3)	(849)	(1,698)
Recoveries	113	—	393	506
Balance, end of period	$35,431	$2,844	$14,035	$52,310

	Nine Months Ended September 30, 2026
	Commercial	Real Estate	Consumer	Total
Balance, beginning of period	$35,473	$3,183	$12,643	$51,299
Credit loss expense (reversal)	1,328	(290)	2,396	3,434
Charge–offs	(2,208)	(1,124)	(2,455)	(5,787)
Recoveries	838	1,075	1,451	3,364
Balance, end of period	$35,431	$2,844	$14,035	$52,310

	Three Months Ended September 30, 2025
	Commercial	Real Estate	Consumer	Total
Balance, beginning of period	$34,413	$3,229	$16,757	$54,399
Credit loss expense (recovery)	271	(127)	(3,534)	(3,390)
Charge-offs	(319)	(415)	(1,008)	(1,742)
Recoveries	25	395	491	911
Balance, end of period	$34,390	$3,082	$12,706	$50,178

	Nine Months Ended September 30, 2025
	Commercial	Real Estate	Consumer	Total
Balance, beginning of period	$30,953	$2,715	$18,312	$51,980
Credit loss expense (reversal)	3,768	393	(4,009)	152
Charge–offs	(471)	(843)	(3,341)	(4,655)
Recoveries	140	817	1,744	2,701
Balance, end of period	$34,390	$3,082	$12,706	$50,178

The accrued interest receivable on our loan receivables is excluded from the allowance for credit loss estimate and is included in interest receivable on our consolidated balance sheet. As of September 30, 2026 and December 31, 2025, the accrued interest on our loan portfolio was $22.2 million and $23.7 million, respectively.
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

	Three Months Ended
	September 30, 2026			September 30, 2025
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$740	$(194)	$546	$1,545	$(5)	$1,540
Real Estate	70	14	84	98	(2)	96
Consumer	484	(101)	383	669	(34)	635
Total	$1,294	$(281)	$1,013	$2,312	$(41)	$2,271

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Balance, beginning of period	Credit loss expense (reversal)	Ending balance	Balance, beginning of period	Credit loss expense (reversal)	Ending balance
Commercial	$1,068	$(522)	$546	$1,385	$155	$1,540
Real Estate	92	(8)	84	61	35	96
Consumer	680	(297)	383	703	(68)	635
Total	$1,840	$(827)	$1,013	$2,149	$122	$2,271

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 5 – Loan Servicing

Loans serviced for others are not included in the accompanying condensed consolidated balance sheets. The unpaid principal balances of loans serviced for others totaled approximately $1.40 billion and $1.41 billion at September 30, 2026 and December 31, 2025.

Activity for mortgage servicing rights and the related impairment allowance were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Mortgage servicing rights
Balances, beginning of period	$17,215	$17,752	$17,534	$18,195
Servicing rights capitalized	673	392	1,458	973
Amortization of servicing rights	(624)	(531)	(1,728)	(1,555)
Ending balance	17,264	17,613	17,264	17,613
Impairment allowance
Beginning balance	—	—	—	—
Additions	—	—	—	—
Reductions	—	—	—	—
Ending balance	—	—	—	—
Mortgage servicing rights, net	$17,264	$17,613	$17,264	$17,613

Fair value, beginning of period	$18,206	18,251	$17,547	$19,766
Fair value, end of period	20,936	17,846	20,936	17,846

Fair value at September 30, 2026 was determined using a discounted cash flow analysis with the discount rates ranging from 8.5% to 11.0% and prepayment speeds ranging from 5.2% to 14.1%, depending on the stratification of the specific type. Fair value at September 30, 2025 was determined using a discounted cash flow analysis with discount rates ranging from 8.5% to 11.0% and prepayment speeds ranging from 5.9% to 12.1%, depending on the stratification of the specific type.

Note 6 – Goodwill

The carrying amount of goodwill was $155.2 million as of September 30, 2026 and December 31, 2025, respectively. There were no changes in the carrying amount of goodwill for the nine months ended September 30, 2026 and 2025. Goodwill is assessed for impairment annually, or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment.

No goodwill impairment charges were recorded for the nine months ended September 30, 2026 and 2025.

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
The following tables show repurchase agreements accounted for as secured borrowings and the related securities, at fair value, pledged for repurchase agreements:

	September 30, 2026
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. government agency mortgage-backed securities	23,986	—	—	—	23,986
Total Repurchase Agreements	$23,986	$—	$—	$—	$23,986
Repurchase Agreements subject to offsetting arrangements					—

	December 31, 2025
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
Repurchase Agreements and repurchase-to-maturity transactions
U.S. government agency mortgage-backed securities	88,468	—	—	—	88,468
Total Repurchase Agreements	$88,468	$—	$—	$—	$88,468
Repurchase Agreements subject to offsetting arrangements					—

Securities sold under agreements to repurchase are secured by securities with a carrying amount of $30.8 million and $90.7 million at September 30, 2026 and December 31, 2025, respectively.

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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The total balance, net of unamortized issuance costs, of the 2035 Notes was $98.4 million and $98.2 million at September 30, 2026 and December 31, 2025, respectively. Total unamortized debt issuance costs were $1.6 million and $1.8 million at September 30, 2026 and December 31, 2025, respectively.
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
To mitigate the impact of interest rate fluctuations on fair value, the Company previously entered into interest rate swap agreements on individual loans, converting the fixed rate loans to a variable rate. The Company also previously utilized fair value hedges to hedge investment securities, converting the fixed rate security to a variable rate. Changes in fair value of both the hedge instruments and the underlying loan and security agreements are recorded as gains or losses in interest income. During the year ended December 31, 2024, the Company terminated the fair value hedges on loans and securities, recording a deferred gain of $2.3 million on the loan termination that will be accreted into interest income over the remaining life of the underlying loans, and a mark-to-market adjustment of $0.3 million that was recorded in non-interest income on the termination of the fair value hedges against investment securities. The remaining accretion on the loans was $1.3 million at September 30, 2026.
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
Cash Flow Hedges
The Company uses interest rate derivatives designated as cash flow hedges to manage exposure to variability in future cash flows associated with certain variable-rate earning assets. During the quarter ended September 30, 2026, the Company entered into a receive-fixed interest rate swap with a notional amount of $300.0 million and designated the swap as a cash flow hedge of the variability in cash flows attributable to changes in the benchmark interest rate on a designated portion of forecasted interest receipts from variable-rate loans indexed to one-month Term SOFR. The hedging relationship has a maturity date of July 28, 2028. The hedge was designated using the first-payments method under ASC 815 and effectiveness is assessed monthly using a regression analysis comparing the change in fair value of the actual swap to a hypothetical derivative that mirrors the hedged cash flows. The Company expects the hedge relationship to remain highly effective throughout its term.
For derivatives designated and that qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) ("AOCI") and is subsequently reclassified into interest income

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
in the same periods in which the hedged forecasted transaction affects earnings. The table below presents the pre-tax effect of the Company's cash flow hedges on AOCI and on the consolidated statement of income for the periods presented.
The maximum length of time over which the Company is hedging the variability in forecasted cash flows is approximately two years.

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

The Company enters into non–hedging derivatives in the form of mortgage loan forward sale commitments with investors and commitments to originate mortgage loans as part of its mortgage banking business. At September 30, 2026, the Company’s fair value of these derivatives were recorded and over the next 12 months are not expected to have a significant impact on the Company’s net income.

Changes in fair value of both the forward sale commitments and commitments to originate mortgage loans were recorded and the net gains or losses included in the Company’s gain on sale of loans.
The following tables summarize the fair value of our derivative financial instruments utilized by the Company on a gross basis for the periods indicated.

	Asset Derivatives		Liability Derivatives
	September 30, 2026		September 30, 2026
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts - cash flow hedge	$—	$—	$300,000	$3,072
Interest rate contracts - fair value Hedges	113,211	6,966	—	—
Total derivatives designated as hedging instruments	$113,211	$6,966	$300,000	$3,072

Derivatives not designated as hedging instruments
Interest rate contracts - customer accommodation	$433,435	$14,643	$433,435	$14,643
Mortgage loan contracts	12,815	295	—	—
Commitments to originate mortgage loans	—	—	5,520	47
Total derivatives not designated as hedging instruments	$446,250	$14,938	$438,955	$14,690

Total derivatives subject to enforceable master netting arrangements, gross	$559,461	$21,904	$738,955	$17,762
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$559,461	$21,904	$738,955	$17,762

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Asset Derivatives		Liability Derivatives
	December 31, 2025		December 31, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts - fair value hedges	$121,542	$307	$—	$—
Total derivatives designated as hedging instruments	$121,542	$307	$—	$—
Derivatives not designated as hedging instruments
Interest rate contracts - customer accommodation	$460,276	$13,658	$460,276	$13,658
Mortgage loan contracts	—	—	11,254	14
Commitments to originate mortgage loans	3,644	94	—	—
Total derivatives not designated as hedging instruments	$463,920	$13,752	$471,530	$13,672

Total derivatives subject to enforceable master netting arrangements, gross	$585,462	$14,059	$471,530	$13,672
Less: Gross amounts offset	—	—	—	—
Total derivatives subject to enforceable master netting arrangements, net	$585,462	$14,059	$471,530	$13,672

While the Company is party to master netting arrangements with most of its swap derivative counterparties, the Company has elected to not offset derivative assets and liabilities under these agreements on its consolidated balance sheets.
Collateral exchanged between the Company and dealer bank counterparties is generally subject to thresholds and transfer minimums, and usually consists of marketable securities. At September 30, 2026, the Company did not pledge any marketable securities as collateral.
The effect of the derivative and the hedged item in fair value hedging relationships on the condensed consolidated statements of income for three and nine month periods ended September 30, 2026 and September 30, 2025 is as follows:

	Location of gain (loss) recognized on derivative and Hedge item	Amount of Gain (Loss) Recognized on Derivative and Hedged Item
		Three Months Ended		Nine Months Ended
		September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Derivatives designated as hedging instruments
Interest rate contracts - cash flow hedge recognized in OCI	Interest income - loans receivable	$180	$—	$180	$—
Hedged item reclassified into earnings		(180)	—	(180)	—
Interest rate contracts - fair value hedge recognized in OCI	Interest income - investment securities	4,858	18	6,948	18
Hedged item reclassified into earnings		(4,879)	72	(6,966)	72
Total		$(21)	$90	$(18)	$90
As of September 30, 2026, the Company expects to reclassify approximately $1.2 million of loss from AOCI as an adjustment to interest income during the next twelve months.
The effect of derivatives not designated as hedging instruments on the condensed consolidated statements of income for the three and nine month periods ended September 30, 2026 and September 30, 2025 is as follows:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	Location of gain (loss) recognized on derivative	Amount of Gain (Loss) Recognized on Derivative
		Three Months Ended		Nine Months Ended
		September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Derivative not designated as hedging relationship
Mortgage loan contracts	Non-interest income-gain (loss) on sale of loans	$(124)	$(331)	$(141)	$112
Commitments to originate mortgage loans	Non-interest income-gain (loss) on sale of loans	349	101	309	(45)
Total		$225	$(230)	$168	$67

The following tables summarize the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of hedged assets and liabilities in fair value hedging relationships.

	Amortized Cost of Hedged Items		Cumulative Hedge Accounting Basis Adjustments
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Available-for-Sale Debt Securities	$115,955	$122,442	$(6,966)	$(307)

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
Level 1 – Quoted prices in active markets for identical assets or liabilities
Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the period ended September 30, 2026. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.
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
Interest rate swap agreements
The fair value of the Company’s interest rate swap agreements is estimated by a third party using inputs that are primarily observable including a yield curve, adjusted for liquidity and credit risk, contracted terms and discounted cash flow analysis, and therefore, are classified within Level 2 of the valuation hierarchy.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated financial statements measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at the following:

	September 30, 2026
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$14,505	$—	$14,505	$—
State and municipal	303,371	—	303,371	—
U.S. government agency mortgage-backed securities	498,691	—	498,691	—
Private labeled mortgage-backed pools	—	—	—	—
Corporate notes	40,862	—	36,720	4,142
Total available for sale securities	857,429	—	853,287	4,142
Equity securities in other assets	8,769	8,769	—	—
Held for trading securities	3,979	3,979	—	—
Interest rate swap agreements asset	21,609	—	21,609	—
Mortgage loans contracts	295	—	295	—
Liabilities:
Commitments to originate mortgage loans	(47)	—	(47)	—
Interest rate swap agreements liability	(17,715)	—	(17,715)	—

	December 31, 2025
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities
U.S. Treasury and federal agencies	$16,905	$—	$16,905	$—
State and municipal	319,665	—	319,665	—
U.S. government agency mortgage-backed securities	494,174	—	494,174	—
Corporate notes	44,670	—	40,799	3,871
Total available for sale securities	875,414	—	871,543	3,871
Equity securities in other assets	7,871	7,871	—	—
Held for trading securities	3,883	—	3,883	—
Interest rate swap agreements asset	13,965	—	13,965	—
Commitments to originate mortgage loans	94	—	94	—
Liabilities:
Mortgage loan contracts	(14)	—	(14)	—
Interest rate swap agreements liability	(13,658)	—	(13,658)	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Level 3 recurring fair value measurements:
As of September 30, 2026, the Company has one Level 3 fair value measurement, an available‑for‑sale corporate debt security, which was transferred from Level 2 to Level 3 in 2025 due to increased reliance on significant unobservable inputs used in the discounted cash flow model. These valuation inputs primarily relate to expected cash flow timing, credit assumptions, and the discount rate applied to those cash flows. At the time of transfer, the security had an amortized cost of $5 million and the Company recognized an initial allowance for credit losses $150 thousand and an initial write down of $2.1 million; the fair value at the transfer date is reflected within "Transfers into Level 3". The following table presents the changes in fair value for assets classified within Level 3 of the fair value hierarchy as of September 30, 2026 and December 31, 2025:

Level 3 instruments at fair value	September 30, 2026	December 31, 2025
Fair value beginning of year	$3,871	$—
Transfers into Level 3 (at fair value on transfer date)	—	2,787
Total gains/(losses) included in earnings (subsequent ACL change - AFS securities)	—	30
Total gains/(losses) included in OCI	271	1,054
Ending balance – September 30, 2026	$4,142	$3,871

Certain other assets are measured at fair value on a non-recurring basis in the ordinary course of business and are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Collateral dependent loans	$80	$—	$—	$80
December 31, 2025
Collateral dependent loans	$7,429	$—	$—	$7,429
Collateral Dependent Loans: For loans identified as collateral dependent, the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value.
The following table presents qualitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements.

	September 30, 2026
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Collateral dependent loans	$80	Collateral based measurement	Discount to reflect current market conditions and ultimate collectability	0.8%-40.5% (27.5%)

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

The estimated fair values of financial instruments, as shown below, are not intended to reflect the estimated liquidation or market value of Horizon taken as a whole. The disclosed fair value estimates are limited to Horizon’s significant financial instruments at September 30, 2026 and December 31, 2025. These include financial instruments recognized as assets and liabilities on the condensed consolidated balance sheets as well as certain off–balance sheet financial instruments. The estimated fair values shown below do not include any valuation of assets and liabilities, which are not financial instruments as defined by the FASB ASC fair value hierarchy.
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)

	September 30, 2026
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$84,222	$84,222	$—	$—
Federal funds sold	5,113	5,113	—	—
Interest- bearing deposits in banks	120,965	120,965	—	—
Cash and cash equivalents	210,300	210,300	—	—
Loans held for sale	3,523	—	3,523	—
Loans, net	4,953,669	—	—	4,827,110
Stock in FHLB	7,418	—	7,418	—
Interest receivable	27,344	—	27,345	—
Liabilities
Non-interest bearing deposits	$1,109,178	$1,109,178	$—	$—
Interest bearing deposits	4,372,196	3,291,751	1,074,076	—
Borrowings	174,575	—	174,578	—
Subordinated notes	98,366	—	101,446	—
Junior subordinated debentures issued to capital trusts	57,838	—	54,370	—
Interest payable	6,487	—	6,487	—

	December 31, 2025
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash and due from banks	$66,813	$66,813	$—	$—
Interest- bearing deposits in banks	72,646	72,646	—	—
Cash and cash equivalents	139,459	139,459	—	—
Loans held for sale	9,778	—	9,778	—
Loans, net	4,825,243	—	—	4,695,231
Stock in FHLB	45,713	—	45,713	—
Interest receivable	29,733	—	29,733	—
Liabilities
Non-interest bearing deposits	$1,078,708	$1,078,708	$—	$—
Interest bearing deposits	4,196,709	3,094,231	1,100,237	—
Borrowings	248,586	—	248,580	—
Subordinated notes	98,215	—	98,835	—
Junior subordinated debentures issued to capital trusts	57,688	—	51,468	—
Interest payable	12,892	—	12,892	—

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
Note 12 – Stockholders' Equity
The components of accumulated other comprehensive loss, net of tax included in capital are as follows:
Accumulated Other Comprehensive Income (Loss)

	September 30, 2026	December 31, 2025
Unrealized gain (loss) on securities available for sale, net of tax	$(69,630)	$(25,996)
Unrealized gain (loss) on cash flow hedges, net of tax	(2,382)	—
Total accumulated other comprehensive income (loss), net of tax	$(72,012)	$(25,996)
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
In addition, to be categorized as well capitalized, the Company and Bank must maintain Total risk–based, Tier I risk–based, common equity Tier I risk–based and Tier I leverage ratios as set forth in the table below. As of September 30, 2026 and December 31, 2025, the Company and Bank met all capital adequacy requirements to be considered well capitalized. There have been no conditions or events since the end of the third quarter of 2026 that management believes have changed the Bank’s classification as well capitalized. There is no threshold for well capitalized status for bank holding companies.
On March 19, 2026, the federal banking regulators issued three proposals to modernize the regulatory capital framework for banks of all sizes. The federal banking agencies stated the proposals would streamline capital requirements and better align regulatory capital with risk while maintaining the safety and soundness of the banking system. The proposals are intended to be the final phase of the Basel capital reforms. The public comment period on the proposed rules ended on June 18, 2026, and the proposals are currently in the post-comment review and finalization stage. The Company's management continues to evaluate the impact of these proposals on the Company, the Bank, and its business, financial condition, and results of operations.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(Table Dollar Amounts in Thousands, Except Per Share Data)
The following table presents Horizon and the Bank’s actual and required capital ratios as of September 30, 2026 and December 31, 2025:

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total capital (to risk-weighted assets)(1)
Consolidated	$821,106	15.48%	$424,393	8.00%	$557,016	10.50%	N/A	N/A
Bank	738,007	13.97%	422,516	8.00%	554,552	10.50%	$528,145	10.00%
Tier 1 capital (1) (to risk-weighted assets)
Consolidated	669,420	12.62%	318,295	6.00%	450,918	8.50%	N/A	N/A
Bank	684,687	12.96%	316,887	6.00%	448,923	8.50%	422,516	8.00%
Common equity tier 1 capital (1) (to risk-weighted assets)
Consolidated	611,582	11.53%	238,721	4.50%	371,344	7.00%	N/A	N/A
Bank	684,687	12.96%	237,665	4.50%	369,701	7.00%	343,294	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	669,420	10.37%	258,257	4.00%	258,257	4.00%	N/A	N/A
Bank	684,687	10.64%	257,284	4.00%	257,284	4.00%	321,605	5.00%
(1) As defined by regulatory agencies

	Actual		Required for Capital Adequacy Purposes(1)		Required For Capital Adequacy Purposes with Capital Buffer(1)		Well Capitalized Under Prompt Corrective Action Provisions(1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
Total capital (to risk-weighted assets)(1)
Consolidated	$762,541	14.36%	$424,791	8.00%	$557,538	10.50%	N/A	N/A
Bank	687,316	12.99%	423,209	8.00%	555,461	10.50%	529,011	10.00%
Tier 1 capital (1) (to risk-weighted assets)
Consolidated	611,186	11.51%	318,593	6.00%	451,340	8.50%	N/A	N/A
Bank	634,176	11.99%	317,407	6.00%	449,659	8.50%	423,209	8.00%
Common equity tier 1 capital (1) (to risk-weighted assets)
Consolidated	553,498	10.42%	238,945	4.50%	371,692	7.00%	N/A	N/A
Bank	634,176	11.99%	238,055	4.50%	370,308	7.00%	343,857	6.50%
Tier 1 capital (to average assets)(1)
Consolidated	611,186	9.55%	256,006	4.00%	256,006	4.00%	N/A	N/A
Bank	634,176	9.94%	255,282	4.00%	255,282	4.00%	319,103	5.00%
(1) As defined by regulatory agencies

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2026 and 2025
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
The following table represents the commitments to extend credit and standby letters of credit as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026	December 31, 2025
Commitments to extend credit	$1,034,066	$1,124,850
Standby letters of credit	10,368	22,274
Total	$1,044,434	$1,147,124

Litigation Accrual Contingent Liability
On June 24, 2026, a jury returned a civil verdict against the Company's subsidiary, Horizon Bank (the "Bank"), in a lawsuit related to the repossession and credit reporting of a single vehicle financed through the Company's former indirect automobile lending business. The jury awarded total damages approaching $3.0 million, including punitive damages.
During the second quarter of 2026, the Company recorded a pre-tax litigation expense and corresponding litigation accrual of $3.1 million related to this matter. The Company strongly disagrees with the verdict and intends to challenge the decision via an appeal process. The accrual will be maintained pending the resolution of the appeal process. The Company does not anticipate any broader exposure related to this matter. No material changes have occurred in the matter since June 30, 2026.
The Company discontinued originating indirect auto finance loans in 2023 and exited a significant majority of its remaining credit exposure in 2024. The Company does not view this event as a disruption to its core community bank model.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2026 and 2025
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
And Results of Operations
For the Three and Nine months ended September 30, 2026 and 2025
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2026 and 2025
Results of Operations

Net Income

Net Income increased $250.7 million, to $28.7 million, or $0.56 per diluted share, for the three months ended September 30, 2026 compared to a net loss of $222.0 million, or $(4.69) per diluted share, for the same period in 2025. The increase is primarily driven by a $307.3 million increase in non-interest income due to the loss on the sale of securities associated with the balance sheet repositioning executed during the third quarter of 2025, which did not recur in the current period. Additionally, non-interest expense decreased by $11.4 million and net interest income increased $6.8 million, which were partially offset by a $69.9 million increase in income tax expense and a $4.9 million increase in provision for credit losses.

Net income increased $257.1 million to $79.7 million, or $1.55 per diluted share, during the nine months ended September 30, 2026 when compared to a loss of $177.4 million, or $(3.94) per share, for the same period in 2025. The increase was primarily a result of a $303.1 million increase in non-interest income, due to the loss on the sale of securities associated with the balance sheet repositioning executed during the third quarter of 2025, which did not recur in the current period. Additionally, net interest income increased by $24.9 million and non-interest expense decreased by $5.6 million. The increase was partially offset by a $74.1 million increase in income tax expense and a $2.3 million increase in provision for credit losses.

Net Interest Income

Net interest income increased $6.8 million, or 11.6% during the three months ended September 30, 2026, to $65.2 million, when compared to the same period in 2025. While average earning assets decreased, owed to the balance sheet repositioning and deleveraging efforts in the third quarter of 2025, the reported net FTE interest margin1 increased by 85 basis points, to 4.37% for the three months ended September 30, 2026 compared to the prior year period, driven by the favorable mix shift toward higher-yielding average interest earning assets, and the funding mix toward lower cost deposit liabilities. Additionally, securities yields have expanded while deposit costs have declined when compared with the comparable year ago period.

Net interest income increased $24.9 million during the nine months ended September 30, 2026, to $190.9 million when compared to the same period in 2025. While average earning asset balances decreased, owed to the balance sheet repositioning and deleveraging efforts in the third quarter of 2025, the reported net FTE interest margin1 increased by 108 basis points, to 4.34% for the nine months ended September 30, 2026 when compared to the prior year period. The primary driver of the increase in net interest income compared with the prior year period is attributable to the favorable mix shift in both higher-yielding average interest earning assets, and the funding mix toward lower cost deposit liabilities. Additionally, loan and security yields have expanded while deposit costs have declined when compared with the comparable year ago period.

1Non-GAAP financial metric. See non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2026 and 2025
Following are the average balance sheets for the three months ended (dollars in thousands):

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Three Months Ended
	September 30, 2026			September 30, 2025
	Average Balance (6)	Interest(5)	Average Rate	Average Balance (6)	Interest(5)	Average Rate
Assets
Interest earning assets
Interest earning deposits (incl. Fed Funds Sold)	$158,544	$1,493	3.74%	$185,665	$2,062	4.41%
Federal Home Loan Bank stock(1)	7,418	188	10.05%	45,549	862	7.51%
Investment securities - taxable (2)	583,994	7,238	4.92%	792,829	5,769	2.89%
Investment securities - non-taxable (2)	314,702	3,253	4.10%	763,488	5,799	3.01%
Total investment securities	898,696	10,491	4.63%	1,556,317	11,568	2.95%
Loans receivable (3) (4)	4,949,830	79,959	6.41%	4,979,211	79,941	6.37%
Total interest earning assets	$6,014,488	92,131	6.08%	$6,766,742	94,433	5.54%
Non-interest earning assets
Cash and due from banks	71,519			83,616
Allowance for credit losses	(51,675)			(54,072)
Other assets	539,582			501,590
Total average assets	$6,573,914			$7,297,876

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing demand deposits	$1,679,248	$5,392	1.27%	$1,708,446	$6,687	1.55%
Saving and money market deposits	1,517,894	6,717	1.76%	1,636,428	8,204	1.99%
Time deposits	1,086,343	9,256	3.38%	1,198,279	10,835	3.59%
Total Deposits	4,283,485	21,365	1.98%	4,543,153	25,726	2.25%
Borrowings	150,083	1,464	3.87%	601,889	5,535	3.65%
Repurchase agreements	59,040	191	1.28%	88,721	389	1.74%
Subordinated notes	98,335	1,898	7.66%	91,032	1,731	7.54%
Junior subordinated debentures issued to capital trusts	57,807	992	6.81%	57,602	1,069	7.36%
Total interest bearing liabilities	4,648,750	25,910	2.21%	5,382,397	34,450	2.54%
Non-interest bearing liabilities
Demand deposits	1,131,714			1,120,719
Accrued interest payable and other liabilities	64,887			63,103
Stockholders' equity	728,563			731,657
Total average liabilities and stockholders' equity	$6,573,914			$7,297,876
Net FTE interest income (Non-GAAP) (5)		$66,221			$59,983
Less FTE adjustments (5)		1,062			1,597
Net Interest Income		$65,159			$58,386
Net FTE interest margin (Non-GAAP) (5)			4.37%			3.52%
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
And Results of Operations
For the Three and Nine months ended September 30, 2026 and 2025
Following are the average balance sheets for the nine months ended (dollars in thousands):

	Average Balance Sheet
	(Dollars in Thousands, Unaudited)
	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average Balance (6)	Interest(5)	Average Rate	Average Balance (6)	Interest(5)	Average Rate
Assets
Interest earning assets
Interest earning deposits (incl. Fed Funds Sold)	141,736	3,938	3.71%	160,465	5,380	4.48%
Federal Home Loan Bank stock(1)	22,848	999	5.85%	47,554	2,948	8.29%
Investment securities - taxable (2)	583,214	21,170	4.85%	908,061	15,663	2.31%
Investment securities - non-taxable (2)	315,997	9,743	4.12%	993,516	21,343	2.87%
Total investment securities	899,211	30,913	4.60%	1,901,577	37,006	2.60%
Loans receivable (3) (4)	4,913,740	233,586	6.36%	4,938,985	233,781	6.33%
Total interest earning assets	5,977,535	269,436	6.03%	7,048,581	279,115	5.29%
Non-interest earning assets
Cash and due from banks	70,419			86,162
Allowance for credit losses	(51,334)			(52,840)
Other assets	536,275			486,091
Total average assets	$6,532,895			$7,567,994

Liabilities and Stockholders' Equity
Interest bearing liabilities
Interest bearing demand deposits	1,648,307	14,989	1.22%	1,728,715	19,982	1.55%
Saving and money market deposits	1,492,858	18,317	1.64%	1,654,155	24,667	1.99%
Time deposits	1,118,409	28,483	3.40%	1,214,697	32,730	3.60%
Total Deposits	4,259,574	61,789	1.94%	4,597,567	77,379	2.25%
Borrowings	150,144	4,320	3.85%	813,713	22,085	3.63%
Repurchase agreements	67,902	643	1.27%	88,417	1,198	1.81%
Subordinated notes	98,282	5,632	7.66%	67,652	3,389	6.70%
Junior subordinated debentures issued to capital trusts	57,757	2,954	6.84%	57,550	3,429	7.97%
Total interest bearing liabilities	4,633,659	75,338	2.17%	5,624,899	107,480	2.55%
Non-interest bearing liabilities
Demand deposits	1,122,303			1,107,304
Accrued interest payable and other liabilities	59,785			68,813
Stockholders' equity	717,148			766,978
Total average liabilities and stockholders' equity	$6,532,895			$7,567,994
Net FTE interest income (Non-GAAP) (5)		194,098			171,635
Less FTE adjustments (5)		3,209			5,626
Net Interest Income		$190,889			$166,009
Net FTE interest margin (Non-GAAP) (5)			4.34%			3.26%
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

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025
	Total Change	Change Due To Volume	Change Due To Rate	Total Change	Change Due To Volume	Change Due To Rate
Interest Income
Interest-bearing deposits in banks	$(569)	$(279)	$(290)	$(1,442)	$(584)	$(858)
Federal Home Loan Bank stock	(674)	(896)	222	(1,949)	(1,244)	(705)
Investment securities - taxable	1,469	(1,812)	3,281	5,507	(7,127)	12,634
Investment securities - non-taxable	(2,546)	(4,168)	1,622	(11,600)	(18,414)	6,814
Loans receivable	18	(473)	491	(195)	(1,198)	1,003
Total interest income	(2,302)	(7,628)	5,326	(9,679)	(28,567)	18,888
Interest Expense
Interest-bearing demand deposits	(1,295)	(112)	(1,183)	(4,993)	(897)	(4,096)
Savings and money market savings deposits	(1,487)	(568)	(919)	(6,349)	(2,250)	(4,099)
Time deposits	(1,579)	(976)	(603)	(4,247)	(2,509)	(1,738)
Borrowings	(4,071)	(4,388)	317	(17,765)	(19,017)	1,252
Repurchase agreements	(198)	(111)	(87)	(555)	(241)	(314)
Subordinated notes	167	141	26	2,243	1,702	541
Junior subordinated debentures issued to capital trusts	(77)	4	(81)	(475)	12	(487)
Total interest expense	(8,540)	(6,010)	(2,530)	(32,141)	(23,200)	(8,941)
Net FTE interest income (Non-GAAP)	6,238	(1,618)	7,856	22,462	(5,367)	27,829
Less change in FTE adjustments	(535)			(2,418)
Net Interest Income	$6,773			$24,880

Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,	September 30,			September 30,	September 30,
(Dollars in Thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Non-interest Income
Service charges on deposit accounts	$3,518	$3,474	$44	1.3%	$10,418	$9,890	$528	5.3%
Wire transfer fees	65	71	(6)	(8.5)%	195	211	(16)	(7.6)%
Interchange fees	3,537	3,510	27	0.8%	10,505	10,154	351	3.5%
Fiduciary activities	1,465	1,363	102	7.5%	4,522	3,940	582	14.8%
Loss on sale of investment securities	(8)	(299,132)	299,124	(100.0)%	(8)	(299,538)	299,530	(100.0)%
Gain on sale of mortgage loans	2,125	1,208	917	75.9%	4,791	3,503	1,288	36.8%
Mortgage servicing income net of impairment	246	351	(105)	(29.9)%	934	1,111	(177)	(15.9)%
Increase in cash value of bank owned life insurance	385	379	6	1.6%	1,063	1,060	3	0.3%
Other income	597	(6,558)	7,155	(109.1)%	2,768	1,756	1,012	57.6%
Total non-interest income	$11,930	$(295,334)	$307,264	(104.0)%	$35,188	$(267,913)	$303,101	(113.1)%

Total non-interest income increased $307.3 million, to non-interest income of $11.9 million for the three months ended September 30, 2026 compared to the same period in 2025, and increased $303.1 million for the nine months ended September 30, 2026 compared to the same period in 2025. The primary components of the change were as follows:

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2026 and 2025
Other income, which includes various miscellaneous income items as well as fair market value adjustments to certain other assets, increased by $7.2 million for the three months ended September 30, 2026 compared to the same period in 2025 and increased by $1.0 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily related to the pre-tax loss of $7.7 million on the sale of the Company's Indirect Auto portfolio related to the balance sheet repositioning efforts during the third quarter of 2025, which did not recur in the current period.

Gain on sale of mortgage loans increased $0.9 million for the three months ended September 30, 2026 compared to the same period in 2025, and increased $1.3 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase is primarily driven by the increased volume of sold loans, and by wider realized gain-on-sale margins in the current quarter when compared with the same year ago period.

Fiduciary activities increased $0.1 million for the three months ended September 30, 2026 compared to the same period in 2025, and increased $0.6 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase is primarily related to an increase in trust fees in the current period related to increased volume in estate planning and annuity sales.

Service charges on deposit accounts remained relatively flat for the three months ended September 30, 2026 compared to the same period in 2025, and increased $0.5 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase is primarily related to higher transaction-based fee activity in the current period.

Interchange fees remained relatively flat for the three months ended September 30, 2026 compared to the same period in 2025, and increased by $0.4 million for the nine months ended September 30, 2026, as compared to the same periods in 2025. The increase was primarily driven by increases in merchant and debit card fees.

Loss on sale of investment securities decreased by $299.1 million for the three months ended September 30, 2026 compared to the same period in 2025, and decreased by $299.5 million for the nine months ended September 30, 2026 compared to the same period in 2025. The decrease was primarily due to the sale of investment securities during the third quarter of 2025 related to the Company's balance sheet repositioning efforts, which did not recur in the current period.

The remaining changes were nominal amongst the remaining individual non-interest income accounts.

Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,	September 30,			September 30,	September 30,
(Dollars in Thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Non-interest Expense
Salaries and employee benefits	$24,233	$22,698	$1,535	6.8%	$71,614	$67,843	$3,771	5.6%
Net occupancy expenses	3,701	3,321	380	11.4%	11,596	10,149	1,447	14.3%
Data processing	3,377	2,933	444	15.1%	10,361	8,757	1,604	18.3%
Professional fees	631	808	(177)	(21.9)%	1,497	2,369	(872)	(36.8)%
Outside services and consultants	2,619	3,844	(1,225)	(31.9)%	7,920	10,387	(2,467)	(23.8)%
Loan expense	1,505	1,237	268	21.7%	4,140	3,157	983	31.1%
FDIC insurance expense	680	1,345	(665)	(49.4)%	2,706	3,849	(1,143)	(29.7)%
Core deposit intangible amortization	620	706	(86)	(12.2)%	1,970	2,338	(368)	(15.7)%
Merger related expense	—	—	—	—%	—	305	(305)	(100.0)%
Prepayment penalties	—	12,680	(12,680)	(100.0)%	—	12,680	(12,680)	(100.0)%
Other losses	308	131	177	135.1%	615	605	10	1.7%
Other expense	3,838	3,249	589	18.1%	13,685	9,239	4,446	48.1%
Total non-interest expense	$41,512	$52,952	$(11,440)	(21.6)%	$126,104	$131,678	$(5,574)	(4.2)%

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2026 and 2025

Non-interest expense decreased $11.4 million for the three months ended September 30, 2026 compared to the same period in 2025, and decreased $5.6 million for the nine months ended September 30, 2026 compared to the same period in 2025. The primary components of the change were as follows:

Salaries and employee benefits expense increased by $1.5 million for the three months ended September 30, 2026 compared to the same period in 2025, and increased $3.8 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase is primarily driven by higher employee health insurance expense and higher salaries expense related to strategic hiring and annual merit increases, partially offset by lower bonus and incentive expense.

Outside services and consultants expense decreased by $1.2 million for the three months ended September 30, 2026 compared to the same period in 2025, and decreased $2.5 million for the nine months ended September 30, 2026 compared to the same period in 2025. The decrease reflects management's ongoing efforts to reduce the reliance on third party services.

Other expenses, which includes corporate and other service expenses, increased by $0.6 million for the three months ended September 30, 2026 compared to the same period in 2025, and increased by $4.4 million for the nine months ended September 30, 2026 compared to the same period in 2025. During the second quarter of 2026, the Company recorded a pre-tax expense accrual of $3.1 million related to a lawsuit stemming from 2018 related to a unique circumstance involving the repossession and credit reporting of a single vehicle financed through our legacy indirect auto business, as previously announced. The accrual will remain in place until the Company has finalized the appeal process.

Net occupancy expenses increased by $0.4 million for the three months ended September 30, 2026 compared to the same period in 2025, and increased by $1.4 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase is primarily driven by higher snow and lawn care maintenance, furniture and equipment expense, and related depreciation expense, partially offset by lower building maintenance expenses in the current period.

Data processing expense increased by $0.4 million for the three months ended September 30, 2026 compared to the same period in 2025, and increased by $1.6 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase is primarily driven by higher software maintenance and support costs and increased data processing outside services, partially offset by a decrease in debit card and ATM processing expense.

Loan expense increased by $0.3 million for the three months ended September 30, 2026 compared to the same period in 2025, and increased by $1.0 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase is primarily related to a higher amount of production related expense in the current period and a higher amount of reimbursements in the year ago period.

Professional fees decreased by $0.2 million for the three months ended September 30, 2026 compared to the same period in 2025, and decreased by $0.9 million for the nine months ended September 30, 2026 compared to the same period in 2025. The decrease in the current quarter compared with the year ago period is primarily related to lower gross expenses from the resolution of outstanding legal items near the end of 2025. In addition, the reduction in the year-to-date period compared with the comparative period a year ago is partially owed to a reimbursement of previously incurred legal expense during the second quarter of 2026.

FDIC Insurance expense decreased by $0.7 million for the three months ended September 30, 2026 compared to the same period in 2025, and decreased by $1.1 million for the nine months ended September 30, 2026 compared to the same period in 2025. The decrease is related to a reduction in FDIC assessments in the current year related to improved profitability and higher capital levels.

Prepayment penalties decreased $12.7 million for the three and nine months ended September 30, 2026 when compared to the same period in 2025. The decrease was driven by a $12.7 million prepayment penalty related to the payoff of $700 million in FHLB advances during the third quarter of 2025 related to the Company's balance sheet repositioning efforts, which did not recur in the current period.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2026 and 2025
The remaining changes were nominal amongst the remaining individual non-interest expense accounts.

Provision and Allowance for Credit Losses

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Allowance for Credit Losses on Loans
Balance at beginning of period	$51,921	$54,399	$51,299	$51,980
Provision for credit losses on loans	1,581	(3,390)	3,434	152
Net loan (charge-offs) recoveries:
Commercial	$(733)	$(294)	$(1,370)	$(331)
Residential Real estate	(3)	(20)	(49)	(26)
Consumer	(456)	(517)	(1,004)	(1,597)
Total net loan (charge-offs) recoveries	$(1,192)	$(831)	$(2,423)	$(1,954)
Balance at end of period	$52,310	$50,178	$52,310	$50,178

Liability for Unfunded Lending Commitments
Balance at beginning of period	$1,294	$2,312	$1,840	$2,149
Provision (benefit) for credit losses on unfunded lending commitments	(281)	(41)	(827)	122
Balance at end of period	$1,013	$2,271	$1,013	$2,271
Allowance for Credit Losses on Loans and Liability for Unfunded Lending Commitments	$53,323	$52,449	$53,323	$52,449

Horizon assesses the adequacy of its Allowance for Credit Losses (“ACL”) by regularly reviewing the performance of its loan portfolio against various economic backdrops, which periodically change. During the three months ended September 30, 2026, the Company recorded a provision for credit losses on loans of $1.6 million. This compares to a benefit for credit losses on loans of $3.4 million for the same period in 2025. The increase in the provision for credit losses on loans compared to the prior-year period was primarily attributable to the release of approximately $3.1 million in total Allowance against the sold portion of the indirect auto portfolio during the third quarter of 2025, which did not recur. The total provision for credit losses, including the reduction in reserve for unfunded lending commitments is a benefit of credit losses of $0.3 million in the current period, was $1.3 million for three months ended September 30, 2026, compared to a benefit for credit losses of $3.6 million for the same period in 2025.

For the three months ended September 30, 2026, net loan charge-offs increased by $0.4 million to $1.2 million, compared to $0.8 million during the same period in 2025. The increase in charge-offs is due to modest increases in charge-offs in the commercial portfolio during the current period.

The Company’s allowance for credit losses as a percentage of period-end loans HFI was 1.04% at September 30, 2026, compared to 1.04% at September 30, 2025.

As of September 30, 2026, the liability for unfunded lending commitments was $1.0 million compared to $2.3 million as of September 30, 2025.

Income Taxes

The Company’s income tax expense for the three months ended September 30, 2026 was $5.6 million compared to a tax benefit of $64.3 million for the same period in 2025, resulting in effective tax rates of 16.4% and 22.5% for those periods, respectively. The Company’s income tax expense for the nine months ended September 30, 2026 was $17.6 million compared to a tax benefit of $56.4 million for the same period in 2025, resulting in effective tax rates of 18.1% and 24.1%,

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2026 and 2025 respectively. The decrease in the effective tax rate for three months ended September 30, 2026 was primarily due to the favorable impact of a discrete benefit of $0.9 million in the third quarter of 2026.

The effective income tax rates differed from the U.S. statutory federal income tax rates of 21% during the comparable periods primarily due to the effect of tax exempt income from securities, loans, and life insurance policies, and net tax benefits from tax credit investments.

Financial Condition

Total assets increased by $154.5 million, or 2.4%, as of September 30, 2026, from $6.4 billion as of December 31, 2025. The increase in total assets is primarily due to an increase in total cash and cash equivalents of $70.8 million, or 50.8%, and an increase in other assets of $21.7 million or 10.1%. The increase was partially offset by a decrease in FHLB stock of $38.3 million, or 83.8%, a decrease in investment securities available-for-sale of $18.0 million, or 2.1% and a decrease in loans held for sale of $6.3 million, or 64.0%,

Total loans HFI, net of ACL, increased $128.4 million, to $5.0 billion, as of September 30, 2026 compared to balances as of December 31, 2025. The increase is primarily due to growth in the commercial and consumer loans, partially offset by runoff in indirect installment loans. The company continues to maintain a balanced growth profile across various geographies, products and industries, and holds a diverse lending portfolio consisting primarily of commercial real estate, consumer, residential and commercial and industrial portfolios.

Total available for sale securities decreased $18.0 million, or 2.1%, to $857.4 million as of September 30, 2026 when compared to balances as of December 31, 2025. During the first nine months of 2026, the Company purchased approximately $108.2 million of available for sale securities and sold $5.5 million, which was offset by amortization and maturities within the portfolio and changes in the fair market value of the available for sale portfolio related to the increase in interest rates.

Total deposit balances increased by $206.0 million, or 3.9%, to $5.5 billion as of September 30, 2026 when compared to balances as of December 31, 2025. The increase was driven by a $108.5 million increase in interest bearing deposits, a $89.0 million increase in savings and money market deposits, reflecting continued success in core deposit gathering efforts, and a $30.5 million increase in non-interest bearing deposits. The increase was partially offset by a decrease of $22.0 million in time deposits. The Company maintains a granular and tenured deposit base, with a continued focus on core commercial and consumer deposit gathering.

Total borrowings decreased by $74.0 million, or 29.8%, to $174.6 million as of September 30, 2026 when compared to balances as of December 31, 2025, related to a decrease in repurchase agreements.

Investment securities are comprised of the following as of (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available for sale
U.S. Treasury, federal agencies, and government sponsored agencies	$15,431	$14,505	$16,837	$16,905
State and municipal	361,539	303,371	353,559	319,665
U.S. government agency mortgage-backed securities	532,651	498,691	489,683	494,174
Corporate notes	42,750	40,862	48,750	44,670
Total available for sale investment securities	$952,371	$857,429	$908,829	$875,414

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2026 and 2025
Credit Quality

The ACL balance at September 30, 2026 was $52.3 million, or 1.04% of period-end loans HFI, compared to an ACL balance of $51.3 million at December 31, 2025, or 1.05% of loans HFI. The increase in the ACL is primarily due to net loan growth and an increase in specific reserves on select commercial loans.

As of September 30, 2026, total non-accrual loans increased by $1.2 million, or 3.74%, from December 31, 2025, to 0.67% of total loans HFI. Total non-performing assets increased $4.0 million, or 9.87%, from December 31, 2025, to 0.68% of total assets.

During the nine months ended September 30, 2026, net charge-offs were $2.4 million, or 7 basis points annualized of average loans in the period, a change from $2.0 million, or 5 basis points annualized of average loans in the year ago comparable period.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the Three and Nine months ended September 30, 2026 and 2025

	Credit Quality
	(Dollars in Thousands Except Ratios, Unaudited)
	Quarter Ended
	September 30,	December 31,
	2026	2025
Non-accrual loans
Commercial	$19,557	$14,549
Residential Real estate	8,737	10,087
Consumer	5,377	7,821
Total non-accrual loans	$33,671	$32,457
90 days and greater delinquent - accruing interest	$2,256	$2,489
Total non-performing loans	$35,927	$34,946
Other real estate owned
Commercial	$846	$539
Residential Real estate	957	672
Consumer	2,647	480
Total other real estate owned	$4,450	$1,691

Other non-performing assets (1)	$4,262	$3,991

Total non-performing assets	$44,639	$40,628

Net charge-offs (recoveries)
Commercial	$733	$436
Residential Real estate	3	(25)
Consumer	456	559
Total net charge-offs	$1,192	$970

Allowance for credit losses
Commercial	$35,431	$35,473
Residential Real estate	2,844	3,183
Consumer	14,035	12,643
Total allowance for credit losses	$52,310	$51,299

Credit quality ratios
Non-accrual loans to HFI loans	0.67%	0.67%
Non-performing assets to total assets	0.68%	0.63%
Annualized net charge-offs of average total loans	0.10%	0.08%
Allowance for credit losses to HFI loans	1.04%	1.05%
Allowance for credit losses to non-performing loans	145.60%	146.80%
(1) Other non-performing assets consist of a single available for sale security placed on non-accrual status in the third quarter of 2025.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the nine months ended September 30, 2026 and 2025
Liquidity
The Bank maintains a stable base of core deposits provided by long–standing relationships with individuals and local businesses. These deposits are the principal source of liquidity for Horizon. Other sources of liquidity for Horizon include earnings, loan repayment, investment security sales and maturities, proceeds from the sale of residential mortgage loans, unpledged investment securities and borrowing relationships with correspondent banks, including the FHLB. At September 30, 2026, in addition to liquidity available from the normal operating, funding, and investing activities of Horizon, the Bank had approximately $1.62 billion in unused credit lines with various money center banks, including the FHLB and the FRB Discount Window compared to $1.68 billion at December 31, 2025.
The cash flows from the operating, investing and financing activities of the Company resulted in a net increase in cash, cash equivalents and restricted cash of $70.8 million during the nine months ended September 30, 2026, as reported in the consolidated statements of cash flows. Operating activities, consisting mainly of net income adjusted for certain non-cash items, provided cash flow of $83.3 million and have historically been a stable source of funds. Investing activities, which occur mainly in the loan and investment securities portfolios, used cash of $129.7 million mainly due to a net change in loans of $127.9 million and purchases of AFS securities of $108.2 million, which was partially offset by proceeds from maturities, calls and principal repayments of securities available for sale of $64.1 million and the redemption of FHLB stock of $38.3 million. Financing activities provided cash of $117.3 million, largely resulting from the proceeds from proceeds from borrowing of $159.4 million and the net growth in deposits of $206.0 million, which was partially offset by the repayment of borrowings of $159.5 million, cash used in the net reduction in repurchase agreements of $64.5 million and $24.7 million in dividends paid on common stock, during the nine months ended September 30, 2026.
Capital Resources
The capital resources of Horizon and the Bank exceeded regulatory capital ratios for “well capitalized” banks at September 30, 2026. Stockholders’ equity totaled $699.3 million as of September 30, 2026, compared to $688.3 million as of December 31, 2025. The increase in stockholders’ equity during the period was primarily due to an increase in retained earnings of $55.0 million for the nine months ended September 30, 2026, offset by higher losses in accumulated other comprehensive loss of $46.0 million.
As of September 30, 2026, the ratio of total stockholders’ equity to total assets is 10.61%. Book value per common share was $13.68, increasing $0.18 compared to December 31, 2025.
Tangible common equity1 totaled $538.9 million at September 30, 2026, and the ratio of tangible common equity to tangible assets1 was 8.38% at September 30, 2026. Tangible book value, which excludes intangible assets from total equity, per common share1 was $10.54, increasing $0.22 compared to December 31, 2025.
Horizon declared common stock dividends in the amount of $0.16 per share during the three months ended September 30, 2026 and $0.16 per share for the same period in 2025. The dividend payout ratio (dividends as a percent of basic earnings per share) was 31% and (12)% for the nine months ended September 30, 2026 and 2025, respectively. For additional information regarding dividends, see Horizon’s 2025 Annual Report on Form 10–K.
1 Non-GAAP financial metric. See Non-GAAP reconciliation included herein for the most directly comparable GAAP measure.

HORIZON BANCORP, INC. AND SUBSIDIARIES
Management’s Discussion and Analysis of Financial Condition
And Results of Operations
For the nine months ended September 30, 2026 and 2025
Use of Non-GAAP Financial Measures

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

Non–GAAP Reconciliation of Net Fully-Taxable Equivalent ("FTE") Interest Margin
(Dollars in Thousands, Unaudited)
		Three Months Ended		Nine Months Ended
		September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Interest income (GAAP)	(A)	$91,069	$92,836	$266,227	$273,489
Taxable-equivalent adjustment:
Investment securities - tax exempt (1)		$683	$1,218	$2,046	$4,482
Loan receivable (2)		379	379	1,163	1,144
Total taxable-equivalent adjustment (3)		$1,062	$1,597	$3,209	$5,626
Interest income (non-GAAP)	(B)	$92,131	$94,433	$269,436	$279,115
Interest expense (GAAP)	(C)	$25,910	$34,450	$75,338	$107,480
Net interest income (GAAP)	(D) =(A) - (C)	$65,159	$58,386	$190,889	$166,009
Net FTE interest income (non-GAAP)	(E) = (B) - (C)	$66,221	$59,983	$194,098	$171,635
Average interest earning assets	(F)	$6,014,488	$6,766,742	$5,977,535	$7,048,581
Net FTE interest margin (non-GAAP)	(G) = (E*) / (F)	4.37%	3.52%	4.34%	3.26%

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

HORIZON BANCORP, INC. AND SUBSIDIARIES

Non–GAAP Reconciliation of Tangible Common Equity to Tangible Assets
(Dollars in Thousands, Unaudited)
		Three Months Ended
		September 30, 2026	September 30, 2025

Total stockholders' equity (GAAP)	(A)	$699,303	$660,771
Intangible assets (end of period)	(B)	160,421	163,097
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$538,882	$497,674

Total assets (GAAP)	(D)	6,591,145	6,712,497
Intangible assets (end of period)	(B)	160,421	163,097
Total tangible assets (non-GAAP)	(E) = (D) - (B)	$6,430,724	$6,549,400

Tangible common equity to tangible assets (Non-GAAP)	(G) = (C) / (E)	8.38%	7.60%

Non–GAAP Reconciliation of Tangible Book Value Per Share
(Dollars in Thousands, Unaudited)
		Three Months Ended
		September 30, 2026	September 30, 2025

Total stockholders' equity (GAAP)	(A)	$699,303	$660,771
Intangible assets (end of period)	(B)	160,421	163,097
Total tangible common equity (non-GAAP)	(C) = (A) - (B)	$538,882	$497,674
Common shares outstanding	(D)	51,110,798	50,970,530
Tangible book value per common share (non-GAAP)	(E) = (C) / (D)	$10.54	$9.76

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
The table below shows the modelled effects of an immediate and parallel shift in interest rates on the Company's net interest income profile over a one-year horizon versus the base case net interest income in a flat rate scenario. The simulation model assumes a static balance sheet over that twelve month period, and utilizes various non-maturity interest bearing deposit beta assumptions, based on the underlying products, ranging from 12% to 80% in the disclosed model outputs below. Deposit beta is an estimate for how quickly interest-bearing deposit pricing will change for a given change in interest rates. Because of limitations inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results, but rather to provide insight into our current interest rate exposure and to assist in the execution of appropriate asset/liability management strategies. As shown below, the model output would indicate that as of September 30, 2026, the Company's interest-earning assets are projected to reprice at a slightly faster pace than interest-bearing liabilities for the next 100 basis points increase in interest rates.

	September 30, 2026
(Dollars in thousands)	$ Change in Net Interest Income	% Change in Net Interest Income
200 basis points rising	$4,932.0	1.8%
100 basis points rising	5,128.0	1.9%
100 basis points falling	$1,154.0	0.4%
200 basis points falling	958.0	0.4%

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of disclosure controls and procedures as of September 30, 2026, Horizon’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Horizon’s disclosure controls (as defined in Exchange Act Rule 13a–15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, such officers have concluded that, as of the evaluation date, Horizon's disclosure controls and procedures are effective to ensure that the information required to be disclosed by Horizon in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time specified in Securities and Exchange Commission's rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosures.
Changes in Internal Control Over Financial Reporting
Horizon’s management, including its Chief Executive Officer and Chief Financial Officer, also have concluded that during the fiscal quarter ended September 30, 2026, there have been no changes in Horizon’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Horizon’s internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Unregistered Sales of Equity Securities: Not Applicable
(b)Use of Proceeds: Not Applicable
(c)Repurchase of Our Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not Applicable
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5.    OTHER INFORMATION
During the fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS
(a) Exhibits

Exhibit No.	Description	Location
31.1	Certification of Thomas M. Prame pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of John R. Stewart pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Thomas M. Prame pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
32.2	Certification of John R. Stewart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101	Inline Interactive Data Files	Attached
104	The cover page from the Company’s Quarterly Report on Form 10–Q for the quarter ended September 30, 2026, has been formatted in Inline XBRL	Within the Inline XBRL document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORIZON BANCORP, INC.

November 6, 2026	/s/ Thomas M. Prame
Date	Thomas M. Prame
Chief Executive Officer

November 6, 2026	/s/ John R. Stewart
Date	John R. Stewart
Chief Financial Officer